Form 10-Q
period 2006-04-30
Verigy Ltd.
filed 2006-07-14
CIK 1352341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-52038

VERIGY LTD.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

SINGAPORE	3674
(STATE OR OTHER JURISDICTION OF	(PRIMARY STANDARD INDUSTRIAL
INCORPORATION OR ORGANIZATION)	CLASSIFIED CODE NO.)

NO. 1 YISHUN AVE 7
SINGAPORE 768923	N/A
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (+65) 6377-1688

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES ☐    NO ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR NON-ACCELERATED FILER. SEE DEFINITION OF “ACCELERATED FILER AND LARGE ACCELERATED FILER” IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐	NON-ACCELERATED FILER ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).   YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

As of July 6, 2006, there were 58,651,559 ordinary shares of the company outstanding.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.                    CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

VERIGY LTD.

CONDENSED COMBINED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net revenue:
Products	$158	$76	$301	$131
Services	34	24	61	48
Total net revenue	192	100	362	179
Costs of sales (Note 3):
Cost of products	81	49	155	89
Cost of services	25	22	49	43
Total costs of sales	106	71	204	132
Operating expenses (Note 3):
Research and development	25	26	50	52
Selling, general and administrative	40	36	77	68
Restructuring charges	8	—	14	—
Separation costs	20	—	35	—
Total operating expenses	93	62	176	120

Loss from operations	(7)	(33)	(18)	(73)
Other income (expense), net	—	—	—	—

Loss before taxes	(7)	(33)	(18)	(73)
Provision for income taxes	4	4	9	9
Net loss	$(11)	$(37)	$(27)	$(82)

Basic and diluted net loss per share	$(0.22)	$(0.74)	$(0.54)	$(1.64)

Basic and diluted weighted average shares used in computing net loss per share	50	50	50	50

The accompanying notes are an integral part of these condensed combined financial statements.

VERIGY LTD.

CONDENSED COMBINED BALANCE SHEET

(in millions)

(Unaudited)

	April 30, 2006	October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts receivable, net	121	75
Inventory	105	110
Other current assets	14	14
Total current assets	240	199
Property, plant and equipment, net	36	18
Goodwill	18	17
Other assets	27	26
Total assets	$321	$260
LIABILITIES AND INVESTED EQUITY
Current liabilities:
Accounts payable	$33	$21
Employee compensation and benefits	50	40
Deferred revenue	50	42
Income taxes and other taxes payable	40	32
Other accrued liabilities	40	23
Total current liabilities	213	158
Long-term liabilities	18	15
Total liabilities	231	173
Commitments and contingencies (Note 14)
Invested equity:
Invested equity (Note 3)	88	86
Accumulated other comprehensive income	2	1
Total invested equity	90	87
Total liabilities and invested equity	$321	$260

The accompanying notes are an integral part of these condensed combined financial statements.

VERIGY LTD.

CONDENSED COMBINED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(27)	$(82)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4	3
Excess and obsolete inventory-related charges	14	5
Loss on disposal of property, plant and equipment	2	—
Share-based compensation	7	—
Asset impairment and other exit costs (Note 10)	3	—
Changes in assets and liabilities:
Trade accounts receivable	(46)	(7)
Inventory	(9)	(5)
Accounts payable	12	(5)
Deferred revenue	8	(1)
Income taxes and other taxes payable	8	7
Other current assets and liabilities	27	—
Other long-term assets and liabilities	2	11
Net cash provided by (used in) operating activities	5	(74)
Cash flows from investing activities:
Purchases of investments	—	(2)
Investments in property, plant and equipment	(24)	(5)
Net cash used in investing activities	(24)	(7)
Cash flows from financing activities:
Distribution for share-based compensation (Note 6)	(7)	—
Asset impairment and other exit costs	(3)	—
Net Agilent invested equity	29	81
Net cash provided by financing activities	19	81
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these condensed combined financial statements.

VERIGY LTD.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

1. OVERVIEW AND BASIS OF PRESENTATION

Overview

Verigy (“we,” “us” or the “Business”) design, develop and manufacture semiconductor test equipment and provide test system solutions that are used in the manufacture of System-on-a-Chip (SOC), System-in-a-Package (SIP), high-speed memory and memory devices. In addition to test equipment, our solutions include consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

On August 15, 2005, Agilent Technologies Inc. announced its intention to separate the Business into a stand-alone publicly traded company focused on technology and innovation in semiconductor testing. The separation of our business from Agilent was completed on June 1, 2006. Until  the completion of our initial public offering (“IPO”) on June 16, 2006, we were a wholly owned subsidiary of Agilent. Our registration statement on Form S-1 was declared effective on June 12, 2006 (File No. 333-132291). Pursuant to the registration statement, we offered and sold 8.5 million of our ordinary shares in the IPO at a price of $15 per share, which less underwriting discounts and commission related in aggregated net proceeds of approximately $118.6 million. On July 6, 2006, the underwriters of the IPO exercised a portion of their over-allotment option which resulted in the issuance of additional 151,559 shares and generated approximately $2.1 million in net proceeds. The remaining portion of the underwriters’ over-allotment has lapsed. As a result, we have approximately 58.7 million ordinary shares outstanding as of July 6, 2006. In addition, under the master separation and distribution agreement with Agilent, we expect Agilent to make a payment to us of $19.3 million, the amount by which the aggregate net proceeds of our IPO were less than $140 million.

We have also agreed to cause Agilent to be released by October 31, 2007 from specified guarantees or other security obligations that Agilent has entered into or will enter into on our behalf. Agilent will have no obligation to maintain any such guarantees or other security obligations on our behalf following October 31, 2007. These guarantees and security arrangements relate to real property lease deposits and guarantees, security for company credit card programs and other credit arrangements, and required deposits with governmental trade and tax agencies and are currently estimated to be approximately $13 million in the aggregate.

Verigy and Agilent entered into a master separation and distribution agreement prior to the completion of our initial public offering that contains the key provisions relating to the separation, initial public offering and the distribution, which currently intended to occur by the end of fiscal year 2006. The master separation and distribution agreement describes generally the agreements and other documents that were delivered on the separation date, including the ancillary agreements. These ancillary agreements include the general assignment and assumption agreement, the tax sharing agreement, the employee matters agreement, the intellectual property matters agreement, the manufacturing trademark license agreement and the transition services agreement. In addition, pursuant to the master separation and distribution agreement, we entered into a revolving credit facility with Agilent on the separation date.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30, and July 31.

Basis of Presentation

We historically have operated as part of Agilent, and not as a stand-alone company. Financial statements were not previously prepared for Verigy as we had no separate existence prior to June 1, 2006. The accompanying condensed combined financial statements have been derived in accordance with accounting principles generally accepted in the United State (“U.S.”) from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy.

We have prepared the accompanying interim financial data for the three and six months ended April 30, 2006 and 2005 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with the condensed combined financial statements as included in our prospectus which was filed on June 12, 2006. In the opinion of management, the accompanying interim condensed combined financial statements contain all normal and recurring adjustments necessary to state fairly our condensed combined financial position as of April 30, 2006, condensed combined results of operations for the three and six months ended April 30, 2006 and 2005, and cash flow activities for the six months ended April 30, 2006 and 2005.

We historically have received substantial management and shared administrative services from Agilent and we and Agilent engage in certain intercompany transactions. Prior to our separation from Agilent, we relied on Agilent for substantially all of our operational and administrative support. The condensed combined financial statements include allocations of certain Agilent corporate expenses, including information technology resources and support; finance, accounting, and auditing services; real estate and facility management services; human resources activities; certain procurement activities; treasury services, customer contract administration, legal advisory services, and Agilent Labs services. We have benefited from Agilent agreements with third parties related to cost sharing arrangements covering branding and marketing expenses, intellectual property licenses and agreements related to the use of real property.

Management believes the assumptions and allocations underlying the condensed combined financial statements are reasonable and appropriate under the circumstances. The expenses and cost allocations have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented.

However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Agilent. Our future results of operations which will reflect our separation from Agilent will include costs and expenses for us to operate as an independent company, and, consequently, these costs and expenses maybe materially different than our historical results of operations, financial position, and cash flows. Accordingly, the financial statements for these periods are not necessarily indicative of our future results of operations, financial position, and cash flows.

Agilent has historically used a centralized approach to cash management and financing of its operations. Transactions relating to Verigy are accounted for through the Agilent invested equity account for Verigy. Accordingly, none of the cash, cash equivalents or debt at the Agilent corporate level has been assigned to Verigy in the condensed combined financial statements.

Historically, Agilent has provided funds to finance our working capital and other cash requirements. However, as a result of the completion of our separation from Agilent, we have a limited amount of cash. We do not expect Agilent to provide any further funding to us in the future, other than the $19.3 million payment, the amount by which the aggregate net proceeds from our IPO were less than $140 million. In the event we need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms, or at all. Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, market acceptance of our products and the cyclical and seasonal demand for our products. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could materially adversely affect our business, financial condition, cash flows and results of operations.

See Note 3, “Transaction with Agilent” for further information regarding the relationships we have with Agilent.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination

Our condensed combined financial statements include the global historical assets, liabilities and operations of the Business. All significant intracompany transactions within Verigy have been eliminated. All significant intercompany transactions between us and other Agilent businesses are included in these condensed combined financial statements. All intercompany transactions are considered to be effectively settled for cash in the condensed combined statements of cash flows at the time the transaction is recorded. Certain assets and liabilities of Verigy, which are included in these condensed combined financial statements, may, or may not, be indicative of our business on a stand-alone basis.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed combined financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes. Although these estimates are based on management’s knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

3. TRANSACTIONS WITH AGILENT

Intercompany Transactions

We derived revenue from the sales of products to other Agilent businesses of $0.5 million and $0.4 million for the three months ended April 30, 2006 and 2005, respectively, and $1 million and $0.9 million for the six months ended April 30, 2006 and 2005, respectively. The revenue was recorded using a cost plus methodology and may not necessarily represent a price an unrelated third party would pay.

During the three months ended April 30, 2006 and 2005, we purchased materials from other Agilent businesses of approximately $0.5 million and $2 million, respectively. During the six months ended April 30, 2006 and 2005, we purchased materials from other Agilent businesses of approximately $4 million and $3 million, respectively. All purchases were at cost and were recorded in cost of products for the respective periods.

Allocated Costs

The condensed combined statements of operations include our direct expenses as well as allocations of expenses arising from shared services and infrastructure provided to us by Agilent. These allocated expenses include costs of centralized research and development, legal and accounting services, employee benefits, real estate and facilities, corporate advertising, insurance services, information technology, treasury and other corporate and infrastructure services. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. The allocation methods include headcount, square footage, actual consumption and usage of services, adjusted invested capital and others.

Allocated costs included in the accompanying condensed combined statements of operations are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)

Cost of products	$7	$6	$14	$12
Research and development	5	5	9	9
Selling, general and administrative	17	13	35	25
Other (income) expense, net	—	—	—	—
Total allocated costs	$29	$24	$58	$46

See Note 12, Separation Costs, for separation cost details.

An analysis of Agilent’s Net Investment in Verigy is summarized below:

	Six Months Ended April 30,
	2006	2005
	(in millions)

Balance at beginning of period	$86	$117
Net loss	(27)	(82)
Cash from operating activities transferred from (to) Agilent	(5)	74
Cash transferred from Agilent to fund investments in fixed and other assets	24	7
Asset impairment and other exit costs	3	—
Distribution for stock-based compensation	7	—
Balance at end of period	$88	$116

Agreements with Agilent

We share and operate under numerous agreements executed by Agilent with third parties, including but not limited to purchasing, manufacturing, supply, and distribution agreements; use of facilities owned, leased, and managed by Agilent; and software, technology and other intellectual property agreements.

4. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R requires us to expense SBP awards with compensation cost for SBP awards based on fair value. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff accounting Bulletin No. 107 “Share-Based Payment” (“SAB No. 107”), which expresses views of the SEC Staff about the application of SFAS 123R.

We adopted the provisions of SFAS 123R using the modified prospective transition method beginning November 1, 2005, the first day of the first quarter of fiscal 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS 123R. We have selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all our awards.

Under this new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our share price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. Compensation expense for share-based equity awards issued after November 1, 2005 is recognized on a straight-line basis over the vesting period of the award. For awards issued prior to November 1, 2005, we recognize SBP compensation expense based on the accelerated method described in FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). The adoption of SFAS 123R also requires additional accounting related to income taxes as well as additional disclosure related to the cash flow effects resulting from share-based compensation. We recorded approximately $3 million and $7 million charge for share compensation expenses for the three and six months ended April 30, 2006. In addition, we will have additional share-based compensation expense related to newly issued Verigy options as of our IPO effective date. We are still evaluating the impact on our financial statements of those newly issued Verigy options whose value and volatility may be significantly different than Agilent’s options.

Upon final distribution of Verigy shares by Agilent, unvested Agilent stock options held by Verigy employees will terminate. To the extent options are vested as of the date of distribution, Verigy employees will have a period of three months in which to exercise the Agilent option before such options terminate. Exercise of Agilent options by Verigy employees will have no impact on our financial statements or on our outstanding ordinary shares. To the extent that the Agilent options were not vested as of the distribution date, Verigy will replace the Agilent options with new Verigy options based on the ratio of the Agilent stock price prior to the distribution to the Verigy share price after the distribution.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” (“FSP FAS 123(R)-3”) FSP FAS 123(R)-3 provides a practical exception when a company transitions to the accounting requirements in SFAS 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R, termed the Additional Paid in Capital Pool “APIC Pool”, assuming the company had been following the recognition provisions prescribed by FAS 123. We have elected to use the guidance in FSP FAS 123(R)-3 to calculate our APIC Pool. FSP FAS 123(R)-3 is effective immediately. The adoption of the FSP did not have an impact on our overall results of operations or financial position.

5. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of ordinary shares outstanding. The weighted-average number of ordinary shares outstanding does not include the diluted effect of ordinary equivalent shares, such as share options. Diluted net loss per share is calculated by dividing net loss by the weighted-average ordinary shares outstanding plus the dilutive effect of ordinary equivalent shares, such as share options. The calculation of diluted net loss per share excludes shares of potential ordinary shares if the effect is anti-dilutive. For all periods in which a net loss is reported, diluted net loss per share equals basic net loss per share.

As of May 31, 2006, we had issued 50,000,000 ordinary shares to our then sole shareholder, Agilent. Basic and diluted net loss per share have been computed by dividing the net loss for each period presented by the 50,000,000 ordinary shares currently held by Agilent.

6. SHARE-BASED COMPENSATION

Share-based compensation. Prior to our separation from Agilent, our employees participated in Agilent’s stock-based compensation plans. Until November 1, 2005, we accounted for stock-based awards, based on Agilent’s stock, using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under the intrinsic value method, we record compensation expense related to stock options in our condensed combined statements of operations when the exercise price of our employee stock-based award is less than the market price of the underlying Agilent stock on the date of the grant. We had no stock option expenses where the exercise price, was less than the market price on the date of the grant in any of the periods presented.

Pro forma information. Pro forma net income (loss) information, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) has been determined as if we had accounted for the employee stock options we granted, including shares issuable to our employees under the Agilent Employee Stock Purchase Plan (the “423(b) Plan”), and the Option Exchange Program, under SFAS No. 123’s fair value method. In 2003, Agilent implemented the amendment of Agilent Option Exchange Program which permitted Agilent to offer a one-time exchange of options issued under the Agilent Stock Plan having an exercise price greater than $25 for a lesser number of options to be granted at least six months and one day from the cancellation of surrendered options. The calculations are based on Agilent stock options held by our employees and Agilent’s assumptions. At the distribution date, employees will have a period of 3 months in which to exercise their vested Agilent options. To the extent that employees’ Agilent options were not vested as of distribution date, Verigy will replace the Agilent options with new Verigy options using a conversion ratio determined at the distribution date. The ratio will be based upon the stock price of Agilent common stock prior to the distribution date compared to the share price of our ordinary shares following the distribution date. After the separation, our option program and practices may, or may not, be similar to Agilent’s. As a result of these changes, the expense associated with future options may be substantially different than the historical data provided below.

The pro forma information for the three and six months ended April 30, 2005 was as follows:

	Three Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2005	2005
	(in millions, except per share data)

Net loss as reported	$(37)	$(82)
SFAS No. 123 based compensation	(4)	(10)
Tax benefit	—	1
Net loss – pro forma	$(41)	$(91)

Net loss per share, basic and diluted:
As reported	$(0.74)	$(1.64)
Pro forma	$(0.82)	$(1.82)

Impact of the Adoption of SFAS No. 123 (R)

Agilent adopted SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005. Accordingly, during the six month period ended April 30, 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123 was in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28. For share-based awards granted after November 1, 2005, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R). For these awards we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three and six month periods ended April 30, 2006 has been reduced for estimated forfeitures.

We recorded the distribution of share-based compensation expenses for Agilent options as an increase in Agilent’s invested equity in Verigy.

The impact on our results for share-based compensation for the three and six month period ended April 30, 2006 was as follows:

	Three Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2006	2006
	(in millions, except per share data)

Cost of products and services	$0.7	$1.2
Research and development	0.4	0.9
Selling, general and administrative	1.5	4.5
Total share-based compensation expense	$2.6	$6.6

Impact on net loss per share:
Basic and diluted	$(0.05)	$(0.13)

For the three and six months ended April 30, 2006 our share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of awards, as determined under SFAS No. 123 (R), granted during the three and six month period ended April 30, 2006 was $11.25 and $2.97 per share, respectively. For the three and six months ended April 30, 2006 the windfall tax benefit realized from exercised stock options and similar awards was insignificant. As of April 30, 2006, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures was insignificant.

Valuation Assumptions

The fair value of options granted was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Risk-free interest rate for options	4.7%	4.1%	4.3%	3.5%
Risk-free interest rate for the 423(b) Plan	—	—	4.3%	2.4%
Dividend yield	0%	0%	0%	0%
Volatility for options	28%	36%	29%	39%
Volatility for the 423(b) Plan	—	—	30%	37%
Expected option life	4.25 years	4 years	4.25 years	4 years
Expected life for the 423(b) Plan	—	—	6 months – 1 year	6 months – 2 years

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. Beginning November 1, 2005, the expected stock price volatility assumption was determined using the implied volatility for Agilent’ stock. Prior to the adoption of SFAS No. 123 (R), we used a combination of historical and implied volatility in deriving our expected volatility assumption. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a combined method of determining volatility.

Share-Based Payment Award Activity

The following table summarizes equity share-based payment award activity for the six months ended April 30, 2006:

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2005	4,498	$28
Granted	715	$30
Exercised	(988)	$25
Cancellations	(580)	$25
Outstanding as of April 30, 2006	3,645	$30

The following table summarizes information about all options to purchase shares of Agilent common stock outstanding at April 30, 2006:

		Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)	(in thousands)			(in thousands)
$ 0 - 15	78	6.3 years	$13	$1,978	56	6.3 years	$13	$1,379
$15.01 - 25	966	7.8 years	$20	$17,608	345	10.9 years	$20	$6,545
$25.01 - 30	874	5.1 years	$27	$9,918	819	8.1 years	$27	$9,069
$30.01 - 40	1,441	7.4 years	$34	$6,632	560	8.2 years	$34	$2,267
$40.01 - 50	200	2.9 years	$44	—	200	2.9 years	$44	—
$50 and over	86	3.7 years	$71	—	86	3.7 years	$71	—
	3,645	6.6 years	$30	$36,136	2,066	5.0 years	$30	$19,260

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Agilent’s closing stock price of $38.42 at April 30, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable as of April 30, 2006 was approximately 1.6 million. The aggregate intrinsic value of awards exercised during the three-month and six-month periods ended April 30, 2006 was $5.2 million and $11.6 million, respectively.

7. INVENTORY

	April 30, 2006	October 31, 2005
	(in millions)
Finished goods	$37	$33
Work in progress	6	9
Raw materials	62	68
Total inventory	$105	$110

Finished goods inventory includes demonstration products of $20 million as of April 30, 2006 and $20 million as of October 31, 2005.

8. GOODWILL AND PURCHASED INTANGIBLE ASSETS

The goodwill balance as of April 30, 2006 was $18 million and as of October 31, 2005 was $17 million.

Other intangible assets were all classified as purchased intangibles and are included in other assets in the condensed combined balance sheets. The gross carrying amounts and net book values as of April 30, 2006 and October 31, 2005 are shown in the table below:

	April 30, 2006	October 31, 2005
	(in millions)

Gross carrying amount	$1.7	$1.7
Accumulated amortization	(1.7)	(1.7)
Net book value	$—	$—

Amortization of intangible assets for the six months ended April 30, 2006 was insignificant and we had no amortization of intangible assets for the six months ended April 30, 2005.

9. GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity for the six months ended April 30, 2006 and 2005 is shown in the table below:

	Six Months Ended April 30,
	2006	2005
	(in millions)
Beginning balance at November 1,	$6	$7
Accruals for warranties issued during the period	5	2
Accruals related to pre-existing warranties (including changes in estimates)	(1)	(1)
Settlements made during the period	(4)	(4)
Ending balance at April 30,	$6	$4

   Extended Warranty

A summary of our extended warranty deferred revenue activity for the six months ended April 30, 2006 and 2005 is shown in the table below:

	Six Months Ended April 30,
	2006	2005
	(in millions)
Beginning balance at November 1,	$13	$13
Recognition of revenue	(3)	(2)
Deferral of revenue for new contracts	6	2
Ending balance at April 30,	$16	$13

In our condensed combined balance sheets, current deferred revenue presented separately and long-term deferred revenue is included in long-term liabilities.

Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

Under the separation agreements we entered into with Agilent, we have agreed to indemnify Agilent in connection with Verigy activities conducted prior to and following its separation from Agilent in connection with Verigy’s business and the liabilities that Verigy will be specifically assuming under the agreements. These indemnifications cover a variety of aspects of Verigy’s business, including, but not limited to, employee, tax, intellectual property and environmental matters.

10. RESTRUCTURING AND ASSET IMPAIRMENT

Agilent initiated several restructuring plans in prior years; the 2001 Plan, the 2002 Plan and the 2003 Plan (collectively, the “Prior Plans”). The two main components of these plans are workforce reduction and consolidation of excess facilities. Under all plans, we directly incurred and recorded only charges for workforce management. In addition, we recorded charges allocated to us by Agilent for our share of the expenses Agilent incurred to reduce costs for support services such as finance, information technology, and workplace services. Agilent achieved these cost reductions by moving global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing its workforce through involuntary terminations and selected outsourcing of manufacturing and administrative functions. Our allocated portion of these costs is included in our condensed combined financial statements and the schedules below. All accrued liabilities associated with the allocated costs were recorded by Agilent and not us. The workforce reduction portion of the “Prior Plans” was completed in early fiscal 2005 for Agilent and Verigy with no significant charges recorded.

Agilent launched a new restructuring program in 2005 to align its workforce with its smaller organization size after the announced sale of its semiconductor products business, completed on December 1, 2005, and its announced intention to spin Verigy off. Overall, we reduced our workforce since October 31, 2002 by approximately 180 people to approximately 1,550 employees as of April 30, 2006 through attrition and involuntary terminations.

A summary of the 2005 Plan restructuring activity during 2006 is shown in the table below:

	Workforce Reduction	Asset Impairment and Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2005	$1	$—	$1
Total charges including amount allocated by Agilent	14	3	17
Less allocated and paid by Agilent	(3)	(3)	(6)
Less cash payments	(9)	—	(9)
Balance at April 30, 2006	$3	$—	$3

Summary information for the 2005 Plan

The restructuring accrual for all plans, which totaled $3 million as of April 30, 2006 and $1 million as of October 31, 2005, is recorded in other accrued liabilities on the condensed combined balance sheet and represents estimated future cash outlays. Workforce reduction payments, primarily severance, are expected within a one-year period. In accordance with the separation agreements with Agilent, Agilent will retain the liabilities associated with the 2005 restructuring plan.

A summary of the statement of operations impact of the charges resulting from all restructuring plans for the three and six months ended April 30, 2006 and 2005, is shown below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)		(in millions)

Cost of sales	$2	$—	$3	$—
Research and development	2	—	4	—
Selling, general and administrative	6	—	10	—
Total restructuring charges	$10	$—	$17	$—

The restructuring costs allocated to us by Agilent and included in the table above are shown separately below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)		(in millions)

Cost of sales	$—	$—	$—	$—
Research and development	1	—	1	—
Selling, general and administrative	4	—	6	—
Total restructuring charges	$5	$—	$7	$—

11. RETIREMENT AND POST RETIREMENT PENSION PLANS

Costs for All U.S. and Non-U.S. Plans. The following tables provide the principal components of total retirement-related benefit plans impact on income (loss) of Verigy for the three and six months ended April 30, 2006:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended April 30,
	2006	2005	2006	2005	2006	2005
	(in millions)

Defined benefit and contribution pension plan costs	$0.5	$1.2	$1.1	$1.5	$1.6	$2.7
Non-pension post-retirement benefit costs	—	0.3	—	—	—	0.3
Total retirement-related plans costs	$0.5	$1.5	$1.1	$1.5	$1.6	$3.0

	U.S. Plans		Non-U.S. Plans		Total
	Six Months Ended April 30,
	2006	2005	2006	2005	2006	2005
	(in millions)

Defined benefit and contribution pension plan costs	$1.0	$2.5	$2.1	$3.0	$3.1	$5.5
Non-pension post-retirement benefit costs	—	0.5	—	—	—	0.5
Total retirement-related plans costs	$1.0	$3.0	$2.1	$3.0	$3.1	$6.0

In connection with our separation from Agilent, Agilent has transferred to us the liabilities for the defined benefit plans for our employees located in Germany, France, Korea, Italy and Taiwan. Agilent will fund these plans (with the exception of the plan for employees in Italy) base on the amount of the accumulated benefit obligation as of June 1, 2006.

Non-U.S. Defined Benefit. For the three and six months ended April 30, 2006 and 2005, the net pension costs related to our employees participating in our non-U.S. defined benefit plans transferred from Agilent were comprised of:

	Non U.S. Plans
	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)

Service cost — benefits earned during the year	$0.8	$0.7	$1.6	$1.4
Interest cost on benefit obligation	0.6	0.6	1.1	1.2
Expected return on plan assets	(0.6)	(0.6)	(1.2)	(1.2)
Amortization and deferrals:
Actuarial loss	0.3	0.2	0.6	0.4
Net transition obligation	—	—	—	—
Total net plan costs	$1.1	$0.9	$2.1	$1.8

For both of the three and six months ended April 30, 2006, we did not make any contributions to our defined benefit plans. Since Agilent will be funding the transferred defined benefit plans at the accumulated benefit obligation level, we do not expect to make any additional contributions during the remainder of fiscal 2006.

12. SEPARATION COSTS

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)

Separation costs (included in cost of sales)	$4	$—	$4	$—
Separation costs (included in operating expenses)	20	—	35	—
Total separation costs	$24	$—	$39	$—

As part of our effort of becoming a separate stand-alone publicly held company, we have incurred, and expect to incur, one-time internal and external separation expenses such as: information technology set-up costs, consulting and legal and other professional fees.

13. FLEXTRONICS

On March 5, 2006, we selected Flextronics Telecom Services Ltd. (“Flextronics”) as our primary contract manufacturer and entered into a global manufacturing services agreement with Flextronics.  Also effective March 31, 2006, we signed several asset purchase agreements with Flextronics in connection with the transfer of our manufacturing activities. All of these agreements were entered into with Agilent, but upon the separation date, Verigy assumed all of Agilent’s rights and obligations under these agreements. Our agreement with Flextronics will expire in March 2010 although it may be automatically extended for subsequent terms of one year, absent nine-month notice of an intention to terminate the agreement from us or Flextronics. The agreement may also be terminated by us or Flextronics for other customary reasons, including if the other party becomes subject to bankruptcy proceedings or materially breaches the agreement. In addition, generally, we may terminate this agreement if Flextronics fails to make a delivery on more than 15% of our placed orders in any three-month period. We are not obligated to use Flextronics exclusively to manufacture our products, nor is Flextronics obligated to manufacture test equipment exclusively for us. However, the agreement does require our consent for Flextronics to sell any of our products to unaffiliated third parties.

14. COMMITMENT AND CONTINGENCIES

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters that arise in the ordinary course of business. There are no such matters pending that we expect to be material in relation to our business, condensed combined financial condition, results of operations or cash flows.

As of April 30, 2006, there was no material change in our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed combined balance sheets as compared to such obligations and liabilities as of October 31, 2005.

15. SEGMENT & GEOGRAPHIC INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires us to identify the segment or segments we operate in. Based on the standards set forth in SFAS 131, we operate in one reportable segment: we provide test system solutions that are used in the manufacture of semiconductor devices. Below is the revenue detail for the two product platforms within this segment:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)		(in millions)

Net revenue from products
SOC/SIP/High-Speed Memory	$118	$62	$232	$105
Memory	40	14	69	26
Net revenue from products	158	76	301	131
Net revenue from services	34	24	61	48
Total net revenue	$192	$100	$362	$179

Major customers. During both the three and six months ended April 30, 2006, one customer accounted for more than 10% of our net revenue. During the three and six months ended April 30, 2005, two and no customer accounted for 10% or more of our net revenue, respectively.

Geographic Information

	United States	Singapore	Japan	Rest of the World	Total
	(in millions)
Net revenue:
Six months ended April 30, 2006	$107	$171	$39	$45	$362
Six months ended April 30, 2005	$50	$63	$32	$34	$179

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

	United States	Germany	Japan	Rest of the World	Total
	(in millions)
Long-lived assets:
April 30, 2006	$25	$8	$15	$6	$54
October 31, 2005	$8	$4	$16	$7	$35

16. SUBSEQUENT EVENTS

Transactions with Flextronics

Effective June 1, 2006, we sold to Flextronics approximately $19 million of inventory and approximately $2 million of machinery and equipment for approximately net book value under the asset purchase agreement signed with Flextronics in connection with the transfer of our manufacturing activities to Flextronics. In addition, we paid Flextronics $1.5 million effective June 1, 2006 for transition-related services, which we will record as a prepaid asset and recognize ratably over the manufacturing contract period. Also, in connection with these agreements, Flextronics will pay us $3 million of additional consideration that we will defer and recognize ratably over the manufacturing contract period. Also under these agreements, we have transferred approximately 85 employees to Flextronics and Flextronics has assumed certain pension and other employee liabilities associated with these employees. We  will be responsible for any liabilities associated with known future severance payments for the transfer employees and will benefit from the future services of these employees as they will be working exclusively on our products. Agilent paid Flextronics approximately $7 million on June 1, 2006 for severance and other employee related benefits associated with the transferred employees. As of July 14, 2006, Verigy has reimbursed Agilent for these costs in accordance with the master separation and distribution agreement. Verigy will also pay employee related benefits liabilities of approximately $1 million in the third quarter of fiscal 2006 and an additional payment of approximately $2 million in the future. Approximately $5 million of these payments relate to known future severance payments for the transferred employees. We will defer these costs and recognize them ratably over the employees’ period of service until the date of the employees’ date of termination from Flextronics. These services are benefiting us as these employees will be working exclusively on Verigy products and Verigy is able to control the employees’ period of service prior to termination.

Arrangement between Verigy and Agilent Upon Separation

Verigy and Agilent entered into a master separation and distribution agreement prior to the completion of our initial public offering that contains the key provisions relating to the separation, initial public offering and the distribution. The master separation and distribution agreement describes generally the agreements and other documents that were delivered on the separation date, including the ancillary agreements. These ancillary agreements include the general assignment and assumption agreement, the tax sharing agreement, the employee matters agreement, the intellectual property matters agreement, the manufacturing trademark license agreement and the transition services agreement. In addition, pursuant to the master separation and distribution agreement, we entered into a revolving credit facility with Agilent on the separation date.

We have also agreed to cause Agilent to be released by October 31, 2007 from specified guarantees or other security obligations that Agilent has entered into or will enter into on our behalf. Agilent will have no obligation to maintain any such guarantees or other security obligations on our behalf following October 31, 2007. These guarantees and security arrangements relate to real property lease deposits and guarantees, security for company credit card programs and other credit arrangements, and required deposits with governmental trade and tax agencies and are currently estimated to be approximately $13 million in the aggregate

Per the master separation agreement, we expect Agilent to make a payment to us of $19.3 million, the amount by which the aggregate net proceeds of our IPO were less than $140 million.

The general assignment and assumption agreement governs the transfer of assets and assumption of liabilities relating to our business, to the extent that the other agreements do not provide for the specific transfer of those assets or the assumption of those liabilities. It also describes when and how these transfers and assumptions did or will occur.

The tax sharing agreement governs the respective rights, responsibilities, and obligations of Agilent and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and related tax returns.

The employee matters agreement with Agilent allocates assets, liabilities and responsibilities relating to our current and former employees and their participation in benefit plans, including share plans. In general, separate agreements address similar issues relating to foreign employment and benefit matters.

For up to two years following our separation from Agilent, Agilent will continue to provide services and access to resources necessary for Verigy under the transition services agreement. In general, these services and resources include facilities management, site information technology infrastructure, use of various applications and support systems, as well as employee related services for any transitional employees remaining with Agilent. Under the transition services agreement, Verigy has the ability to negotiate with Agilent for the provision of additional transition services not set forth in the agreement, which additional services will generally be subject to the provisions of the agreement. The agreement will terminate, and Agilent will have no obligation to provide any further transition services to Verigy, two years after the separation date. We estimate the cost of these services will be in the range of $10 million to $15 million for a period of approximately six months after the separation date and that the majority of these services will terminate on or before the distribution date. We expect that the services provided by transitional employees may last for up to two years following the separation date, for an additional cost to us of approximately $3 million to $5 million. In all cases, the charges for these interim services are generally intended to allow Agilent to recover the cost of providing such services plus an appropriate return on such services, which, consistent with Agilent’s intercompany pricing practices, will generally be 10%.

Initial Public Offering

As of May 31, 2006, we had issued 50,000,000 ordinary shares to our then sole shareholder, Agilent. Basic and diluted net loss per share have been computed by dividing the net loss for each period presented by the 50,000,000 ordinary shares held by Agilent as of the end of the period.

Our registration statement on Form S-1 was declared effective on June 12, 2006 (File No. 333-132291). Pursuant to the registration statement, we offered and sold 8.5 million of our ordinary shares in the IPO at a price of $15 per share, which less underwriting discount and commission, resulted in aggregate  net proceeds of approximately $118.6 million. On July 6, 2006, the underwriters of the IPO exercised a portion of their over-allotment option which resulted in the issuance of additional 151,559 shares and generated approximately $2.1 million in net proceeds. The remaining portion of the underwriters’ over-allotment has lapsed. As a result, we have approximately 58.7 million ordinary shares outstanding as of July 6, 2006. In addition, we expect Agilent to make a payment to us of $19.3 million, the amount by which the aggregate net proceeds of our IPO were less than $140 million.

Approval of Equity Incentive Plans

On June 7, 2006, the Verigy Board of Directors adopted our 2006 Equity Incentive Plan and our 2006 Employee Shares Purchase Plan. Agilent, as our then sole shareholder, approved both plans. Under these plans, the Board of Directors has reserved 10,300,000 ordinary shares for issuance under the 2006 Equity Incentive Plan and 1,700,000 ordinary shares under the 2006 Employees Shares Purchase Plan.

Credit Facility

As of June 16, 2006, we have repaid Agilent for the $25 million loan which we had borrowed under the short term revolving credit facility that we had entered into with Agilent to allow us to fund our operations until the closing of our initial public offering.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditures in research and development, contracts, our future effective tax rate, new product introductions, product pricing, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, our expectations regarding our transition to a stand-alone company, the potential impact of our adopting new accounting pronouncements, our potential future financial results, revenue generated from international sales, the impact of our enterprise resource planning systems implementation, the impact of our variable cost structure, our obligations under and assumptions about our retirement and post-retirement benefit plans, our lease payment obligations, savings from our restructuring programs and the existence or length of an economic recovery that involve risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in under “Risk Factors” and elsewhere in this report.

Overview

Basis of Presentation and Separation from Agilent

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations or cash flows. Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Historically, we have operated as part of Agilent, and not as a stand-alone company. Financial statements were not previously prepared for Verigy, since we were not operated as a separate legal entity prior to our separation from Agilent, which occurred on June 1, 2006. The accompanying condensed combined financial statements have been presented in accordance with accounting principles generally accepted in the U.S. and derived from the accounting records of Agilent using the historical basis of assets and liabilities of our business and differ from Agilent’s “STS” segment disclosures under SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.” The most significant differences between Agilent’s presentation of STS assets and the presentation in this Form 10-Q relate to deferred tax assets, goodwill, other intangibles and other assets since Agilent discloses STS assets through its management approach under  SFAS 131.

Verigy and Agilent entered into a master separation and distribution agreement prior to the completion of our initial public offering that contains the key provisions relating to the separation, initial public offering and the distribution, which currently intended to occur by the end of fiscal year 2006. The master separation and distribution agreement describes generally the agreements and other documents that were delivered on the separation date, including the ancillary agreements. These ancillary agreements include the general assignment and assumption agreement, the tax sharing agreement, the employee matters agreement, the intellectual property matters agreement, the manufacturing trademark license agreement and the transition services agreement.  Agilent has advised us that it currently intends to distribute to its stockholders all of our ordinary shares that it holds by the end of its fiscal year, October 31, 2006. In addition, pursuant to the master separation and distribution agreement, we entered into a revolving credit facility with Agilent on the separation date. As of June 16, 2006, we have used part of our proceeds to repay Agilent $25 million, the amounts owing under a short-term revolving credit facility entered into with

Agilent on the date of our separation.

Agilent has historically used a centralized approach to cash management and financing of its operations. Accordingly, none of the cash, cash equivalents or debt at the Agilent corporate level are reflected in our condensed combined financial statements. Effective June 2, 2006, Agilent entered into a $25 million short-term revolving credit facility with us to allow us to fund our operations prior to the closing of our initial public offering. We have since repaid Agilent the amounts owed under this facility out of the net proceeds from our initial public offering. As of July 14, 2006, we have reimbursed Agilent for approximately $7 million of payments that Agilent has made on June 1, 2006, related to future severance, pension and flexible time off liabilities associated with employees transferred to Flextronics under the various Flextronics asset purchase agreements described elsewhere in this Form 10-Q. We will also pay $1 million, for pension and flexible time off liabilities for employees transferred to Flextronics and an additional payment of approximately $2 million for severance payments in the future. For the six months ended April 30, 2006 and 2005, our business required a net investment of $29 million and $81 million, respectively, from Agilent because our cash from operations was not sufficient to cover our operating expenses.

We historically have received substantial management and shared administrative services from Agilent, and we have engaged in certain intercompany transactions with Agilent.  Prior to our separation from Agilent, we relied on Agilent for substantially all of our operational and administrative support. The condensed combined financial statements include allocations of certain Agilent corporate expenses, including information technology resources and support; finance, accounting, and auditing services; real estate and facility management services; human resources activities; certain procurement activities; and treasury services, customer contract administration, legal advisory services, and central research services. We have also benefited from license agreements that Agilent has entered into with third parties related to intellectual property.

Management believes the assumptions and allocations underlying the condensed combined financial statements are reasonable and appropriate under the circumstances. The expenses and cost allocations have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented.

The amounts recorded for these transactions and allocations are not, however, necessarily representative of the amounts that would have been incurred had we been a separate, stand-alone entity that operated independently of Agilent. Our future results of operations after our separation from Agilent will include costs and expenses for us to operate as a stand-alone company, and, consequently, these costs and expenses may be materially different than our historical results of operations. We expect that we will incur significantly higher expenses such as audit fees, professional fees, and costs to maintain our corporate functions, such as board of directors fees and expenses, annual audit costs, SEC reporting costs and costs to comply with the Sarbanes-Oxley Act and other internal control requirements. Also, as a stand-alone company, we may not be able to negotiate as favorable terms in contracts, such as those for materials, services and intellectual property, as those negotiated in the past by Agilent. Accordingly, the condensed combined financial statements for these periods may not be indicative of our future results of operations, financial position or cash flows.

Business Summary

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. As part of our single scalable platform strategy, we are continually developing and periodically offering performance and capability enhancements to our platforms as part of our product development roadmap. We offer a single platform for each of the two general categories of devices being tested: our 93000 Series platform, designed to test SOCs, SIPs and high-speed memory devices, and our Versatest V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages. We also provide a range of services that assist our customers in quickly and cost effectively delivering the innovative, feature-rich products demanded by their end users.

More than a decade ago, we introduced the concept of a scalable platform architecture for semiconductor testing, and we are continuing to capitalize on the benefits of that strategy today. Our scalable platform architecture provides us with internal operating model efficiencies such as reduced research and development costs, engineering headcount, support requirements and inventory risk.

We sell our products and services directly to a wide range of customers, including integrated device manufacturers, or IDMs, test subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies. We have a broad installed customer base, having sold over 1,200 of our 93000 Series systems and over 2,000 of our Versatest Series systems.

Overview of Results

For the three months ended April 30, 2006, one customer, ChipMOS Technologies Inc., accounted for more than 10% of our net revenue while two customers, Siliconware Precision Industries Co. Ltd. and STMicroelectronics NV., accounted for more than 10% of our net revenue for the three months ended April 30, 2005. For the six months ended April 30, 2006, one customer, StatsChippac Ltd., accounted for more than 10% of our net revenue while, no single customer accounted for more than 10% of our net revenue for the six months ended April 30, 2005.

We derive a significant percent of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 80.2% and 67.0% of total net revenue in the three months ended April 30, 2006 and 2005, respectively. Net revenue from customers located outside of North America represented 70.5% and 69.3% of total net revenue in the six months ended April 30, 2006 and 2005, respectively. Net revenue from customers located in the Asia-Pacific region (excluding Japan) represented 58.9% and 41.0% of total net revenue in the three months ended April 30, 2006 and 2005, respectively. Net revenue from customers located in the Asia-Pacific region (excluding Japan) represented 52.8% and 39.1% of total net revenue in the six months ended April 30, 2006 and 2005, respectively. Net revenue from customers located in Japan represented 14.5% and 12.0% of total net revenue in the three months ended April 30, 2006 and 2005, respectively. Net revenue from customers located in Japan represented 10.8% and 17.9% of total net revenue in the six months ended April 30, 2006 and 2005, respectively. We expect the trend of increasing sales in the Asia-Pacific region to continue as semiconductor manufacturing activities continue to concentrate in that region.

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had and will have a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor industry. Historically, these demand fluctuations have resulted in significant variations in our results of operations. Upturns and downturns in the semiconductor industry in recent years have generally affected the semiconductor test equipment and services industry more significantly than the overall capital equipment sector. Furthermore, we sell to a variety of customers, including subcontractors. Because we sell to subcontractors, which during market downturns tend to reduce or cancel orders for new test systems and test services more quickly and dramatically than other customers, any downturn may cause a quicker and more significant adverse effect on our business than on the broader semiconductor industry. In addition, although a decline in orders for semiconductor capital equipment may accompany or precede the timing of a decline in the semiconductor market as a whole, recovery in semiconductor capital equipment spending may lag the recovery by the semiconductor industry.

In order to enhance our ability to maintain financial strength in a cyclical business environment and as part of our separation from Agilent, we initiated a restructuring plan in 2005, as part of Agilent’s 2005 restructuring plan, which involves reducing our workforce and consolidating facilities. Under the 2005 restructuring plan, we recorded a $17 million charge in the first six months of fiscal 2006 compared to no such charges during the comparable period in fiscal 2005. We expect to record an additional charge in the range of $5 to $10 million for the remainder of fiscal 2006. As part of our agreements with Agilent, Agilent will pay for these restructuring costs and expenses. The anticipated reduction in operating expenses associated with these headcount reductions of approximately 300 people and facility consolidations will be offset in part by the addition of approximately 100 people in lower cost locations where we will be continuing operations. Nonetheless, we expect the cumulative effect of these actions to significantly lower our cost of ongoing operations when compared to historical levels.

In addition, in connection with our separation from Agilent, we have also incurred, and expect to incur, one-time separation costs such as information technology set-up costs, consulting, legal and other professional fees and other spin-off related costs. In the six months ended April 30, 2006, we incurred $39 million in separation expenses, $4 million of which was recorded in cost of sales, compared to no such charges during the comparable period in fiscal 2005. We anticipate an additional $35-45 million of such expenses, plus an additional $15 million in capitalized costs relating to new site, set ups, as well as leasehold improvement for our new head quarter facilities, during the remainder of fiscal 2006, with most of it expected in the third quarter of fiscal 2006. To the extent that these costs have been incurred as of the separation date, Agilent will pay for these liabilities. Separation costs incurred after the separation will be paid by Verigy, which we expect will be approximately $40 million for the remainder of fiscal 2006.

Historically, our manufacturing strategy consisted of a hybrid internal model and a contract manufacturing model. We are shifting to greater reliance on independent contractors to manufacture both our 93000 Series and Versatest Series platforms, and expect all manufacturing activities to be performed by these manufacturers by the middle of 2006. We believe that relying upon independent contract manufacturers will decrease our fixed costs and better position us to respond to changes in the demand for our products. We have selected Flextronics as our primary independent manufacturing supplier in order to leverage their worldwide processes, tools, and infrastructure and to expand our manufacturing in Asia, where Flextronics already has a significant capability for manufacturing complex technologies. As a result of this outsourcing arrangement, we expect to lower our fixed costs by reducing our capital investments in inventory and manufacturing equipment and by reducing the size of our manufacturing work force located in high-cost geographies. In addition, we expect to reduce our material costs by leveraging Flextronics’ supply chain expertise and securing local suppliers. As a result of these actions, we expect to have improved gross margins and a reduced level of inventory when compared to historical levels.

Effective March 31, 2006, we signed several asset purchase agreements with Flextronics in connection with the transfer of its manufacturing activities to Flextronics. Under these agreements, we sold to Flextronics approximately $19 million of inventory and approximately $2 million of machinery and equipment for approximately net book value effective June 1, 2006. We may also sell up to $8.5 million of inventory after June 1, 2006. In addition, we will pay Flextronics $1.5 million during the third quarter of fiscal 2006 for transition-related services, which we will record as a prepaid asset and recognize ratably over the manufacturing contract period of approximately 4 years. Also, in connection with these agreements, Flextronics will pay us $3 million of additional consideration that we will defer and recognize ratably over the manufacturing contract period of approximately 4 years. Under one of these agreements, we transferred approximately 85 employees to Flextronics effective June 1, 2006. We will be responsible for any liabilities associated with known future severance payments for the transferred employees and will benefit from the future services of these employees as they will be working exclusively on our products. These future severance payments amount to approximately $5 million. We will defer these costs and recognize them ratably over the employees’ period of service until the date of the employees’ date of termination from Flextronics. On June 1, 2006, Agilent paid into a trust account approximately $3 million, on our behalf, for the severance payments associated with the transferred employees. An additional payment of approximately $2 million will be paid by us in the future. Flextronics will assume certain pension and flexible time off liabilities associated with the transferred employees. On June 1, 2006, Agilent paid approximately $4 million, on our behalf, for the pension and flexible time off liabilities. We will also need to pay approximately $1 million during the third quarter of fiscal 2006 for the remaining pension and flexible time off liabilities. As of July 14, 2006, we have reimbursed Agilent for all costs paid on June 1, 2006 (a total of approximately $7 million related to severance, pension and flexible time off liabilities) in accordance with the master separation and distribution agreement.

Our third and fourth fiscal quarters tend to be our strongest quarters for new orders, while our first fiscal quarter tends to be our weakest quarter for orders. We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products. The seasonality of our business is often masked to a significant extent, however, by the high degree of cyclicality of the semiconductor industry.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our condensed combined financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and of actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, stock-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes the accounting for share-based compensation, under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), is a critical accounting policy which we adopted at the beginning of fiscal year 2006. There have been no other significant changes during the six months ended April 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our registration statement on Form S-1, which was declared effective on June 12, 2006.

Adoption of New Pronouncements

During the first fiscal quarter of 2006, we adopted SFAS No. 123 (R). Refer to Note 6 of the condensed consolidated financial statements for a description of the pronouncement and the effects on our results of operations and financial position.

Restructuring and Asset Impairment

Agilent initiated several restructuring plans in prior years; the 2001 Plan, the 2002 Plan and the 2003 Plan. The two main components of these plans are workforce reduction and consolidation of excess facilities. Under all plans, we directly incurred and recorded only charges for workforce management. In addition, we recorded charges allocated to us by Agilent for our share of the expenses they incurred to reduce costs for support services such as finance, information technology, and workplace services. Agilent achieved these cost reductions by moving global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing their workforce through involuntary terminations and selected outsourcing of manufacturing and administrative functions. Our allocated portion of these costs is included in our condensed combined financial statements and the accompanying schedules. All accrued liabilities associated with the allocated costs were recorded by Agilent and not us.

Agilent launched a new restructuring program in 2005 to align its workforce with its smaller organization size after the announced sale of its semiconductor products business, completed on December 1, 2005, and its announced intention to spin us off. Overall, we reduced our workforce since October 31, 2002 by approximately 180 people to approximately 1,550 employees as of April 30, 2006 through attrition and involuntary terminations.

See Note 10, “Restructuring and Asset Impairment,” of the condensed combined financial statements for a description of the restructuring and asset impairment activity.

Foreign Currency

Our revenues, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. Agilent hedges net cash flow and balance sheet exposures that are not denominated in the functional currencies of our subsidiaries on a short term and anticipated basis. We do experience some fluctuations within individual lines of the condensed combined statement of operations and balance sheet as our hedging program is not designed to offset the currency movements in each category of revenues, expenses, monetary assets and liabilities. However, movements in exchange rates net of our hedging activities had no material effect on our net loss in the periods presented. As part of Agilent, the historical results of our business reflect the hedging program in place at Agilent. We have not yet implemented a hedging program and are currently evaluating the magnitude a value-at-risk of our net currency exposures. We would expect to implement a hedging program if and when appropriate.

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In future periods, the market price of our ordinary shares could decline if our revenues and results of operations are below the expectations of analysts and investors. Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net revenue:
Products	82.3%	76.0%	83.1%	73.2%
Services	17.7	24.0	16.9	26.8
Total net revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	42.2	49.0	42.8	49.7
Cost of services	13.0	22.0	13.5	24.0
Total cost of sales	55.2	71.0	56.3	73.7
Gross margin	44.8	29.0	43.7	26.3
Operating expenses:
Research and development	13.0	26.0	13.8	29.1
Selling, general and administrative	20.8	36.0	21.3	38.0
Restructuring charges	4.2	—	3.9	—
Separation costs	10.4	—	9.7	—
Total operating expenses	48.4	62.0	48.7	67.1
Loss from operations	(3.6)	(33.0)	(5.0)	(40.8)
Other income (expense), net	—	—	—	—
Loss before income taxes	(3.6)	(33.0)	(5.0)	(40.8)
Provision for income taxes	2.1	4.0	2.5	5.0
Net loss	(5.7)%	(37.0)%	(7.5)%	(45.8)%

Net Revenue

	Three Months Ended April 30,		2006 over 2005	Six Months Ended April 30,		2006 over 2005
	2006	2005	Change	2006	2005	Change
	($ in million)
Net revenue from products:
SOC/SIP/High-Speed Memory	$118	$62	90.3%	$232	$105	121.0%
Memory Test	40	14	185.7%	69	26	165.4%
Net revenue from products	158	76	107.9%	301	131	129.8%
Net revenue from services	34	24	41.7%	61	48	27.1%
Total net revenue	$192	$100	92.0%	$362	$179	102.2%

Our revenues by geographic region for the three and six months ended fiscal 2006 and 2005 are as follows:

	Three Months Ended April 30,		2006 over 2005	Six Months Ended April 30,		2006 over 2005
	2006	2005	Change	2006	2005	Change
	($ in millions)
North America	$38	$33	15.2%	$107	$55	94.5%
As a percent of total net revenue	19.8%	33.0%		29.5%	30.7%

Europe	$13	$14	(7.1)%	$25	$22	13.6%
As a percent of total net revenue	6.8%	14.0%		6.9%	12.3%

Asia-Pacific, excluding Japan	$113	$41	175.6%	$191	$70	172.9%
As a percent of total net revenue	58.9%	41.0%		52.8%	39.1%

Japan	$28	$12	133.3%	$39	$32	21.9%
As a percent of total net revenue	14.5%	12.0%		10.8%	17.9%

Total net revenue	$192	$100	92.0%	$362	$179	102.2%

Net Revenue. Net revenue is derived from the sale of products and services and is adjusted for returns and allowances, which historically have been insignificant. Our product revenue is generated predominantly from the sales of our test equipment products. Net revenue from services includes extended warranty, customer support, consulting, and training and education activities. Service revenue is recognized over the contractual period or as services are rendered to the customer.

Net revenue in the three months ended April 30, 2006, was $192 million, an increase of $92 million, or 92.0%, and from the $100 million achieved in the corresponding three months ended fiscal 2005. Net product revenue in the three months ended April 30, 2006, was $158 million, an increase of $82 million, or 107.9%, from the $76 million achieved in the three months ended April 30, 2005. These increases were primarily due to a higher volume of sales driven by increased overall demand for our products. Sales of both our SOC/SIP/high-speed memory test systems and memory test systems contributed to this increase. Increased customer demand for our 93000 Series platform reflects our increased penetration in key test markets. Our enhanced version of the Versatest V5000 Series platform also contributed to the net revenue increase as a result of greater demand for memory test systems, including systems for testing NAND flash included in hand-held and other consumer products. Our growing installed base and services associated with our increased product shipments in the first half of fiscal 2006 resulted in a 41.7% increase in service revenue for the three months ended April 30, 2006, compared to the comparable period in fiscal 2005.

Net revenue in the six months ended April 30, 2006, was $362 million, an increase of $183 million, or 102.2%, from the $179 million achieved in the corresponding six months ended 2005. Net product revenue in the six months ended April 30, 2006, was $301million, an increase of $170 million, or 129.8%, from the $131 million achieved in the six months ended April 30, 2005. The increase in net product revenue was primarily a result of a higher volume of sales enabled by increased overall demand for our products. Net product revenue from our SOC/SIP/high-speed memory test systems increased by $127 million, or 121.0%, with most of the sales being of the enhanced version of our 93000 Series platform. Continued customer demand for our 93000 Series platform increased our penetration in a breadth of applications from next generation graphics and wireless gaming to high-end SOC applications and digital consumer applications. Sales of our memory test systems also contributed to the net product revenue increase, with net product revenue from our memory test systems increasing by $43 million, or 165.4%. Substantially all of these sales were of the enhanced version of our Versatest V5000 Series platform, which was introduced in late fiscal 2004. This demand was primarily a result of strong sales of flash memory devices as a result of greater demand for hand-held consumer products, as well as expansion of our addressable market into NAND flash. Service revenue for the six months ended April 30, 2006, accounted for $61 million, or 16.9% of net revenue, compared to $48 million, or 26.8% of net revenue for the six months ended April 30, 2005. The increase in service revenue dollars is attributed to our growing installed base and increased services associated with a strong demand for products at the end of fiscal 2005.

Net revenue in North America was slightly higher in the six months ended April 30, 2006, compared to the six months ended April 30, 2005, primarily due to increased sales to key customers for both our SOC/SIP/high-speed memory and memory test systems in the United States. Although the source of our net revenue has steadily shifted from customers in North America to customers in the Asia-Pacific region in recent years, we had a rebound in net revenue from the North American market in the six months ended April 30, 2006 due to strong demand from our memory test customers. The prior trend away from the North American market was largely due to general weakness in the North American market beginning in 2004. Despite the rebound in sales to the North American market in the three months ended April 30, 2006, we expect the trend of increasing sales in the Asia Pacific region to continue as semiconductor manufacturing activities continue to concentrate in that region.

Cost of Sales

Cost of Products

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	($ in millions)
Cost of products	$81	$49	$155	$89
As a percent of product revenue	51.3%	64.5%	51.5%	67.9%

Cost of Products. Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

Cost of products as a percent of net product revenue was 51.3% for the three months ended April 30, 2006, compared to 64.5% for the comparable period in 2005. The decrease in cost of products as a percent of net product revenue was a result of higher revenues, higher margins from our enhanced version of the SOC/SIP/high-speed memory systems and continued progress in transforming the operational structure of our cost structure, partially offset by higher inventory write-offs for discontinued products. Excess and obsolete inventory-related charges in the three months ended April 30, 2006 were $4 million, compared to inventory-related charges of $3 million in the three months ended April 30, 2005. In addition, we sold previously written down inventory for $5 million and $1 million in the three months ended April 30, 2006 and 2005, respectively. The sales of previously written down inventory had no significant gross margin impact for the three months ended April 30, 2006 and 2005, respectively. Our cost of products also included $2.4 million of restructuring charges in the three months ended April 30, 2006 compared to no such charges for the three months ended April 30, 2005. Also, our cost of products included $0.7 million of SFAS 123R share-based compensation expense in the three months ended April 30, 2006, compared to no such charges for the three months ended April 30, 2005.

Cost of products as a percent of net product revenue was 51.5% for the six months ended April 30, 2006, compared to 67.9% for the comparable period in 2005. This significant decrease was primarily a result of higher revenues and higher margins from our enhanced versions of the SOC/SIP/high-speed memory systems and continued progress in transforming the operational structure of our cost structure, partially offset by higher inventory write-offs for discontinued products. Excess and obsolete inventory-related charges in the six months ended April 30, 2006 were $14 million compared to inventory-related charges of $5 million in the six months ended April 30, 2005. In addition, we sold previously written down inventory for $7 million and $3 million in the six months ended April 30, 2006 and 2005, respectively. The sales of previously written down inventory increased gross margin by approximately 2 percentage points for both of the six months ended April 30, 2006 and 2005. Our cost of products also included $3 million of restructuring charges in the six months ended April 30, 2006, compared to no such charges in the same period of fiscal 2005.

As of April 30, 2006, we held inventory that was previously written down by $36 million and is primarily composed of component raw material. We continue to dispose of the remaining inventory on a recurring basis.

Our cost of products in absolute amount is expected to increase or decrease with revenue. As a percent of net product revenue, these costs will vary depending on a variety of factors, including the mix of system configurations in a particular period, competitive and other pressures on pricing and our ability to manage inventory levels to avoid excess and obsolete inventory charges. In order to mitigate the risk and to manage our costs through the peaks and valleys of the semiconductor industry, we are further streamlining our cost structure by reducing our fixed costs and adding more flexibility to our manufacturing model through the outsourcing of the majority of our manufacturing. We believe our efforts will provide us with the flexibility to respond more rapidly to changes in industry conditions and to better capitalize on market opportunities during market upturns, and will provide us with more consistent cost of products. Our cost of products for periods after November 1, 2005 has also been impacted by stock option expensing under SFAS 123R.

Cost of Services

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	($ in millions)
Cost of services	$25	$22	$49	$43
As a percent of services revenue	73.5%	91.7%	80.3%	89.6%

Cost of Services. Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

The increase in cost of services in dollars in the three months ended April 30, 2006, compared to the three months ended April 30, 2005 reflects the increase in professional services revenue generated from higher product shipments. Cost of services as a percent of service revenue was 73.5% for the three months ended April 30, 2006, compared to 91.7% for the three months ended April 30, 2005. The improvement in cost of services margin reflects better utilization of service personnel as our installed base increased as well as the benefit of the improved reliability and quality of our current product offering. As a percent of net service revenue these costs will vary depending on a variety of factors, including our ability to weather price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

The increase in cost of services in dollars in the six months ended  April 30, 2006, compared to the six months ended April 30, 2005, was primarily due to increase in service revenue being generated from product shipments. Cost of services as a percent of service revenue was 80.3% for the six months ended April 30, 2006, compared to 89.6% for the six months ended April 30, 2005. The improvement in cost of services margin reflects better utilization of service personnel as our installed base increased as well as the benefit of the improved reliability and quality of our current product offering. As a percent of net service revenue, these costs will vary depending on a variety of factors, including our ability to weather price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide. Also, lower costs of service driven by improvements in product quality were more than offset by investments we made in application development resources through the downturn in order to capitalize on future upturns.

Our cost of services for periods after November 1, 2005 has also been impacted by stock option expensing under SFAS 123R.

Operating Expenses

Research and Development Expenses

	Three Months Ended April 30,		2006 over 2005	Six Months Ended April 30,		2006 over 2005
	2006	2005	Change	2006	2005	Change
	($ in millions)
Research and development	$25	$26	(3.8)%	$50	$52	(3.8)%
As a percent of net revenue	13.0%	26.0%		13.8%	29.1%

Research and Development. Research and development (“R&D”) expense includes costs related to salaries and related compensation expenses for research and development and engineering personnel, material used in R&D activities, outside contractor expenses, depreciation of equipment in R&D activities, stock-based compensation expense, and related facilities and other overhead and supports costs. Research and development costs have generally been expensed as incurred.

Research and development expenses were down slightly in absolute dollars despite higher performance-based variable pay expenses and decreased as a percent of revenue due to the increase in revenue in the quarter ended April 30, 2006. Research and development expenses included approximately $0.4 million of share-based compensation expense for the three months ended April 30, 2006, compared to no such expenses for the three months ended April 30, 2005. Our research and development expenses have historically varied only modestly in absolute dollars but have varied more significantly as a percent of revenue

Research and development expense declined slightly in dollars in the six months ended April 30, 2006, compared to the six months ended April 30, 2005, primarily due to lower allocated cost from Agilent. R&D expenses decreased as a percent of revenue in the six months ended April 30, 2006, compared to the same period of fiscal 2005 primarily due to the increase in revenue despite higher performance-based variable pay expenses and $0.9 million of share-based compensation. We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, our research and development expenses have varied only modestly in dollars but vary more significantly as a percent of revenue. Our research and development expenses for periods after November 1, 2005 has also been impacted by stock option expensing under SFAS 123R.

Selling, General and Administrative Expenses

	Three Months Ended April 30,		2006 over 2005	Six Months Ended April 30,		2006 over 2005
	2006	2005	Change	2006	2005	Change
	($ in millions)
Selling, general and administrative	$40	$36	11.1%	$77	$68	13.2%
As a percent of net revenue	20.8%	36.0%		21.3%	38.0%

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense includes costs related to salaries and related expenses for sales, marketing and applications engineering personnel, sales commissions paid to sales representatives and distributors, outside contractor expenses, other sales and marketing program expenses, travel and professional service, salaries and related expenses for administrative, finance, human resources, legal and executive personnel, stock-based compensation expense, and related facility and other overhead and support cost.

Selling, general and administrative expenses increased 11.1% to $40 million for the three months ended April 30, 2006, up from $36 million in the three months ended April 30, 2005. The increase in SG&A expenses in the three months ended April 30, 2006, compared to the three months ended April 30, 2005 was a result of higher commission costs on increased sales, higher performance-based variable pay expenses and share-based compensation expenses that are now being recorded in accordance with SFAS 123R. SG&A expenses included approximately $1.5 million of share-based compensation expenses in the three months ended April 30, 2006, compared to no such expenses for the three months ended April 30, 2005.

Selling, general and administrative expenses increased 13.2% to $77 million for the six months ended April 30, 2006, up from $68 million in the six months ended April 30, 2005. The increase in SG&A expenses was a result of higher commission costs on increased sales, higher performance-based variable pay expenses and share-based compensation expenses that are now being recorded in accordance with SFAS 123R. SG&A expenses included approximately $4.5 million of share-based compensation expenses in the six months ended April 30, 2006, compared to no such expenses for the six months ended April 30, 2005.

In general, we believe our SG&A expenses will decrease in absolute amount compared to prior periods due to our efforts to streamline our infrastructure and consolidate excess facilities. The savings realized from our cost reduction efforts will be partially offset by incremental costs associated with operating as a stand-alone public company, including professional fees such as legal, regulatory and accounting compliance costs that we will incur. Our SG&A expenses for periods after November 1, 2005, has also been impacted by stock option expensing under SFAS 123R. In addition, commission expenses included in SG&A expenses can fluctuate with changes in sales volume and customer mix.

Restructuring Charges

Agilent launched a new restructuring program in 2005 to align its workforce with its smaller organization size after the announced sale of its semiconductor products business, completed on December 1, 2005, and its announced intention to spin Verigy off. Overall, we reduced our workforce since October 31, 2002 by approximately 180 people to approximately 1,550 employees as of April 30, 2006 through attrition and involuntary terminations.

Under the 2005 restructuring plan, we recorded $10 million of restructuring charges in the three months ended April 30, 2006 compared to no such charges for the three months ended April 30, 2005. We recorded a $17 million charge in the six months ended April 30, 2006 compared to no such charges in the comparable period in fiscal 2005. These charges primarily related to headcount reductions and consolidation of facilities. We also recorded approximately $2 million and $3 million of restructuring charges, which are included in cost of sales, for the three and six months ended April 30, 2006, respectively. As we complete the rest of our restructuring plan, we expect to record additional charges in the range of $5 to $10 million during the third and fourth quarters of fiscal 2006 primarily related to employee severance payment and consolidation of facilities.

As part of our agreements with Agilent, Agilent will pay these restructuring costs and expenses. The restructuring costs and expenses are not considered to be part of our separation costs incurred in connection with our separation from Agilent. We anticipate headcount reductions of approximately 300 people, primarily in the U.S., Japan and Germany. These headcount reductions will be partially offset by the addition of approximately 100 people in locations where we will be continuing operations, such as China and Singapore.

We expect the cumulative effect of these actions to lower our cost of ongoing operations when compared to historical levels. We have started to realize cost savings associated with these headcount reductions starting in the second quarter of fiscal 2006, although most of the cost savings are not expected to be realized until the fourth quarter of fiscal 2006. We expect to realize most of the cost savings as a reduction in our R&D and SG&A expense, although we expect some level of cost reductions in cost of products and services as well.

A summary for all restructuring plans is presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Cost of sales	$2	$—	$3	$—
Research and development	2	—	4	—
Selling, general and administrative	6	—	10	—
Total restructuring charges	$10	$—	$17	$—

See Note 10 “Restructuring and Asset Impairment” of the condensed combined financial statements for a description of the restructuring and asset impairment activity.

Separation Costs

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)

Separation costs (included in cost of sales)	$4	$—	$4	$—
Separation costs (included in operating expenses)	20	—	35	—
Total separation costs	$24	$—	$39	$—

In connection with our separation from Agilent, we incurred $24 million in separation costs in the three months ended April 30, 2006, compared to no such expenses in the comparable period in 2005.  Approximately $4 million of these separation costs were recorded in costs of sales and $20 million were recorded in our operating expenses. These expenses represent one time separation expenses such as information technology set up cots and consulting, legal and other professional fees.  For the six months ended April 30, 2006, we incurred $39 million in separation costs, of which approximately $4 million were recorded in costs of sales, compared to no such expenses in the comparable period in fiscal 2005. These expenses represent one-time separation expenses such as information technology set-up costs and consulting, legal and other professional fees.

We expect to incur an additional $35 to $45 million of such costs during the third and fourth quarters of fiscal 2006, with most of these expenses expected in the third quarter of fiscal 2006. To the extent that these costs have been incurred as of the separation date, Agilent will pay for these liabilities. We will be responsible for the payment of all separation-related costs incurred after the separation date, which we expect to be approximately $40 million.

Provision for Income Taxes

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
	(in millions)
Provision for income taxes	$4	$4	$9	$9

We recorded income tax provisions of approximately $4 million for each of the three months ended April 30, 2006 and April 30, 2005. We recorded income tax provisions of $9 million, $9 million for the six months ended April 30, 2006 and 2005, respectively. In each period, the provision reflects taxes on income generated in certain jurisdictions other than the United States.

We had net deferred tax assets related to our business of $8 million as of April 30, 2006 and $10 million as of October 31, 2005. Due to the losses we incurred in the United States and Japan, we recorded a valuation allowance prior to 2003 against any deferred tax assets in these jurisdictions. Prior to our separation on June 1, 2006, we maintained a full valuation allowance in these jurisdictions because sufficient positive evidence did not exist to support reversal of the valuation allowance. Upon separation, we did not retain deferred tax assets and liabilities related to temporary differences, net operating losses and credit carryforwards. We retained certain prepaid tax assets upon our separation. As a result, for periods on or after June 1, 2006, our deferred tax assets and liabilities will be based solely on the transfer of assets on separation and our operating activities beginning as of June 1, 2006.

Because Agilent’s global tax model has been developed based on its entire portfolio of businesses, our historical financial information as presented, including tax information, is not necessarily indicative of future results of operations. Historically, Agilent has operated with a U.S.-incorporated parent company, while Verigy is operated with a Singapore parent company. We have negotiated tax incentives with the Singapore Economic Development Board, an agency of the Government of Singapore, which have been approved by Singapore’s Ministry of Finance and Ministry of Trade and Industry. Under the incentives, a portion of the income we earn in Singapore during 10- to 15-year incentive periods is subject to reduced rates of Singapore income tax. The Singapore corporate income tax rate that would apply, absent the incentives, is 20%. In order to receive the benefit of the incentives, we must develop and maintain in Singapore a development center and a refurbishment center and must also base our financial services and procurement activities, including a spare parts facility, in Singapore. In addition to these qualifying activities, we must hire specified numbers of employees and maintain minimum levels of investment in Singapore. We have from two to nine years to phase-in the qualifying activities and to hire the specified numbers of employees. If we do not fulfill these conditions for any reason, our incentive could lapse, our income in Singapore would be subject to taxation at higher rates, and our overall effective tax rate could be between five and ten percentage points higher than would have been the case had we maintained the benefit of the incentives. While satisfying these future conditions will require us to establish and maintain activities and minimum levels of personnel in Singapore that, absent the tax incentives, we could have elected to establish in other locations, the activities and employee levels are consistent with those that we expect will be required for our business without regard to the tax incentives.

Going forward, our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, as well as discrete events, such as settlements of future audits. In particular, we may owe significant taxes in jurisdictions outside Singapore during periods when we are profitable in those jurisdictions even though we may be experiencing low operating profit or operating losses on a consolidated basis, potentially resulting in significant tax liabilities on a consolidated basis during those periods. Conversely, we expect to realize more favorable effective tax rates as our profitability increases. Our historical income tax provisions are not necessarily reflective of our future results of operations on a stand-alone basis.

We will be subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. We will regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Financial Condition

Liquidity and Capital Resources

Agilent uses a centralized approach to cash management and financing of its operations. Transactions relating to our business have been accounted for through the Agilent net invested equity account for our business. Accordingly, none of the cash, cash equivalents or debt at the Agilent corporate level have been assigned to our business in the historical condensed combined financial statements. We used the net proceeds of our initial public offering to repay amounts owed under a $25 million loan from Agilent, to reimburse Agilent for approximately $7 million of payments that Agilent has made on our behalf related to severance, pension and flexible time off liabilities associated with employees transferred to Flextronics, and  to make payments of approximately $3 million related to the employees transferred to Flextronics (approximately $1 million during the third quarter of fiscal 2006 for pension and flexible time off payments and approximately $2 million for severance payments in the future). In addition, we expect Agilent to make a payment to us of $19.3 million, the amount by which the aggregate net proceeds of our IPO were less than $140 million. We also anticipate additional cash of approximately $20 million in our third and fourth quarters from the sale of inventory and equipment as we transition manufacturing activity to Flextronics.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $5 million in the six months ended April 30, 2006 compared to cash used for operating activities of $74 million in the six months ended April 30, 2005. Operating activities during the six months ended April 30, 2006, resulted in cash provision of $5 million due to our net loss from operations of $27 million, working capital used for increased accounts receivable of $46 million (due to increased revenue), and inventory of $9 million, offset by excess and obsolete inventory-related charges of $14 million, depreciation expense of $4 million, and increases in other assets and liabilities of $27 million, in deferred revenue of $8 million, in accounts payable of $12 million, and income taxes and other taxes payable of $8 million.

Operating activities during the six months ended April 30, 2005 resulted in cash usage of $74 million due to our net loss from operations of $82 million, working capital used for increased accounts receivable of $7 million and inventory of $5 million partially offset by excess and obsolete inventory-related charges of $5 million, depreciation expense of $3 million, increases in other assets and liabilities of $11 million, and in income taxes and other taxes payable of $7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended April 30, 2006 was $24 million compared to $7 million for the six months ended April 30, 2005. The $17 million increase was primarily due to investments in our new enterprise resource planning (ERP) system and other IT infrastructure set-up costs. During the six months ended April 30, 2006, we incurred approximately $32 million of these costs of which $15 million were capitalized. We anticipate additional ERP and IT related setup costs in the range of $20 million to $25 million during the third and fourth quarters of fiscal 2006 of which approximately $5 million will be capitalized. We also expect to incur approximately $16 million for the remainder of fiscal 2006 in connection with other separation-related activities.

As we establish Verigy as a stand-alone company, we will also be making additional investments in new site set-ups as well as leasehold improvements for new headquarters facilities where we expect to relocate by the end of fiscal 2006. We estimate most of these investments will occur during the third and fourth quarter of fiscal 2006 and be in the range of $15 million to $20 million of which approximately $10 million will be capitalized.

Net Cash Provided by or Returned to Agilent

Net cash provided by Agilent for the six months ended April 30, 2006 was $19 million compared to $81 million for the six months ended April 30, 2005. In both of the six months ended April 30, 2006 and 2005, our business required cash infusion from Agilent because our cash from operations was not sufficient to cover our operating expenses. As a result of our separation from Agilent, we will no longer receive cash from Agilent, other than the $19.3 million payment, the amount by which our aggregate net proceeds from our IPO were less than $140 million.

Other

We have contractual commitments for non-cancelable operating leases and vendor financing arrangements with CIT and others. We have in the past provided lease residual value guarantees on these financing arrangements and we have no other material guarantees or commitments.

For up to two years following our separation from Agilent, Agilent will continue to provide services and access to resources necessary for our operations. In general, these services and resources include facilities management, site information technology infrastructure, usage of various applications and support systems, as well as employee related services for any transitional employees remaining with Agilent. We estimate the cost of these services will be in the range of $10 million to $15 million for a period of approximately six months after the separation date and that the majority of these services will terminate on or before the distribution date. We expect that the services provided by transitional employees may last for up to two years following the separation date, for an additional cost to us of approximately $3 million to $5 million. In all cases, the charges for these interim services are generally intended to allow Agilent to recover the cost of providing such services plus an appropriate return on such services, which, consistent with Agilent’s intercompany pricing practices, will generally be 10%. Agilent is only obligated to provide transition services to us for a period of two years after the separation date.

We believe that the net proceeds from our recent initial public offering, together with cash generated from operations, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months. We may require or choose to obtain debt or equity financing in the future. We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

Contractual Obligations and Commitments

As of April 30, 2006, there was no material change in our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or any other long-term liabilities reflected on our condensed combined balance sheets as compared to such obligations and liabilities as of October 31, 2005.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as defined by SEC rules as of April 30, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the exception of Japan, where products are primarily sold in Yen, our products are generally sold in U.S. Dollars. Services and support sales are sold primarily in local currency when sold after the initial product sale. As such, our revenues, costs and expenses, and monetary assets and liabilities are somewhat exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. As part of Agilent, the historical results of our business reflect the hedging program in place at Agilent. We have not yet implemented a similar hedging program and are currently evaluating the magnitude and value-at-risk of our net currency exposures. We would expect to implement a hedging program if and when appropriate.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and Form 10-Q are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Prior to becoming a stand alone company, we relied on the financial resources and the administrative and operational support systems of Agilent to operate our business. In conjunction with our separation from Agilent, we are in the process of separating our assets from those of Agilent and creating our own financial, administrative, operational and other support systems or contract with third parties to replace Agilent’s systems. Many of the new systems, including our ERP system, have been in effect only since the separation date. We have experienced, and expect to continue to experience periodic interruptions in our ERP system, and it may take additional time to fully implement and stabilize the ERP system as well as other support systems. In order to successfully implement our own systems and operate as a stand-alone business, we must be able to attract and retain a number of highly skilled employees.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our Registration Statement on Form S-1, as amended, declared effective by the SEC on June 12, 2006. You should carefully consider the risks described below and the other information in this report before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Our Business

Our quarterly operating results may fluctuate significantly from period to period and this may cause our share price to decline.

In the past, we have experienced, and in the future we expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for a variety of reasons, including the risk factors described below. As a result of these and other risks, as well as our having been a wholly owned subsidiary of Agilent in prior periods, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. In addition, sales of a relatively limited number of our test systems account for a substantial portion of our net revenue in any particular quarter. In contrast, our costs are relatively fixed in the short-term. Thus, changes in the timing or terms of a small number of transactions could disproportionately affect our operating results in any particular quarter. Moreover, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our shares.

Our business and operating results could be harmed by the highly cyclical nature of the semiconductor industry.

Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers. Historically, the semiconductor industry has been highly cyclical with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for semiconductor test equipment and services such as those we offer. These periods of reduced product demand have been characterized by excessive inventory levels, cancellation of customer orders and erosion of selling prices, as well as excessive semiconductor test capacity. As a consequence, during these periods, we have experienced significant reductions in customer orders for new test equipment, fewer upgrades to existing test equipment and less demand for our test services. We have also experienced order cancellations, delays in commitments and delays in collecting accounts receivable. Furthermore, because we have a high proportion of customers that are subcontractors, which during market downturns tend to reduce or cancel orders for new test systems and test services more quickly and dramatically than other customers, any downturn may cause a quicker and more significant adverse impact on our business than on the broader semiconductor industry. In addition, although a decline in orders for semiconductor capital equipment, including test equipment, may accompany or precede the timing of a decline in the semiconductor market as a whole, any recovery in spending for semiconductor capital equipment, including test equipment, may lag any recovery by the semiconductor industry.

We have a limited ability to quickly or significantly reduce our costs, which makes us particularly vulnerable to the highly cyclical nature of the semiconductor industry.

Historically, downturns in the semiconductor industry have affected the test equipment and services market more significantly than the overall semiconductor industry. A significant portion of our overall costs are fixed. In addition, our products require long manufacturing lead times, which require us to make material purchasing commitments from our suppliers well in advance of product sales. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses and manufacturing inventory purchases quickly in response to decreases in orders and revenues. Moreover, to remain competitive, even during downturns in the semiconductor industry or generally, we are required to maintain significant fixed costs for research and development. As a consequence, in a downturn, we may not be able to reduce our costs quickly, or by a sufficient amount, and our financial performance may suffer.

Failure to accurately estimate our customers’ demand and plan the production of our new and existing products could adversely affect our inventory levels and our income.

Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers’ orders. In order to meet anticipated demand, we must order components and build some inventory before we actually receive purchase orders. Our results could be harmed if we do not accurately estimate our customers’ product demands and are unable to adjust our purchases with market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products, and during a market downturn, we could have excess inventory that we would not be able to sell, likely resulting in inventory write-offs. Either of these results could have a material adverse effect on our business, financial condition and results of operations.

Further, if we do not successfully manage the introduction of our new products and estimate customer demand for such products, our ability to sell existing inventory may be adversely affected. If demand for our new products exceeds our projections, we might have insufficient quantities of products for sale to our customers, which could cause us to miss opportunities to increase revenues during market upturns. If our projections exceed demand for our new products or if some of our customers cancel their current orders for our old products in anticipation of our new products, we may have excess inventories of our new products and excess obsolete inventories, which could result in inventory write-offs that would adversely affect our financial performance.

Failure to accurately predict our customers’ varying ordering patterns could adversely affect our inventory levels and our income.

Our customers tend to make large purchases of our products on an inconsistent basis, rather than smaller purchases on a consistent basis, which makes it difficult to predict the timing of customer orders. Failure to accurately predict our customer’s varying ordering patterns may cause us to experience insufficient or excess product inventories. If our competitors are more successful than us at timing new product introductions and inventory levels to customers’ ordering patterns, we may lose important sales opportunities and our business and results of operations may be harmed.

We have undertaken a significant restructuring of our operations and continue to incur significant expenses to increase operational efficiencies.

If we are unable to successfully execute our wide-ranging cost saving initiative or if it fails to generate significant cost savings, our business, financial condition and results of operation could be materially adversely affected. We continue to incur significant expenses associate with our cost saving initiative, which affects our operations both domestically and internationally. This initiative involves a number of significant ongoing changes, including changes to:

•                     our employee compensation structure, as we are introducing flexible pay structures which include a significant variable pay component based on overall company performance;

•                     our facilities, as we cease operations at certain facilities to reduce the overall number of facilities out of which we operate;

•                     the reduction of the overall number of employees and migration of portions of certain activities to Asia;

•                     our supply chain and manufacturing processes, as we migrate to a completely outsourced manufacturing model; and

•                     our new, free-standing IT environment established in conjunction with our recent separation from Agilent.

This initiative is multi-faceted, and we are implementing each component of our initiative simultaneously in order to achieve the desired results in a timely manner. Each of these initiatives is complex. Our management will continue to have to respond to a variety of risks related to implementation of this initiative, including the loss of key employees who desire more certain compensation structures or are unwilling or unable to relocate to different locations, the operational and administrative complexity associated with transitioning to new supply chain and manufacturing processes and the inherent intricacy of installing a new IT environment. If we fail to successfully implement these initiatives in full in a timely manner, or if they fail to generate significant cost savings, our business, financial condition, results of operations and cash flows would be materially adversely affected.

Our dependence on sole source suppliers and contract manufacturers and our transition to a completely outsourced manufacturing model may prevent us from delivering our products on a timely basis.

We have two manufacturing models, a hybrid internal and contract manufacturing model for our 93000 Series and a total contract manufacturing model for our Versatest series. We are in the process of transitioning to a contract manufacturing model for all of our test systems.

In March 2006, we selected Flextronics as our primary contract manufacturer and entered into a global manufacturing services agreement with Flextronics Telecom Services Ltd. Under this agreement, we are not obligated to use Flextronics exclusively to manufacture our products, and Flextronics is not obligated to manufacture test equipment exclusively for us. We and Flextronics have entered into several asset purchase agreements under which we have transferred or will transfer certain assets and employees to Flextronics. We also rely on third parties to manufacture some subassemblies for our products and rely on sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products. As custom integrated circuits are found in virtually every product that we sell, virtually all of our products contain some components from sole source suppliers.

Our current and future reliance on third-party manufacturers gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. We cannot be certain that existing or future contract manufacturers will devote the resources and attention required to manufacture our products on a timely and cost-effective basis to our quality and performance specifications. Additionally, our contract manufacturers and suppliers are generally under no obligation to provide us with materials for as long as our requirements exist. As a result, the loss or failure to perform by any of these providers, or difficulties in transitioning manufacturing to Flextronics, could adversely affect our business and operating results.

Our executive officers and certain key personnel are critical to our business.

Our future operating results will depend substantially upon the performance of our executive officers and key personnel. Our chief executive officer, chief financial officer and general counsel were hired recently and have not been involved with our business for a significant period of time. Because our chief executive officer and chief financial officer are new to our business, their focus and attention may be diverted while they familiarize themselves with our business.

In addition, our senior management team has not worked together as a team for a significant period of time. Operating our business separately from Agilent’s broader infrastructure and resources could present operational and organizational challenges to our senior management team. Our inability to effectively manage these challenges could hinder the implementation of our business strategies and have a material adverse effect on our operating results.

Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, application engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. Our business is particularly dependent on expertise which only a very limited number of engineers possess and it may be increasingly difficult for us to hire personnel over time. We operate in several geographic locations, including parts of Asia and Silicon Valley, where the labor markets, especially for application engineers, are particularly competitive. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees, particularly engineers.

Existing customers may be unwilling to bear expenses associated with transitioning to new and enhanced products.

In order to grow our business, we need to sell enhancements and upgrades for our existing test equipment, in addition to selling new test equipment. Certain customers may be unwilling, or unable, to bear the costs of implementing enhancements and upgrades to our test equipment platforms, particularly during semiconductor industry downturns. As a result, it may be difficult to market and sell enhancements and upgrades to customers. In addition, as we introduce new enhancements and upgrades, we cannot predict with certainty if and when our customers will transition to those enhancements or upgrades. Any delay in or failure of our customers to transition to new enhancements or upgrades could result in excess inventories or our new or enhanced products, which could result in inventory write-offs that would adversely affect our financial performance.

The market for semiconductor test equipment and services is highly concentrated, and we have limited opportunities to sell our test equipment and services.

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services generally, including our test equipment and services. Consolidation in the semiconductor industry may increase this concentration. Accordingly, we expect that sales of our products will be concentrated with a limited number of large customers for the foreseeable future. We believe that our financial results will depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these potential customers. Even if we establish these relationships, our financial results will be dependent in large part on these customers’ sales and business results.

The loss of, or a significant reduction in the number of sales to, our significant customers could materially harm our business.

For the three months ended April 30, 2006, revenue from our top ten customers accounted for approximately 56% of our total net revenue with one customer accounted for approximately 12% of our total net revenue. In comparison, for the three months ended April 30, 2005, revenue from our top ten customers accounted for approximately 68% of our total net revenue with two customers accounted for approximately 14% and 11% of our total net revenue. For the six months ended April 30, 2006, revenue from our top ten customers accounted for approximately 53% of our total net revenue with one customer accounting for approximately 12% of our total net revenue. In comparison, for the six months ended April 30, 2005, revenue from our top ten customers accounted for approximately 56% of our total net revenue with no customer accounting for more than 10% of our total revenue.

Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

•                     a decision by our customers to purchase test equipment and services from our competitors;

•                     the possibility that our customers will decide to pursue the development and implementation of self-testing integrated circuits or other strategies that reduce their need for our new or enhanced test equipment;

•                     the loss of market share by our customers in the markets in which they operate;

•                     the shift by our IDM customers to fabless semiconductor models;

•                     our ability to keep pace with changes in semiconductor technology;

•                     our ability to maintain quality levels of our equipment and services that meet customer expectations;

•                     our ability to produce and deliver sufficient quantities of our test equipment in a timely manner; and

•                     our ability to provide quality customer service and support.

Moreover, the contracts we enter into with our customers generally are for annual periods and our customers may cancel orders with little or no penalty. Our business and operating results could be materially adversely affected by the loss of, or any reduction in orders by, any of our significant customers, particularly if we are unable to replace that lost revenue with additional orders from new or existing customers.

If we do not maintain and expand existing customer relationships and establish new customer relationships, our ability to generate revenue growth will be adversely affected.

Our ability to increase our sales will depend in large part upon our ability to obtain orders for new test systems, enhancements for existing test systems and services from our existing and new customers. Maintaining and expanding our existing relationships and establishing new ones can require substantial investment without any assurance from customers that they will place significant orders. Moreover, if we are unable to provide new test systems, enhancements for existing test systems and services to our customers in a timely fashion or in sufficient quantities, our business will be harmed. In the past we have experienced, and in our industry it is not unusual to experience, difficulty in delivering new test equipment, as well as product enhancements and upgrades. When we encountered difficulties in the past, our customer relationships and our ability to generate additional revenue from customers were harmed. Our inability to meet the demands of customers would severely damage our reputation, which would make it more difficult for us to sell test equipment, enhancements and services to existing, as well as new, customers and would adversely affect our ability to generate revenue.

In addition, we face significant obstacles in establishing new customer relationships. It is difficult for us to establish relationships with new customers, because such companies may have existing relationships with our competitors, may be unfamiliar with our product and service offerings, may have an installed base of test equipment sufficient for their current needs or may not have the resources necessary to transition to, and train their employees on, our test equipment. Even if we do succeed in establishing new relationships, these new customers may nonetheless continue to favor our competitors, as our competitors may have had longer relationships with these customers or may maintain a larger installed base of their competing test equipment in the facilities of new customers and only purchase limited quantities from us. In addition, we could face difficulties in our efforts to develop new customer relationships abroad as a result of buying practices that may favor local competitors or non-local competitors with a larger presence in local economies than we have. As a result, we may be forced to partner with local companies in order to compete for business and such arrangements, if available, may not be achieved on economically favorable terms, which could negatively affect our financial performance.

Our long and variable sales cycle depends upon factors outside of our control, could cause us to expend significant time and resources prior to our ever earning associated revenues and may therefore cause fluctuations in our operating results.

Sales of our semiconductor test equipment and services depend in significant part upon semiconductor designers and manufacturers upgrading existing manufacturing equipment to accommodate the requirements of new semiconductor devices and expanding existing, and adding new, manufacturing facilities. As a result, our sales are subject to a variety of factors we cannot control, including:

•                     the complexity of our customers’ fabrication processes, which impacts the number of our test systems and amount of our product enhancements and upgrades our customers require;

•                     the willingness of our customers to adopt new or upgraded test equipment platforms;

•                     the internal technical capabilities and sophistication of our customers, which impacts their need for our test services; and

•                     the capital expenditures of our customers.

The decision to purchase our equipment and services generally involves a significant commitment of capital. As a result, our test equipment has lengthy and variable sales cycles during which we may expend substantial funds and management effort to secure a sale prior to receiving any commitment from a customer to purchase our test equipment or services. Prior to completing sales to our customers, we are often subject to a number of significant risks, including the risk that our competitors may compete for the sale or that the customer may change its technological requirements. Our business, financial condition and results of operations may be materially adversely affected by our long and variable sales cycle and the uncertainty associated with expending substantial funds and effort with no guarantee that sales will be made.

We face substantial competition which, among other things, may lead to price pressure and adversely affect our sales and revenue.

We face substantial competition throughout the world in each of our product areas. Our most significant competitors include Advantest Corporation, Credence Systems Corporation, Eagle Test Systems, Inc., LTX Corporation, Nextest Systems Corporation, Teradyne, Inc. and Yokogawa Electric Corporation. Many of our competitors have substantially greater financial resources, broader product offerings, more extensive engineering, manufacturing, marketing and customer support capabilities, and a greater presence abroad than we do. We may have less leverage with component vendors than our larger competitors have. Also, some of our larger competitors have greater resources and may be more willing or able than we are to put capital at risk to win business. The overall demand for production test equipment is not likely to increase substantially as prices are reduced. Accordingly, price reductions by our competitors may force us to lower our prices, even though demand for our test systems stays the same. This may limit our opportunities for growth and negatively impact our financial performance. We also expect our current competitors to continue to improve the performance of their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future test equipment and services. Additionally, current and future competitors may introduce testing technologies, equipment and services, which may in turn reduce the value of our own test equipment and services.

We may face competition from Agilent in the future.

Pursuant to the intellectual property matters agreement between us and Agilent, Agilent has agreed that, except as described below, for a period of three years after the date in which Agilent distributes to its stockholders all of our ordinary shares that it holds. Agilent will not develop, manufacture, distribute, support or service automated semiconductor test systems for providing high-volume functional test of ICs (including memory and high speed memory devices and SOCs) or SIPs, or components for such products. However, during this three-year period, Agilent may compete with us with respect to:

•                     products (other than automated semiconductor test systems for high-volume functional test) for providing functional test of ICs or SIPs, whether or not including parametric test (the testing of selected parameters of a device or group of devices to identify errors or flaws), design verification or engineering characterization capabilities;

•                     automated semiconductor test development systems (including hardware and software) that are intended to enable development of test programs and protocols for use in high-volume functional test of ICs or SIPs, whether or not such development test systems themselves are capable of providing such high-volume functional test; and

•                     products (other than automated semiconductor test systems for high-volume functional test) for providing parametric test, design verification, engineering characterization or functional test of: (i) wireless communications devices, such as cellular telephones or wireless networking products, whether in packaged device or module form, and whether or not implemented as an IC or SIP; (ii) modules (such as RF front-end modules) containing one or more ICs connected with other active or passive devices; and (iii) RF and higher frequency (e.g., microwave and optical) devices and components such as oscillators, mixers, amplifiers and 3-port devices, to the extent that such devices or components are in the form of an IC or SIP.

While none of these areas has provided material revenues to us in the past, nor are they expected to become areas of our focus for the near future, we can provide no assurance that the limitations contained in the intellectual property matters agreement, which was entered into in the context of a parent-subsidiary relationship and may be less favorable to us than if it had been negotiated between unaffiliated third parties, will be effective at protecting us from competition from Agilent.

In addition, the intellectual property matters agreement permits Agilent to fulfill its obligations under contracts in existence as of March 1, 2006, even though fulfilling such obligations would otherwise have been precluded during the non-competition period and even if fulfilling such obligations would result in Agilent competing with us. This exception will allow Agilent to fulfill its obligations to a semiconductor manufacturer pursuant to which Agilent will develop and sell components to the manufacturer for use in the manufacturer’s semiconductor test systems purchased from a competitor of Verigy. While we do not believe that Agilent fulfilling these obligations will have a material effect on our business or prospects, we may in the future be less successful at selling test systems to this semiconductor manufacturer than would have been the case were the manufacturer not able to combine products from Agilent with the test systems of our competitor.

Although under the intellectual property matters agreement Agilent is transferring to us all of the intellectual property rights Agilent holds that relate exclusively to our products, Agilent is retaining and only licensing to us the intellectual property rights to underlying technologies used in both our products and the products of Agilent. Under the agreement, Agilent remains free to use the retained underlying technologies without restriction (other than as described above with respect to the three-year non-compete period).

After the three-year non-compete period, Agilent will be free to compete with any portion or all of our business without restriction, and in doing so will be free to use the retained underlying technologies. Agilent will not be permitted to use the intellectual property rights transferred to us, and licensed from us back to Agilent, to compete with us with respect to our core business of developing, manufacturing, selling and supporting automated semiconductor test systems for high-volume functional test of ICs or SIPs. Agilent will, however, be able to use such intellectual property rights to develop and sell components for such systems, including systems developed and sold by us as well as those developed and sold by our competitors. While selling components has not represented a material portion of our business in the past and is not expected to be an area of focus for the near future, our business could be adversely affected if systems offered by our competitors become more competitive as a result of Agilent supplying components for our competitors’ systems or if, by buying components from Agilent, our customers are able to delay or bypass altogether purchasing newer systems from us.

Competition from Agilent during or after the three-year non-compete period described above or other actions taken by Agilent that create real or perceived competition with us, could harm our business and operating results.

Third parties may compete with us by using intellectual property that Agilent has licensed to us under the intellectual property matters agreement.

Under the intellectual property matters agreement, Agilent has retained and only licensed to us the intellectual property rights to underlying technologies used in both our products and the products of Agilent. Under the agreement, Agilent remains free to license the intellectual property rights to the underlying technologies to any party, including our competitors. Any unaffiliated third party that is licensed to use such retained intellectual property would not be subject to the non-competition provisions of the intellectual property matters agreement and could compete with us at any time using the underlying technologies. The intellectual property that has been retained by Agilent and that can be licensed in this manner does not relate solely or primarily to one or more of our products, or groups of products; rather, the intellectual property that is licensed to us by Agilent is generally used broadly across our entire product portfolio. Competition by third parties using the underlying technologies retained by Agilent could harm our business and operating results.

Our new name is not yet recognized as a brand in the marketplace, which could cause our product sales to suffer, and building a new brand identity will require significant amounts of time and resources.

Historically, we have conducted our business under Agilent’s brand name. Following our recent separation from Agilent, we now conduct our business under the “Verigy” brand name. We believe that, historically, sales of our products have benefited from the use of the “Agilent” brand name. Our customers and suppliers, as well as potential employees we are trying to recruit, may not recognize the “Verigy” brand name, which could negatively influence their business decisions concerning us. We will need to expend significant time, effort and resources to establish the “Verigy” brand name in the marketplace. We cannot guarantee that this effort will ultimately be successful. If our effort to establish a new brand identity is unsuccessful, our business, financial condition and results of operations may suffer.

If we do not continue to introduce new test equipment platforms and upgrade existing test equipment platforms in a timely manner, and if we do not offer comprehensive and competitive services for our test equipment platforms, our test equipment and services will become obsolete, we will lose existing customers and our operating results will suffer.

The semiconductor design and manufacturing industry into which we sell our test equipment is characterized by rapid technological changes, frequent new product introductions, including upgrades to existing test equipment, and evolving industry standards. The success of our new or upgraded test equipment offerings will depend on several factors, including our ability to:

•                     properly identify customer needs and anticipate technological advances and industry trends, such as the disaggregation of the semiconductor supply chain into fabless design companies, foundries and packaging, assembly and test providers;

•                     develop and commercialize new and enhanced technologies and applications that meet our customers’ evolving performance requirements in a timely manner;

•                     develop and deliver enhancements and related services for our current test equipment that are capable of satisfying our customers’ specific test requirements; and

•                     introduce and promote market acceptance of new test equipment platforms, such as our Versatest V5500 Series system for memory testing.

In many cases, our test equipment and services are used by our customers to develop, test and manufacture their new products. We therefore must anticipate industry trends and develop new test equipment platforms or upgrade existing test equipment platforms in advance of the commercialization of our customers’ products. In addition, new methods of testing integrated circuits, such as self-testing integrated circuits, may be developed which would render our test equipment uncompetitive or obsolete if we failed to adopt and incorporate these new methods into our new or existing test equipment platforms. Developing new test equipment platforms and upgrading existing test equipment platforms requires a substantial investment before we can determine the commercial viability of the new or upgraded platform.

As our customers’ product requirements are diverse and subject to frequent change, we will also need to ensure that we have an adequate mix of products that meet our customers’ varying requirements. If we fail to adequately predict our customers’ needs and technological advances, we may invest heavily in research and development of test equipment that does not lead to significant revenue, or we may fail to invest in technology necessary to meet changing customer demands. Without the timely introduction of new or upgraded test equipment that reflects technological advances, our test equipment and services will likely become obsolete, we may have difficulty retaining customers and our revenue and operating results would suffer.

Test systems that contain defects that harm our customers could damage our reputation and cause us to lose customers and revenue.

Our test equipment is highly complex and employs advanced technologies. The use of complex technology in our test equipment increases the likelihood that we could experience design, performance or manufacturing problems. If any of our products have defects or reliability or quality problems, we may, in some circumstances, be exposed to liability, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in revenues, an increase in product returns and the loss of existing customers and the failure to attract new customers.

We may need additional financing, which could be difficult to obtain on favorable terms or at all.

Historically, Agilent has provided funds to finance our working capital and other cash requirements. However, as a result of the recent completion of our separation from Agilent, we have a limited amount of cash, and we do not expect Agilent to provide any further funding to us. In the event we need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms, if at all. Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, market acceptance of our products and the cyclical and seasonal demand for our products. If we issue additional equity securities, shareholders may experience additional dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our ordinary shares. If we incur debt, we may become subject to restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could materially adversely affect our business, financial condition and results of operations. In addition, our agreements with Agilent, and in particular the tax sharing agreement, may limit our ability to incur debt or sell equity securities or to obtain additional financing. See “— Risks Related to Our Separation from Agilent.”

We are in the process of implementing the governance and accounting practices and policies required of a publicly-traded company in the United States. Any delay in implementing such governance and accounting practices and policies could harm our business.

As a publicly-traded company in the United States, we are subject to many rules and regulations, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. We are also required to comply with the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations implemented thereunder, including Section 404 of the Sarbanes-Oxley Act beginning with our fiscal year ending October 31, 2007. While we are diligently developing the systems, procedures and processes to enable us to fully meet the requirements associated with being publicly traded in the United States, we may encounter problems or delays in completing these activities.

Any failure on our part to meet the requirements of operating as a publicly-traded company could jeopardize our ability to produce reliable financial statements, subject us to disciplinary proceedings by the SEC or the Nasdaq Global Select Market, cause investors to lose confidence in the accuracy and reliability of our financial reporting, or otherwise harm our business or results of operations.

Our results could be adversely affected if we do not comply with certain operating conditions agreed to with the Singapore authorities. In addition, our new legal structure could cause our effective tax rate to vary significantly from period to period, and we could owe significant taxes even during periods when we experience low operating profit or operating losses.

We have negotiated tax incentives with the Singapore Economic Development Board, an agency of the Government of Singapore, which have been approved by Singapore’s Ministry of Finance and Ministry of Trade and Industry. Under the incentives, a portion of the income we earn in Singapore during 10- to 15-year incentive periods is subject to reduced rates of Singapore income tax. The Singapore corporate income tax rate that would apply, absent the incentives, is 20%. In order to receive the benefit of the incentives, we must develop and maintain in Singapore a development center and a refurbishment center and must also base our financial services and procurement activities, including a spare parts facility, in Singapore. In addition to these qualifying activities, we must hire specified numbers of employees and maintain minimum levels of investment in Singapore. We have from two to nine years to phase-in the qualifying activities and to hire the specified numbers of employees. If we do not fulfill these conditions for any reason, our incentive could lapse, our income in Singapore would be subject to taxation at higher rates, and our overall effective tax rate could be between five and ten percentage points higher than would have been the case had we maintained the benefit of the incentives.

In addition, our effective tax rate may vary significantly from period to period because we may owe significant taxes in jurisdictions other than Singapore during periods when we are profitable in those jurisdictions even though we may be experiencing low operating profit or operating losses on a consolidated basis. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, as well as discrete events, such as settlements of future audits. Certain combinations of these factors could cause us to owe significant taxes even during periods when we experience low operating profit or operating losses.

We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographies outside of the United States.

Since we sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenue from customers in Japan accounted for approximately 10.8% and 17.9% of total net revenue for the six months ended April 30, 2006 and 2005, respectively, and revenue from customers in other countries in Asia accounted for approximately 52.8% and 39.1% of total net revenue for the six months ended April 30, 2006 and 2005, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including establishing our headquarters in Singapore and transitioning our contract manufacturing processes to Flextronics in China.

Our international activities subjects us to a number of risks associated with conducting operations internationally, including:

•                  Difficulties in managing geographically disparate operations;

•                  Longer sales cycles associated with educating foreign customers on the benefits of using our products;

•                  Greater difficulty and longer time in collecting accounts receivable from customers located abroad;

•                  Difficulty in providing customer support for our software in multiple time zones and languages;

•                  The need to develop our software in multiple foreign languages;

•                  Difficulties in enforcing agreements through non-U.S. legal systems;

•                  Unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

•                  Political and economic instability, civil unrest or war;

•                  Terrorist activities that impact international commerce;

•                  Difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

•                  Changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment; and

•                  Nationalization of foreign owned assets, including intellectual property.

In addition, we are exposed to foreign currency exchange movements, particularly in the Euro and the Japanese Yen. With respect to revenue, our primary exposure exists during the period between execution of a purchase order denominated in a foreign currency and collection of the related receivable. During this period, changes in the exchange rates of the foreign currency to the U.S. Dollar will affect our revenue, cost of sales and operating margins and could result in exchange gains or losses. While a significant portion of our purchase orders to date have been denominated in U.S. Dollars, competitive conditions may require us to enter into an increasing number of purchase orders denominated in foreign currencies. We incur a variety of costs in foreign currencies, including some of our manufacturing costs, component costs and sales costs. In addition, as we expand our operations in Asia, we may become more exposed to a strengthening of currencies in the region against the U.S. dollar. While Agilent has entered into foreign currency hedging arrangements for all of Agilent including on our behalf in the past, we will need to do so for ourselves in the future. We cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging gains or losses. As a result, we are exposed to greater risks in currency fluctuations.

Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our products or services.

Our industry has been and continues to be characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. As a result, third parties may claim that we are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products and services.

In addition, there may be third parties who have refrained from asserting intellectual property infringement claims against our products while we were a wholly owned subsidiary of Agilent that elect to pursue such claims against us now that our separation from Agilent is complete because we no longer have the benefit of being able to counterclaim based on Agilent’s patent portfolio, and we are no longer able to provide licenses of Agilent’s patent portfolio in order to resolve such claims.

Third parties may infringe our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to protect our intellectual property rights, our competitive position could suffer, which could harm our operating results. Our pending patent and trademark registration applications may not be allowed or competitors may challenge the validity or scope of these patent applications or trademark registrations. In addition, our patents may not provide us with a significant competitive advantage.

We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products or technologies in those countries, particularly in Asia, where we expect our business to expand significantly in the foreseeable future.

In addition, our agreements with Agilent, and in particular the intellectual property matters agreement, set forth the terms and provisions under which we received the intellectual property rights necessary to operate our business. Under our agreements with Agilent, we do not have the right to enforce against third parties intellectual property rights we license from Agilent, and Agilent is under no obligation to enforce such rights on our behalf. See “— Risks Related to Our Separation from Agilent.”

Intellectual property rights are difficult to enforce in the People’s Republic of China, which may inhibit our ability to protect our intellectual property rights or those of our suppliers and customers in that country.

Commercial law in the People’s Republic of China is relatively undeveloped compared to the commercial law in the U.S. Limited protection of intellectual property is available under Chinese law. Consequently, operating in the People’s Republic of China may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise obtain or use our intellectual property or the intellectual property of our suppliers, customers or business partners. We cannot assure you that we will be able to protect our intellectual property rights or those of our suppliers and customers or have adequate legal recourse in the event that we encounter difficulties with infringements of intellectual property under Chinese law.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of any acquisitions we may make may never be realized.

We may acquire, or make significant or minority investments in, complementary businesses, products or technologies. Any future acquisitions or investments could be accompanied by risks such as:

•                     difficulties in assimilating the operations and personnel of acquired companies;

•                     diversion of our management’s attention from ongoing business concerns;

•                     our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•                     additional expense associated with amortization of acquired assets;

•                     difficulty in maintaining uniform standards, controls, procedures and policies;

•                     impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel;

•                     dilution to our shareholders in the event we issue shares as consideration to finance an acquisition;

•                     difficulty integrating and implementing the accounting controls necessary to comply with regulatory requirements such as Section 404 of the Sarbanes-Oxley Act; and

•                     increased leverage, if we incur debt to finance an acquisition.

We cannot guarantee that we will realize any benefit from the integration of any business, products or technologies that we might acquire in the future, and our failure to do so could harm our business.

In the event that environmental contamination was to occur as a result of our ongoing operations, we could be subject to substantial future liabilities.

Our manufacturing processes involve the use of substances regulated under various international, federal, state and local laws governing the environment. Any failure or inability by us, or in some instances by our contract manufacturers, to comply with existing or future laws could result in significant remediation liabilities, the imposition of fines or the suspension or termination of production. In general, we are responsible for any liabilities resulting from our operation of the business and also for future costs of compliance with these laws. New laws and regulations, the discovery of previously unknown contamination at our or others’ sites or the imposition of new cleanup requirements could require us to curtail our operations, restrict our future expansion, subject us to liability or cause us to incur future costs that would have a negative effect on our operating results and cash flow.

If our facilities or the facilities of our contract manufacturers were to experience catastrophic loss due to natural disasters, our operations would be seriously harmed.

Our facilities and the facilities of our contract manufacturers could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. We and our contract manufacturers have significant facilities in areas with above average seismic activity, such as California, Japan and Taiwan. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. We do not carry catastrophic insurance policies that cover potential losses caused by earthquakes.

Risks Related to Our Separation from Agilent

Our historical financial information as a business segment of Agilent may not be representative of our results as an independent public company.

The historical financial information we have included in this report has been derived from the consolidated financial statements of Agilent and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our condensed combined financial statements include an allocation for certain corporate functions historically provided by Agilent, including centralized legal, accounting, tax, treasury, information technology and other corporate services and infrastructure costs, which we believe are reasonable reflections of the historical utilization levels of these services in support of our business. The historical financial information is not necessarily indicative of our future results of operations, financial position, cash flows or costs and expenses. We did not made adjustments to periods prior to our separation from Agilent to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Agilent, including changes in our employee base, changes in our legal structure, potential increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being an independent publicly traded company.

As long as Agilent controls us, your ability to influence matters requiring shareholder approval will be extremely limited.

As of July 6, 2006, Agilent owns 50,000,000, or approximately 85.2%, of our outstanding ordinary shares. As long as Agilent owns a majority of our outstanding ordinary shares, Agilent will have the ability to take shareholder action without the vote of any other shareholder, and our other shareholders will not be able to affect the outcome of any shareholder vote during this period. As a result, Agilent will have the ability to control all matters affecting us, including:

•                     the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies, including the appointment and removal of our officers;

•                     any determinations with respect to mergers and other business combinations;

•                     our acquisition or disposition of assets;

•                     our financing activities;

•                     changes to, and waivers of Agilent’s obligations under, the agreements providing for our separation from Agilent;

•                     the allocation of business opportunities that may be suitable for us and Agilent;

•                     the payment of dividends on our ordinary shares;

•                     certain determinations with respect to our tax returns; and

•                     the number of shares available for issuance under our stock plans.

Agilent’s voting control may discourage transactions involving a change of control of us, including transactions in which as a holder of our ordinary shares might otherwise receive a premium for your shares over the then-current market price. Subject to the lock-up agreement between Agilent and the underwriters of our recent initial public offering, Agilent is not prohibited from selling a controlling interest in us to a third party and may do so without your approval and without providing for a purchase of your ordinary shares. Accordingly, shareholders’ ordinary shares may be worth less than they would be if Agilent did not maintain voting control over us.

Our ability to operate our business effectively may suffer if we do not, quickly and cost-effectively, establish our own fully-functional financial, administrative, operational and other support systems in order to operate as a stand-alone company.

Prior to becoming a stand alone company, we relied on the financial resources and the administrative and operational support systems of Agilent to operate our business. In conjunction with our separation from Agilent, we are in the process of separating our assets from those of Agilent and creating our own financial, administrative, operational and other support systems or contract with third parties to replace Agilent’s systems. Many of the new systems, including our ERP system, have been in effect only since the separation date. We have experienced, and expect to continue to experience periodic interruptions in our ERP system, and it may take additional time to fully implement and stabilize the ERP system as well as other support systems. In order to successfully implement our own systems and operate as a stand-alone business, we must be able to attract and retain a number of highly skilled employees.

The price of our ordinary shares may decline if Agilent sells or distributes or our ordinary shares.

As of July 6, 2006, Agilent owned approximately 85.2 % of our outstanding ordinary shares. Subject to applicable U.S. federal and state securities laws, Agilent may sell or distribute to its stockholders any or all of our ordinary shares that it owns either (1) after the expiration of the 180-day lock-up period agreed to by Agilent with Goldman Sachs & Co. the lead underwriter of our initial public offering or (2) before the expiration of this 180-day period with the consent of the Goldman Sachs & Co.. The restrictions on distribution do not apply to the pro rata distribution of our ordinary shares by Agilent to its common stockholders. If Agilent distributes ordinary shares that it owns to its stockholders, which we expect to occur prior to October 31, 2006, substantially all of these shares would be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of our ordinary shares would be sold in the open market in anticipation of, or after, any such distribution. We also are unable to predict whether a sufficient number of buyers for our ordinary shares would be in the market at that time. Future sales or distributions by Agilent of our ordinary shares, or the possibility of those sales or distributions, could harm the prevailing market price of our ordinary shares.

As an independent public company, we may experience increased costs resulting from a decrease in the purchasing power we previously had as a result of being a wholly owned subsidiary of Agilent.

Prior to our separation from Agilent, we were able to take advantage of Agilent’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit services. We are a smaller company than Agilent, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to the separation. As a separate company, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to the separation, which could increase our costs and reduce our profitability.

Our tax sharing agreement with Agilent may require us to indemnify Agilent for certain tax liabilities, including liabilities that may arise in connection with a distribution of our ordinary shares by Agilent, and may limit our ability to obtain additional financing or participate in future acquisitions.

Under our tax sharing agreement with Agilent, we and Agilent have agreed to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, under the tax sharing agreement we are responsible for taxes relating to our business that arise after our separation from Agilent.

If Agilent distributes our ordinary shares to its stockholders, Agilent intends such distribution to qualify as a distribution subject to Section 355 of the Internal Revenue Code of 1986, as amended. Under our tax sharing agreement with Agilent, we are obligated to indemnify Agilent for any taxes imposed on Agilent under Section 355(e) of the Code arising as a result of our actions. If we are required to indemnify Agilent for additional taxes imposed on Agilent with respect to the distribution of our ordinary shares to its stockholders, our results of operations may be materially impaired.

Third parties may seek to hold us responsible for liabilities of Agilent that we did not assume in our agreements.

In connection with our separation from Agilent, Agilent has generally agreed to retain all liabilities that did not historically arise from our business. Third parties may seek to hold us responsible for Agilent’s retained liabilities. Under our agreements with Agilent, Agilent has agreed to indemnify us for claims and losses relating to these retained liabilities. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses from Agilent.

We are subject to certain covenants that restrict our ability to obtain additional financing or to engage in acquisition or disposition transactions for a period of two years after the distribution.

Our ability to obtain additional financing or to engage in transactions that would result in a change in control of us will be limited by the intellectual property matters agreement and the tax sharing agreement that we entered into with Agilent as part of our separation. Specifically, under the intellectual property matters agreement, Agilent’s consent is required for us to transfer intellectual property rights we have licensed from Agilent, which may act as a deterrent to an acquisition of us by a third party. Under our tax sharing agreement with Agilent, for two years following the distribution, we are subject to certain covenants that are intended to ensure that the distribution of our ordinary shares by Agilent is not fully taxable to Agilent. Those covenants require us to obtain the consent of Agilent (which cannot be unreasonably withheld) before we can:

•                     sell assets outside the ordinary course of business for consideration in excess of $50 million (including assumption of liabilities related to such assets);

•                     merge or liquidate our parent company or its subsidiaries that operate our business into another company; or

•                     enter into any other corporate transaction that would cause us to undergo a greater than 35% change in our share ownership.

The restrictive covenants in our tax sharing agreement with Agilent will restrict our ability to obtain additional financing or to engage in acquisition or disposition transactions for a period of two years after the distribution, even if the financing or transaction might be in the best interest of our shareholders. If we breach those covenants, we may incur substantial additional liabilities and may be exposed to costly and time-consuming litigation.

Any disputes that arise between us and Agilent with respect to our past and ongoing relationships could harm our business operations.

Disputes may arise between Agilent and us in a number of areas relating to our past and ongoing relationships, including:

•                     intellectual property and technology matters, including related non-compete provisions applicable to Agilent and us;

•                     labor, tax, employee benefit, indemnification and other matters arising from our separation from Agilent;

•                     employee retention and recruiting;

•                     business combinations involving us;

•                     sales or distributions by Agilent of all or any portion of its ownership interest in us;

•                     the nature, quality and pricing of transitional services Agilent has agreed to provide us; and

•                     business opportunities that may be attractive to both Agilent and us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

Some of our directors and executive officers may have conflicts of interest because of their ownership of Agilent common stock, options to acquire Agilent common stock and positions with Agilent.

One of our directors and some of our executive officers own Agilent common stock and options to purchase Agilent common stock. In addition, one of our directors is an executive officer of Agilent. Ownership of Agilent common stock and options to purchase Agilent common stock by one of our directors and some of our officers and the presence of an executive officer of Agilent on our board of directors could create, or appear to create, potential conflicts of interest and other issues with respect to their fiduciary duties to us when our directors and officers are faced with decisions that could have different implications for Agilent than for us.

Agilent is not obligated to distribute our ordinary shares that it owns to its stockholders, and our business and your investment in our ordinary shares may be harmed if Agilent does not complete such a distribution.

Agilent has advised us that it currently intends to distribute all of our ordinary shares that it holds to its stockholders by the end of its fiscal year, October 31, 2006. However, Agilent is not obligated to complete the distribution, and the distribution may not occur by the contemplated date or at all. Unless and until such a distribution occurs or Agilent otherwise disposes of its controlling interest in us, we will continue to face the risks described above relating to Agilent’s control of us and potential conflicts of interest between Agilent and us. So long as Agilent continues to hold a controlling interest in us or is otherwise a significant shareholder, the liquidity and market price of our ordinary shares may be adversely affected.

Risks Related to the Securities Markets and Ownership of Our Ordinary Shares

Our securities have a limited trading history, and the price of our ordinary shares may fluctuate significantly.

There has only been a public market for our ordinary shares for a short period of time. An active public market for our ordinary shares may not develop or be sustained, which would adversely impact the liquidity and market price of our ordinary shares. The market price of our ordinary shares may fluctuate significantly. Among the factors that could affect the market price of our ordinary shares are the risk factors described in this section and other factors including:

•                     changes in expectations as to our future financial performance, including financial estimates or publication of research reports by securities analysts;

•                     strategic moves by us or our competitors, such as acquisitions or restructurings;

•                     announcements of new products or technical innovations by us or our competitors;

•                     actions by institutional shareholders or by Agilent while it is one of our shareholders; and

•                     speculation in the press or investment community.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and The Nasdaq Global Select Market and the securities of semiconductor capital equipment companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. Further, the market prices of securities of semiconductor test system companies have been particularly volatile. These market and industry factors may materially harm the market price of our ordinary shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Such litigation, whether or not meritorious, could result in the expenditure of substantial funds, divert management’s attention and resources, and harm our reputation in the industry and the securities markets, which would reduce our profitability and harm our business.

It may be difficult for investors to effect service of process within the United States on us or to enforce civil liabilities under the federal securities laws of the United States against us.

We are incorporated in Singapore under the Companies Act, Chapter 50 of Singapore, or Singapore Companies Act. Some of our officers reside outside the United States. A substantial portion of our assets is located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us. Similarly, investors may be unable to enforce judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States against us in U.S. courts. Judgments of U.S. courts based upon the civil liability provisions of the federal securities laws of the United States are not directly enforceable in Singapore courts and are not given the same effect in Singapore as judgments of a Singapore court. Accordingly, there can be no assurance as to whether Singapore courts will enter judgments in actions brought in Singapore courts based upon the civil liability provisions of the federal securities laws of the United States.

In addition to our tax sharing and intellectual property matters agreements with Agilent, Singapore corporate law may impede a takeover of our company by a third party, which could adversely affect the value of our ordinary shares.

Under the Singapore Code on Take-overs and Mergers, generally when a person (or a group of persons acting together) acquires shares having 30% or more of the voting rights of a company or holds at least 30% but not more than 50% of the voting rights of a company and thereafter acquires in any period of six months additional shares carrying more than 1% of the voting rights, then such person is required by law to make an offer to acquire the remaining voting shares of the company.

For a limited period of time, our board of directors has general authority to issue new shares on terms and conditions and with any preferences, rights or restrictions as may be determined by our board of directors in its sole discretion.

Under Singapore law, new shares may be issued only with the prior approval of our shareholders in a general meeting. As our sole shareholder prior to our initial public offering, Agilent provided general authority to issue new shares until the earlier to occur of the conclusion of our 2007 annual general meeting or the expiration of the period within which the next annual general meeting is required to be held. Subject to the shareholder approval, the provisions of the Singapore Companies Act and our amended and restated memorandum and articles of association, our board of directors may allot and issue new shares on terms and conditions and with the rights and restrictions as they may think fit to impose. Any additional issuances of new shares by our board of directors may adversely impact the market price of our ordinary shares.

Our public shareholders may have more difficulty protecting their interests than they would as shareholders of a U.S. corporation.

Our corporate affairs are governed by our amended and restated memorandum and articles of association and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors under Singapore law are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interests in connection with actions taken by our management, members of our board of directors or our controlling shareholder than they would as shareholders of a corporation incorporated in the United States. For example, controlling shareholders in U.S. corporations are subject to fiduciary duties while controlling shareholders in Singapore corporations are not subject to such duties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 12, 2006, we completed an initial public offering of 8,500,000 of our ordinary shares at a price to the public of $15.00 per share. We sold 8,651,559 ordinary shares, including an over-allotment option of 151,559 shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-132291), which was declared effective by the Securities and Exchange Commission on June 12, 2006. Goldman, Sachs & Co., Credit Suisse Securities (USA) LLC, Cowen and Company, LLC and Thomas Weisel Partners LLC were the representatives of the underwriters of the initial public offering. The main offering closed on June 16, 2006 and the option portion closed on July 6, 2006. After the sale of all securities registered, including the underwriters’ over-allotment, we received aggregate net proceeds of approximately $120.7 million, after deducting underwriting discount and commission of approximately $9.1 million. Agilent paid all of the offering expenses on our behalf. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.

As of June 16, 2006, we have used part of our proceeds to repay Agilent $25 million, the amount owing under a short-term revolving credit facility we entered into with Agilent on the date of our separation. In addition, as of July 14, 2006, we have reimbursed Agilent for approximately $7 million of payments that Agilent has made on June 1, 2006, related to future severance, pension and flexible time off liabilities associated with employees transferred to Flextronics under the various Flextronics asset purchase agreements described elsewhere in this report. With the exception of these payments, we have not spent any of the net proceeds of our initial public offering, which we have invested in Money Market Funds.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At an extraordinary general meeting on March 7, 2006, Agilent Technologies, Inc., then our sole shareholder, approved a resolution granting our board of directors authority, pursuant to Section 161 of the Companies Act, Cap. 50, to issue shares in capital of the Company to such persons at such times and for such consideration as the directors in their discretion shall determine to be in the best interests of the Company.

ITEM 5. OTHER INFORMATION

On July 12, 2006, the compensation committee amended Kenneth Siegel’s equity award agreements dated June 12, 2006, to change the vesting schedule such that 25% of the options and units subject to the awards vest on January 8, 2007, the first anniversary of Mr. Siegel’s employment with Verigy. Thereafter, 25% of the options and units subject to the awards will vest on each subsequent anniversary of Mr. Siegel’s hire date, subject to his continued employment with the company.

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 14, 2006	By:	/s/ Keith L. Barnes
Keith L. Barnes
President and Chief Executive Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.