Form 10-Q
period 2006-07-31
Verigy Ltd.
filed 2006-09-07
CIK 1352341

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-52038

VERIGY LTD.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

SINGAPORE	3825
(STATE OR OTHER JURISDICTION OF	(PRIMARY STANDARD INDUSTRIAL
INCORPORATION OR ORGANIZATION)	CLASSIFIED CODE NO.)

NO. 1 YISHUN AVE 7
SINGAPORE 768923	N/A
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

As of September 6, 2006, there were 58,651,559 ordinary shares of the company outstanding.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.                              CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VERIGY LTD.

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net revenue:
Products	$181	$93	$482	$224
Services	33	25	94	73
Total net revenue	214	118	576	297

Costs of sales (Note 3):
Cost of products	88	58	243	147
Cost of services	23	22	72	65
Total costs of sales	111	80	315	212

Operating expenses (Note 3):
Research and development	25	24	75	76
Selling, general and administrative	37	33	114	101
Restructuring charges	2	1	16	1
Separation costs	21	—	56	—
Total operating expenses	85	58	261	178

Income (loss) from operations	18	(20)	—	(93)
Other income (expense), net	2	—	2	—

Income and loss before taxes	20	(20)	2	(93)
Provision for income taxes	7	2	16	11
Net income (loss)	$13	$(22)	$(14)	$(104)

Net income (loss) per share – basis:	$0.23	$(0.44)	$(0.28)	$(2.08)

Net income (loss) per share – diluted:	$0.23	$(0.44)	$(0.28)	$(2.08)

Weighted average shares (in thousands) used in computing net income (loss) per share:
Basic	54,662	50,000	51,571	50,000
Diluted	54,681	50,000	51,571	50,000

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

VERIGY LTD.

CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

(Unaudited)

	July 31, 2006	October 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$206	$—
Trade accounts receivable, net	156	75
Related party accounts receivable	23	—
Inventory	79	110
Other current assets	36	14
Total current assets	500	199
Property, plant and equipment, net	36	18
Goodwill	18	17
Other long term assets	50	26
Total assets	$604	$260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69	$21
Related party payable	14	—
Employee compensation and benefits	33	40
Deferred revenue	57	42
Income taxes and other taxes payable	8	32
Other accrued liabilities	14	23
Total current liabilities	195	158

Long-term liabilities	33	15
Total liabilities	228	173

Commitments and contingencies (Note 19 and 20)

Shareholders’ equity
Owner’s net investment	—	86
Ordinary shares, no par value; 58,651,559 issued and outstanding at July 31, 2006	—	—
Additional paid in capital	358	—
Retained earnings	19	—
Accumulated other comprehensive income (loss)	(1)	1
Total shareholders’ equity	376	87
Total liabilities and shareholders’ equity	$604	$260

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

VERIGY LTD.

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASHFLOWS

(in millions)

(Unaudited)

	Nine Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(14)	$(104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6	4
Excess and obsolete inventory-related charges	16	11
Loss on disposal of property, plant and equipment	3	—
Share-based compensation	8	—
Asset impairment and other exit costs	3	—
Pension curtailment and settlement net gains	(10)	—
Restructuring charges pushed down by Agilent	3	—
Assets and liabilities retained by Agilent due to separation	82	—
Changes in assets and liabilities:
Trade accounts receivable	(81)	(22)
Related party receivable	(23)	—
Inventory	15	(6)
Accounts payable	48	(1)
Employee compensation and benefits	(7)	(4)
Related party payable	14	—
Deferred revenue	15	6
Income taxes and other taxes payable	(24)	8
Other current assets and accrued liabilities	(31)	—
Other long term assets and long term liabilities	26	13
Net cash provided by (used in) operating activities	49	(95)
Cash flows from investing activities:
Purchases of investments	—	(3)
Investments in property, plant and equipment	(30)	(7)
Net cash used in investing activities	(30)	(10)
Cash flows from financing activities:
Net proceeds from sale of ordinary shares (IPO Proceeds)	121	—
Capital contributions by Agilent	19	—
Borrowings from Agilent	25	—
Repayment of debt to Agilent	(25)	—
Distribution of share-based compensation (Note 7)	(7)	—
Net Agilent invested equity	54	105
Net cash provided by financing activities	187	105

Net increase in cash and cash equivalents	206	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$206	$—

Supplemental schedule of non-cash activities:
Deferred tax assets acquired upon separation	$31	$—

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

VERIGY LTD.

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except number of shares in thousands)

(Unaudited)

	Ordinary Shares		Owner’s Net Investment	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
		Additional
	Number	Paid –In
	of Shares	Capital

Balance as of October 31, 2005	—	$—	$86	$—	$1	$87
Components of comprehensive income:
Net income (loss)	—	—	(34)	20	—	(14)
Capital contribution from Agilent through separation	50,000	186	(52)	—	(1)	133
Issuance of ordinary shares to underwriters (IPO)	8,652	121	—	—	—	121
Capital contribution from Agilent	—	19	—	—	—	19
Loss on initialization of pension liability position	—	—	—	(1)	—	(1)
Deferred tax assets acquired upon separation	—	31	—	—	—	31
Deferred stock-based compensation (Verigy options)	—	1	—	—	—	1
Change in foreign currency translation	—	—	—	—	(1)	(1)
Balance as of July 31, 2006	58,652	$358	$—	$19	$(1)	$376

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

VERIGY LTD.

NOTES TO CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. OVERVIEW AND BASIS OF PRESENTATION

Overview

Verigy (“we,” “us” or the “Company”) designs, develops and manufactures semiconductor test equipment and provides test system solutions that are used in the manufacture of System-on-a-Chip (SOC), System-in-a-Package (SIP), high-speed memory and memory devices.  In addition to test equipment, our solutions include consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

On August 15, 2005, Agilent Technologies Inc. announced its intention to separate our business into a stand-alone publicly traded company focused on technology and innovation in semiconductor testing.  As of May 31, 2006, we had issued 50,000,000 ordinary shares to our then sole shareholder, Agilent. The separation of our business from Agilent was completed on June 1, 2006.  Until the completion of our initial public offering (“IPO”) on June 16, 2006, we were a wholly owned subsidiary of Agilent.

Our registration statement on Form S-1 was declared effective on June 12, 2006 (File No. 333-132291). Pursuant to the registration statement, we offered and sold 8.5 million of our ordinary shares in the IPO at a price of $15 per share, which less underwriting discount and commission, resulted in aggregate net proceeds of approximately $118.6 million, net of approximately $9 million of underwriting discounts and commissions. On July 6, 2006, the underwriters of the IPO exercised a portion of their over-allotment option which resulted in the issuance of additional 151,559 shares and generated approximately $2.1 million in net proceeds. The remaining portion of the underwriters’ over-allotment has lapsed.  As a result, we have approximately 58.7 million ordinary shares outstanding as of July 6, 2006.  In addition, Agilent made a payment to us of $19.3 million on July 14, 2006, the amount by which the aggregate net proceeds of our IPO were less than $140 million.

We will release Agilent by October 31, 2007 from specified guarantees or other security obligations that Agilent has entered into or will enter into on our behalf.  These guarantees and security arrangements relate to real property lease deposits and guarantees, security for company credit card programs and other credit arrangements and required deposits with governmental trade and tax agencies.   Since Agilent will have no obligation to maintain any such guarantees or other security obligations on our behalf following October 31, 2007, we will be liable for these deposits and guarantees that are currently estimated to be approximately $13 million in aggregate.

Verigy and Agilent entered into a master separation and distribution agreement prior to the completion of our initial public offering that contains the key provisions relating to the separation, initial public offering and the distribution, which is currently intended to occur by the end of fiscal year 2006.  The master separation and distribution agreement describes generally the agreements and other documents that were delivered on the separation date, including the ancillary agreements.  These ancillary agreements include the general assignment and assumption agreement, the tax sharing agreement, the employee matters agreement, the intellectual property matters agreement, the manufacturing trademark license agreement and the transition services agreement. Agilent has advised us that it currently intends to distribute to its shareholders all of our ordinary shares that it holds by the end of its fiscal year, October 31, 2006.  In addition, pursuant to the master separation and distribution agreement, we entered into a revolving credit facility with Agilent on the separation date.  As of June 16, 2006, we have used part of our proceeds to repay Agilent $25 million, the amounts owing under a short-term revolving credit facility entered into with Agilent on the date of our separation.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30, and July 31.

Basis of Presentation

Prior to June 1, 2006, we had operated as part of Agilent, and not as a stand-alone company. Therefore, since Verigy had no separate existence prior to June 1, 2006, there were no financial statements prepared prior to June 1, 2006. The accompanying condensed combined and consolidated financial statements have been derived in accordance with accounting principles generally accepted in the United States (“U.S.”). Financial statements prior to June 1, 2006 were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy.

We have prepared the accompanying interim financial data for the three and nine months ended July 31, 2006 and 2005 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with the combined financial statements as included in our prospectus which was declared effective on June 12, 2006.  In the opinion of management, the accompanying interim condensed combined and consolidated financial statements contain all normal and recurring adjustments necessary to state fairly our condensed consolidated financial position as of July 31, 2006, condensed combined and consolidated results of operations for the three and nine months ended July 31, 2006 and 2005, and cash flow activities for the nine months ended July 31, 2006 and 2005.

We historically have received substantial management and shared administrative services from Agilent, and we and Agilent engage in certain transactions.  Prior to our separation from Agilent, we had relied on Agilent for substantially all of our operational and administrative support.  The condensed combined financial statements prior to June 1, 2006 include allocations of certain Agilent corporate expenses, including information technology resources and support; finance, accounting, and auditing services; real estate and facility management services; human resources activities; certain procurement activities; treasury services, customer contract administration, legal advisory services, and Agilent Labs services.  We had benefited from Agilent agreements with third parties related to cost sharing arrangements covering branding and marketing expenses, intellectual property licenses and agreements related to the use of real property.

Management believes the assumptions and allocations underlying the condensed combined and consolidated financial statements are reasonable and appropriate under the circumstances.  The expenses and cost allocations have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Agilent.  Our future results of operations which will reflect our separation from Agilent will include costs and expenses for us to operate as an independent company, and, consequently, these costs and expenses may be materially different than our historical results of operations, financial position, and cash flows.  Accordingly, the financial statements for these periods are not necessarily indicative of our future results of operations, financial position, and cash flows.

Agilent historically used a centralized approach to cash management and financing of its operations.  Transactions relating to Verigy prior to June 1, 2006 were accounted for through the Agilent invested equity account for Verigy.  Accordingly, none of the cash, cash equivalents or debt at the Agilent corporate level has been assigned to Verigy in the condensed combined financial statements prior to June 1, 2006.

Historically, Agilent provided funds to finance our working capital and other cash requirements, but we do not expect Agilent to provide any further funding to us. In the event we need to raise additional funds, we cannot be certain that we will be able to obtain additional financing on favorable terms, or at all. Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, market acceptance of our products and the cyclical and seasonal demand for our products. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could materially adversely affect our business, financial condition, cash flows and results of operations.

See Note 3, “Transactions with Agilent” for further information regarding the relationships we have with Agilent.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination

Our condensed combined and consolidated financial statements include the global historical assets, liabilities and operations. All significant intracompany transactions within Verigy have been eliminated. All significant transactions between us and other Agilent businesses are included in these condensed combined and consolidated financial statements. All intercompany transactions prior to our separation are considered to be effectively settled for cash in the condensed combined and consolidated statements of cash flows at the time the transaction is recorded. After the separation, transactions between Agilent and Verigy are accounted for through related party receivable and related party payable accounts.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes. Although these estimates are based on management’s knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates.

3. TRANSACTIONS WITH AGILENT

Intercompany and Related Party Transactions

We derived revenue from the sales of products to other Agilent businesses of $0.1 million and $0.6 million for the three months ended July 31, 2006 and 2005, respectively, and $1.1 million and $1.5 million for the nine months ended July 31, 2006 and 2005, respectively. The revenue prior to June 1, 2006 was recorded using a cost plus methodology and may not necessarily represent a price an unrelated third party would pay.

During the three months ended July 31, 2006 and 2005, we purchased materials from other Agilent businesses of approximately $1 million and $3 million, respectively. During the nine months ended July 31, 2006 and 2005, we purchased materials from other Agilent businesses of approximately $5 million and $6 million, respectively.  All purchases were at cost and were recorded in cost of products for the respective periods.

Allocated Costs

The condensed combined and consolidated statements of operations include our direct expenses as well as allocations of expenses arising from shared services and infrastructure provided to us by Agilent. These allocated expenses include costs of centralized research and development, legal and accounting services, employee benefits, real estate and facilities, corporate advertising, insurance services, information technology, treasury and other corporate and infrastructure services. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. The allocation methods include headcount, square footage, actual consumption and usage of services, adjusted invested capital and others.

Allocated costs included in the accompanying condensed combined and consolidated statements of operations are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)

Cost of products	$2	$7	$16	$19
Research and development	1	5	10	14
Selling, general and administrative	4	13	39	38
Other expense, net	1	—	1	—
Total allocated costs	$8	$25	$66	$71

Since our separation from Agilent is effective June 1, 2006, the three months ended July 31, 2006 only includes one month (May) of allocated costs.

Related Party Accounts Receivable and Accounts Payable

	July 31, 2006	October 31, 2005
	(in millions)
Related Party Accounts Receivable from Agilent	$23	$—

Related Party Accounts Payable to Agilent	$14	$—

Related party accounts receivable from Agilent consists of approximately $13 million of cash collected by Agilent from our customers that had not yet been remitted to Verigy and approximately $10 million of payments due to us from Agilent related to the remaining funding for our pension and employee benefit plans in accordance with the master separation agreement. The cash collected from our customers is transferred to us on a weekly basis while the funding for our pension and employee benefit related plans is expected to occur after the final actuarial report is issued and agreed upon by both Verigy and Agilent as soon as practicable after the distribution date.

Related party accounts payable consists primarily of accrued liabilities for transition-related services provided to us by Agilent for June and July 2006. For the months of June and July, Agilent billed us for our use of their shared services under the transition services agreement and totalled approximately $14 million.

See Note 16, Separation Costs, for separation cost details and net gains associated with curtailment and settlement.

Agreements with Agilent

We share and operate under numerous agreements executed by Agilent with third parties, including but not limited to purchasing, manufacturing, supply, and distribution agreements; use of facilities owned, leased, and managed by Agilent; and software, technology and other intellectual property agreements.

4. IPO AND SEPARATION FROM AGILENT

On August 15, 2005, Agilent announced its intention to separate our business into a stand-alone publicly traded company. On June 12, 2006, we completed our initial public offering (“IPO”) of 8.5 million ordinary shares at a price of $15 per share, which less underwriting discount and commission, resulted in aggregate net proceeds of approximately $118.6 million. On July 6, 2006, the underwriters of the IPO exercised a portion of their over-allotment option which resulted in the issuance of additional 151,559 shares and generated approximately $2.1 million in net proceeds. The remaining portion of the underwriters’ over-allotment option has lapsed. As part of the offering, Agilent made a one-time payment to us of $19.3 million, the amount by which our net proceeds from the IPO were less than $140 million. Following the offering, Agilent owned approximately 50 million ordinary shares or approximately 85 percent of Verigy’s ordinary shares.

Verigy and Agilent, and, in some cases, their respective subsidiaries, entered into agreements in connection with the June 1, 2006 separation of our business from Agilent, including a master separation and distribution agreement. These agreements cover a variety of matters, including the transfer, ownership and licensing of intellectual property and other assets and liabilities relating to our business, the use of shared facilities, employee and tax-related matters and the transitional services. In addition, a loan agreement between Agilent and Veirgy, provided for a $25 million revolving credit facility from Agilent to Verigy on the separation date with interest at one-month LIBOR plus 50 basis points. As of July 31, 2006, all amounts were paid back and the agreement was terminated. The agreements relating to the separation from Agilent were negotiated and entered into in the context of a parent-subsidiary relationship.

We will release Agilent by October 31, 2007 from specified guarantees or other security obligations that Agilent has entered into or will enter into on our behalf.  These guarantees and security arrangements relate to real property lease deposits and guarantees, security for company credit card programs and other credit arrangements and required deposits with governmental trade and tax agencies.   Since Agilent will have no obligation to maintain any such guarantees or other security obligations on our behalf following October 31, 2007, we will be liable for these deposits and guarantees that are currently estimated to be approximately $13 million in aggregate.

For up to two years following our separation from Agilent, Agilent will continue to provide services and access to resources necessary for Verigy under the transition services agreement. In general, these services and resources include facilities management, site information technology infrastructure, use of various applications and support systems, as well as employee related services for transitional employees remaining with Agilent. Under the transition services agreement, Verigy has the ability to negotiate with Agilent for the provision of additional transition services not set forth in the agreement, which additional services will generally be subject to the provisions of the agreement. The agreement will terminate, and Agilent will have no obligation to provide any further transition services to Verigy, two years after the separation date. For the three months ended July 31, 2006, the total transition services costs were approximately $14 million.

The distribution of Agilent’s shares of Verigy is expected to be complete by the end of fiscal 2006. However, there are various conditions to the completion of the distribution and Agilent will determine the timing, structure and all terms of the distribution taking into account factors such as market conditions. Agilent will not be obligated to complete the distribution, and the distribution may not occur by the fiscal year end or at all.

Indemnifications to Verigy

In connection with our spin-off, Agilent has agreed to indemnify us, for certain liabilities that were excluded from the separation and were not transferred to us, for specified IPO-related liabilities and other specified items.

5. NEW ACCOUNTING PRONOUNCEMENTS

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

Under this new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our share price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. Compensation expense for share-based equity awards issued after November 1, 2005 is recognized on a straight-line basis over the vesting period of the award. For awards issued prior to November 1, 2005, we recognize SBP compensation expense based on the accelerated method described in FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). The adoption of SFAS 123R also requires additional accounting related to income taxes as well as additional disclosure related to the cash flow effects resulting from share-based compensation. We recorded approximately $1.7 million and $8.2 million charge for share compensation expenses of the Agilent and Verigy options for the three and nine months ended July 31, 2006, respectively.

Upon final distribution of Verigy shares by Agilent, unvested Agilent stock options held by Verigy employees will terminate. To the extent options are vested as of the date of distribution, Verigy employees, except those who are retirement-eligible, will have a period of three months in which to exercise the Agilent options before they terminate. Retirement eligible employees will have a period of up to three years in which to exercise the Agilent options before they terminate. Exercise of Agilent options by Verigy employees will have no impact on our financial statements or on our outstanding ordinary shares. To the extent that the Agilent options were not vested as of the distribution date, Verigy will replace the Agilent options with new Verigy options based on a conversion ratio determined at the distribution date. The newly issued Verigy options will retain the same terms and conditions, including the vesting term as the corresponding Agilent options which they will replace.

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

In March 2006, the FASB issued an exposure draft of a proposed amendment to SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.”  The proposed amendment would improve existing reporting for defined benefit postretirement plans.  Under the exposure draft, proposed amendment would become effective for fiscal years ending after December 15, 2006, generally on a retrospective basis.  We will evaluate the impact of any change in accounting standards on our results of operations or financial position when the final interpretation is issued.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. We expect to adopt this pronouncement beginning in our fiscal year 2008 and we have not yet determined the potential financial impact of adopting FIN 48.

In June 2006, the FASB issued Emerging Issues Tax Force (EITF) Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e. Gross Versus Net Presentation)” (“EITF 06-3”).  EITF 06-3 requires disclosure of accounting policy regarding the gross or net presentation of point-of-sales taxes such as sales tax and value-added tax. If taxes included in gross revenues are significant, the amount of such taxes for each period for which an income statement is presented should also be disclosed. EITF 06-3 will be effective for the first annual or interim reporting period beginning after December 15, 2006. We will be adopting this pronouncement beginning in our fiscal year 2007 and do not currently believe that it will have a material impact on our financial statements.

6. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding. The weighted-average number of ordinary shares outstanding does not include the dilutive effect of ordinary equivalent shares, such as share options.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average ordinary shares outstanding plus the dilutive effect of ordinary equivalent shares, such as share options.  Diluted net income (loss) per share does not include outstanding Agilent options held by Verigy employees, as these are not options to purchase Veirgy stock.  The calculation of diluted net income (loss) per share excludes shares of potential ordinary shares if the effect is anti-dilutive.

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Basic Net Income (loss) Per Share
Net income (loss) (in millions)	$13	$(22)	$(14)	$(104)
Weighted average number of ordinary shares	54,662	50,000	51,571	50,000
Basic net income (loss) per share	$0.23	$(0.44)	$(0.28)	$(2.08)

Diluted Net Income (loss) Per Share
Net income (loss) (in millions)	$13	$(22)	$(14)	$(104)
Weighted average number of ordinary shares	54,662	50,000	51,571	50,000
Potentially dilutive common stock equivalents – stock options and other employee stock plans	19	—	—	—
Total shares for purpose of calculating diluted net income (loss) per share	54,681	50,000	51,571	50,000
Diluted net income (loss) per share	$0.23	$(0.44)	$(0.28)	$(2.08)

Weighted average shares are presented in thousands.

The dilutive effect of outstanding options and restricted stock units is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation required by SFAS No. 123(R).

The following table presents options to purchase ordinary shares, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Non-qualified share options
Number of options to purchase ordinary shares (in thousands)	1,200	—	1,200	—
Weighted-average exercise price	$15	$—	$15	$—
Average common stock price	$15	$—	$15	$—

Restricted share units
Number of restricted share units (in thousands)	141	—	141	—
Weighted-average exercise price	$15	$—	$15	$—
Average common stock price	$15	$—	$15	$—

7. SHARE-BASED COMPENSATION

As of November 1, 2005, we adopted the provisions of SFAS No. 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”).

Share-Based Compensation for Newly Issued Verigy Options

Following our registration statement on Form S-1 effective date, June 12, 2006, certain of our employees and directors were granted non-qualified share options and restricted share units.  For the newly issued Verigy options, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R) using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three and nine month periods ended July 31, 2006 has been reduced for estimated forfeitures.  Verigy expenses restricted share units based on fair market value of the shares at the date of grant over the period which the restrictions lapse.

Share-Based Payment Award Activity Related to Verigy Options

The following table summarizes equity share-based payment award activity for the nine months ended July 31, 2006:

	Shares	Weighted Average Exercise Price
	(in thousands)

Outstanding as of October 31, 2005	—	—
Granted	1,202	$15
Exercised	—	—
Cancellations	(2)	$15
Outstanding as of July 31, 2006	1,200	$15

The following table summarizes information about all options to purchase shares of Verigy ordinary shares outstanding at July 31, 2006:

		Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$ 0 – 15	1,197	6.9 years	$15	$23
$15.01 – 20	3	7.0 years	$16	—
	1,200	6.9 years	$15	$23

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $14.95 at July 31, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of July 31, 2006, none of the Verigy options were exercisable.  Pursuant to the vesting schedule for the director and employee options granted to date by Verigy, the first vesting date for any grant is January 8, 2007.

Impact of the Adoption of SFAS No. 123 (R) Related to Newly Issued Verigy Options

The impact on our results for share-based compensation for Verigy options for the three and nine month periods ended July 31, 2006 was as follows:

	Three Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2006	2006
	(in millions, except per share data)

Cost of products and services	$0.1	$0.1
Research and development	0.1	0.1
Selling, general and administrative	0.4	0.4
Total share-based compensation expense	$0.6	$0.6

Impact of share-based compensation expense related to Verigy options on our net income (loss) per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

For the three months ended July 31, 2006, we did not capitalize any share-based compensation within inventory.  For the nine months ended July 31, 2006, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of awards related to Verigy options, as determined under SFAS No. 123 (R), granted during the three and nine month periods ended July 31, 2006 was $7.28 and $7.28 per share, respectively.  For the three and nine months ended July 31, 2006, the tax benefit realized from exercised stock options and similar awards was insignificant. As of July 31, 2006, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures was approximately $10.9 million.

Valuation Assumptions for Verigy Options

The fair value of options granted was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006

Risk-free interest rate for options	5.0%	5.0%
Risk-free interest rate for the ESPP	5.0%	5.0%
Dividend yield	0%	0%
Volatility for options	55.9%	55.9%
Volatility for the ESPP	38.7%	38.7%

Expected option life	4.10 years	4.10 years
Expected life for the ESPP	6 months	6 months

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the Company’s underlying stock.  Because we did not have historical data, we used data from peer companies to determine our assumptions for the expected option life and the volatility of our stock price.  For the risk-free interest rate, we used the rate of return on US Treasury Strips as of June 12, 2006 with maturities commensurate with expected option life assumptions.

Share-Based Compensation for Agilent Options Held by Verigy Employees

Share-based compensation. Prior to our separation from Agilent, our employees participated in Agilent’s stock-based compensation plans. Until November 1, 2005, we accounted for stock-based awards, based on Agilent’s stock, using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under the intrinsic value method, we recorded compensation expense related to stock options in our condensed combined and consolidated statements of operations when the exercise price of our employee stock-based award was less than the market price of the underlying Agilent stock on the date of the grant. We had no stock option expenses where the exercise price was less than the market price on the date of the grant in any of the periods presented.

Share-Based Payment Award Activity Related to Agilent Options Held by Verigy Employees

The following table summarizes equity share-based payment award activity for the nine months ended July 31, 2006:

	Shares	Weighted Average Exercise Price
	(in thousands)

Outstanding as of October 31, 2005	4,498	$28
Granted	584	$34
Exercised	(1,063)	$25
Cancellations	(233)	$28
Net Transfer Outs - Agilent employees	(1,010)	$29
Outstanding as of July 31, 2006	2,776	$30

The following table summarizes information about all options to purchase shares of Agilent common stock outstanding at July 31, 2006:

		Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)	(in thousands)			(in thousands)
$ 0 – 15	58	6.1 years	$13	$888	40	6.1 years	$13	$610
$15.01 – 25	747	7.6 years	$20	$6,006	231	6.9 years	$19	$2,079
$25.01 – 30	596	5.0 years	$27	$801	570	4.8 years	$27	$729
$30.01 – 40	1,142	7.4 years	$34	—	399	4.8 years	$35	—
$40.01 – 50	157	2.7 years	$44	—	157	2.7 years	$44	—
$50 and over	76	3.4 years	$71	—	75	3.4 years	$71	—
	2,776	6.5 years	$30	$7,695	1,472	4.9 years	$32	$3,418

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Agilent’s closing stock price of $28.44 at July 31, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The total number of in-the-money awards exercisable as of July 31, 2006 was approximately 0.8 million. The aggregate intrinsic value of awards exercised during the three and nine months ended July 31, 2006 was $0.3 million and $16.3 million, respectively.

Impact of the Adoption of SFAS No. 123 (R) Related to Agilent Options Held by Verigy Employees

Agilent adopted SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005. Accordingly, during the nine months ended July 31, 2006, we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28. For share-based awards granted after November 1, 2005, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R). For these awards we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three and nine months ended July 31, 2006 has been reduced for estimated forfeitures.

We recorded the distribution of share-based compensation expenses for Agilent options as an increase in Agilent’s invested equity in Verigy.

The calculations are based on Agilent stock options held by our employees and Agilent’s assumptions. At the distribution date, employees will have a period of 3 months in which to exercise their vested Agilent options. To the extent that our employees’ Agilent options are unvested as of the distribution date, Verigy will replace the Agilent options with new Verigy options using a conversion ratio determined at the distribution date. The ratio will be based upon the average of the high and low of the stock price of Agilent common stock on the trading day before the distribution date compared to the average of the high and low share price of our ordinary shares on the distribution date. After the separation, our option program and practices may, or may not, be similar to Agilent’s. As a result of these changes, the expense associated with future options may be substantially different than the historical data.

The impact on our results for share-based compensation for Agilent options for the three and nine months ended July 31, 2006 was as follows:

	Three Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2006	2006
	(in millions, except per share data)

Cost of products and services	$0.3	$1.5
Research and development	0.1	1.0
Selling, general and administrative	0.7	5.1
Total share-based compensation expense	$1.1	$7.6

Impact of share-based compensation expense related to Agilent options on our net income (loss) per share:
Basic	$(0.02)	$(0.15)
Diluted	$(0.02)	$(0.15)

For the three and nine months ended July 31, 2006, our share-based compensation capitalized within inventory was insignificant.

For the three months ended July 31, 2006, there were no Agilent option grants for Verigy employees. The weighted average grant date fair value of awards related to Agilent options, as determined under SFAS No. 123 (R), granted during the nine months ended July 31, 2006, was $10.38 per share.  For the three and nine months ended July 31, 2006, the tax benefit realized from exercised stock options and similar awards was insignificant. As of July 31, 2006, the total unrecorded deferred share-based compensation balance for unvested shares, net of expected forfeitures was insignificant.

Valuation Assumptions for Agilent Options Held by Verigy Employees

The fair value of options granted was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

Risk-free interest rate for options	5.0%	3.9%	4.3%	3.5%
Risk-free interest rate for the ESPP	5.0%	3.3%	4.5%	2.4%
Dividend yield	0%	0%	0%	0%
Volatility for options	31%	31%	29%	39%
Volatility for the ESPP	26%	26%	29%	37%
Expected option life	4.25 years	4 years	4.25 years	4 years
Expected life for the ESPP	6 months	6 months – 1.5 years	6 months – 1 year	6 months – 2 years

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock.  Beginning November 1, 2005, the expected stock price volatility assumption was determined using the implied volatility for Agilent’s stock. Prior to the adoption of SFAS No. 123 (R), a combination of historical and implied volatility was used in deriving our expected volatility assumption. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a combined method of determining volatility.

Pro forma information.  Pro forma net income (loss) information, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) has been determined as if we had accounted for the employee stock options we granted, including shares issuable to our employees under the Agilent Employee Stock Purchase Plan, and the Option Exchange Program, under SFAS No. 123’s fair value method.

The pro forma information for the three and nine months ended July 31, 2005 was as follows:

	Three Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2005	2005
	(in millions, except per share data)

Net loss as reported	$(22)	$(104)
SFAS No. 123 based compensation	(4)	(14)
Tax benefit	—	1
Net loss – pro forma	$(26)	$(117)

Net loss per share, basic and diluted:
As reported	$(0.44)	$(2.08)
Pro forma	$(0.52)	$(2.34)

8. INVENTORY

	July 31, 2006	October 31, 2005
	(in millions)
Finished goods	$41	$33
Work in progress	6	9
Raw materials	32	68
Total inventory	$79	$110

Finished goods inventory includes demonstration products of $18 million as of July 31, 2006, and $20 million as of October 31, 2005. Effective June 1, 2006, we sold approximately $19 million of raw material inventory to Flextronics for approximately net book value.  See Note 18 “Flextronics” for further details.

9. OTHER CURRENT ASSETS

	July 31, 2006	October 31, 2005
	(in millions)
Prepaid taxes	$3	$8
Other prepayments	4	2
Sundry receivables	25	—
Other	4	4
Total other current assets	$36	$14

The sundry receivables balance as of July 31, 2006, is primarily composed of sundry receivables from the sale of approximately $19 million of raw material inventory and approximately $2 million of machinery and equipment to Flextronics effective June 1, 2006. See Note 18 “Flextronics” for further details.

10. PROPERTY, PLANT AND EQUIPMENT, NET

	July 31, 2006	October 31, 2005
	(in millions)
Buildings and leasehold improvements	$3	$1
Software	21	4
Machinery and equipment	43	55
Total property, plant and equipment	67	60

Accumulated depreciation and amortization	(31)	(42)
Total property, plant and equipment, net	$36	$18

The significant increase in capitalized software during the nine months ended July 31, 2006, is primarily related to the implementation of our new enterprise resource planning system.

11. OTHER LONG TERM ASSETS

	July 31, 2006	October 31, 2005
	(in millions)
Deferred tax assets	$31	$8
Pension assets	—	3
Prepaid taxes	—	2
Investments	4	3
Other	15	10
Total other long term assets	$50	$26

Our investments consist of investments in private companies accounted for using the cost method as we have no significant influence over the investee. All of our investments are subject to periodic impairment review, which requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. Charges related to other than temporary impairments were $0.3 million in fiscal 2005. This impairment charge was included in other income (expense), net in the combined statements of operations. No impairment charges were recorded in the other periods presented.

Upon our separation from Agilent, we did not retain any pre-separation deferred tax assets or liabilities. The $31 million deferred tax assets as of July 31, 2006, pertains solely to temporary differences between the book and tax basis of the net assets which were acquired upon our separation.

Information about our pension plans and associated assets are presented in Note 15, “Retirement and Post-Retirement Pension Plans”.

12. GOODWILL AND PURCHASED INTANGIBLE ASSETS

A summary of our goodwill activity for the nine months ended July 31, 2006 and 2005 is shown in the table below:

	Nine Months Ended July 31,
	2006	2005
	(in millions)

Beginning balance at November 1	$17	$18
Currency translation adjustment	1	(1)
Ending balance at July 31	$18	$17

13. GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity for the nine months ended July 31, 2006 and 2005 is shown in the table below:

	Nine Months Ended July 31,
	2006	2005
	(in millions)
Beginning balance at November 1,	$6	$7
Accruals for warranties issued during the period	8	5
Accruals related to pre-existing warranties (including changes in estimates)	(1)	(1)
Settlements made during the period	(7)	(6)
Ending balance at July 31,	$6	$5

In our condensed combined and consolidated balance sheets, standard warranty accrual is presented in other accrued liabilities.

   Extended Warranty

A summary of our extended warranty deferred revenue activity for the nine months ended July 31, 2006 and 2005 is shown in the table below:

	Nine Months Ended July 31,
	2006	2005
	(in millions)
Beginning balance at November 1,	$13	$13
Recognition of revenue	(5)	(4)
Deferral of revenue for new contracts	9	3
Ending balance at July 31,	$17	$12

In our condensed combined and consolidated balance sheets, current deferred revenue is presented separately and long-term deferred revenue is included in long-term liabilities.

Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

Under the separation agreements we entered into with Agilent, we have agreed to indemnify Agilent in connection with our activities conducted prior to and following our separation from Agilent in connection with our business and the liabilities that Verigy specifically assumed under the agreements. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters.

14. RESTRUCTURING AND ASSET IMPAIRMENT

Agilent’s Plans

Agilent launched a new restructuring program in 2005 to align its workforce with its smaller organization size after the announced sale of its semiconductor products business, completed on December 1, 2005, and its announced intention to spin Verigy off. Since October 2005, we have, reduced our workforce by approximately 200 people to approximately 1,450 employees as of July 31, 2006, primarily through attrition and involuntary terminations.

Summary information for the Agilent’s 2005 Plan

A summary of Agilent’s 2005 Plan restructuring activity during 2006 is shown in the table below:

	Workforce Reduction	Asset Impairment and Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2005	$1	$—	$1
Total charges including amount allocated by Agilent	14	3	17
Less allocated and paid by Agilent	(3)	(3)	(6)
Less cash payments	(9)	—	(9)
Balance at April 30, 2006	3	—	3
Total restructuring charges allocated by Agilent	3	—	3
Less restructuring liabilities retained by Agilent	(6)	—	(6)
Balance at July 31, 2006	$—	$—	$—

We had no accrued restructuring liability as of July 31, 2006, compared to $1 million liability as of October 31, 2005 related to the Agilent 2005 Restructuring Plan.  In accordance with the separation agreements with Agilent, Agilent will retain and pay for all restructuring liabilities associated with the 2005 restructuring plan.

A summary of the statement of operations impact of the charges resulting from all restructuring plans for the three and nine months ended July 31, 2006 and 2005, is shown below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)		(in millions)

Restructuring charges (included in cost of sales)	$2	$—	$5	$—
Restructuring charges (included in operating expenses)	2	1	16	1
Total restructuring charges	$4	$1	$21	$1

The restructuring costs allocated to us by Agilent and included in the table above are shown separately below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)		(in millions)

Restructuring charges (included in cost of sales)	$1	$—	$1	$—
Restructuring charges (included in operating expenses)	2	—	9	—
Total restructuring charges	$3	$—	$10	$—

Summary of Flextronics-related restructuring charges

	Workforce Reduction	Asset Impairment and Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2005	$—	$—	$—
Total restructuring charges during the quarter	0.7	—	0.7
Less cash payments	(0.7)	—	(0.7)
Balance at July 31, 2006	$—	$—	$—

In connection with the transfer of our manufacturing activities to Flextronics, we have transferred approximately 85 employees to Flextronics, and Flextronics has assumed certain pension and other employee liabilities associated with these employees. We will be responsible for any liabilities associated with known future severance payments for the transferred employees and will benefit from the future services of these employees as they will be working exclusively on our products.  On June 1, 2006, Agilent paid into a trust account approximately $3 million, on our behalf, for the severance payments associated with the transferred employees. On July 14, 2006, we reimbursed Agilent for all these payments, in accordance with the master separation and distribution agreement.  In addition, an additional payment of approximately $2 million will be paid by us in the future associated with these transferred employees. We will defer these costs and recognize them ratably over the employees’ period of service until the date of the employees’ termination from Flextronics. For the three months ended July 31, 2006, we recorded approximately $0.7 million of such charges in cost of products.

15. RETIREMENT AND POST RETIREMENT PENSION PLANS

Costs for All U.S. and Non-U.S. Plans.  The following tables provide the principal components of total retirement-related benefit plans impact on income (loss) of Verigy for the three and nine months ended July 31, 2006:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended July 31,
	2006	2005	2006	2005	2006	2005
	(in millions)

Defined benefit and contribution pension plan costs	$—	$1.3	$1.9	$1.5	$1.9	$2.8
Non-pension post-retirement benefit costs	0.1	0.2	—	—	0.1	0.2
Total retirement-related plans costs	$0.1	$1.5	$1.9	$1.5	$2.0	$3.0

	U.S. Plans		Non-U.S. Plans		Total
	Nine Months Ended July 31,
	2006	2005	2006	2005	2006	2005
	(in millions)

Defined benefit and contribution pension plan costs	$1.0	$3.8	$4.0	$4.5	$5.0	$8.3
Non-pension post-retirement benefit costs	0.1	0.7	—	—	0.1	0.7
Total retirement-related plans costs	$1.1	$4.5	$4.0	$4.5	$5.1	$9.0

Retirement and Post – retirement Health Care Benefits for U.S Employees

Prior to the separation date, June 1, 2006, the former U.S. Agilent employees newly employed by Verigy benefited from Agilent 401(k) matching contributions.  These amounts were reflected in the respective costs of sales, research and development, and selling, general and administrative in the accompanying condensed combined and consolidated statement of operations.  Agilent allocated the 401(k) matching amounts to Verigy on a headcount basis.

Effective June 1, 2006, Verigy established a new defined contribution benefit plan (“Verigy 401(k) plan”) for its U.S employees.  Verigy’s 401(k) plan provides matching contribution of up to 4% of eligible compensation.  Eligible compensation consists of base and variable pay.  In addition, we also adopted the profit sharing plan for our U.S. employees, whereby the Company will make a maximum 2% contribution to the employee’s 401(k) plan if certain annual financial targets are achieved.  A small number of our U.S.

employees meeting certain age and service requirements will also receive an additional 2% profit sharing contribution to their 401(k) accounts if certain annual financial targets are achieved.

For the three and nine months ended July 31, 2006, the Company’s 401(k) matching expenses for our US employees were $0.3 million and $0.6 million, respectively.  For the three and nine months ended July 31, 2005, matching contribution expenses were $0.1 million and $0.3 million, respectively.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan.  At the date of separation, Verigy’s responsibility for the retiree medical benefit obligation was approximately $3.1 million.  We are ratably recognizing this obligation over a period of 12 years, the estimated average working lifetime of these employees.  For the three months ended July 31, 2006, the expense amount recognized under the RMA plan was $0.1 million.

In connection with our separation from Agilent, Agilent has transferred to us the liabilities for the defined benefit plans for our employees located in Germany, Taiwan, Korea, France and Italy.  As of June 1, 2006, Agilent funded these newly established defined benefit plans at 80% of the accumulated benefit obligation based on an actuarial estimate which was performed as of the separation date. The final transfer, in order to fund the retirement plans up to 100% of the accumulated benefit obligation, will occur as soon as the actuarial valuation is completed and agreed to between both Verigy and Agilent as soon as practicable after the distribution date.

Non-U.S. Defined Benefit.  For the three and nine months ended July 31, 2006 and 2005, the net pension costs related to our employees participating in our non-U.S. defined benefit plans transferred from Agilent were comprised of:

	Non U.S. Plans
	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)

Service cost — benefits earned during the year	$1.5	$0.7	$3.1	$2.1
Interest cost on benefit obligation	0.6	0.6	1.7	1.8
Expected return on plan assets	(0.3)	(0.6)	(1.5)	(1.8)
Amortization and deferrals:
Actuarial loss	0.1	0.2	0.7	0.6
Net transition obligation	—	—	—	—
Total net plan costs	$1.9	$0.9	$4.0	$2.7

For the three and nine months ended July 31, 2006, we did not make any contributions to our defined benefit plans. Since Agilent will be funding the transferred defined benefit plans at the accumulated benefit obligation level, we do not expect to make any additional contributions during the remainder of fiscal 2006.

As of July 31, 2006, due to the separation of our business and due to the workforce reductions that were undertaken during the fiscal year, we recorded curtailments and settlements as required by SFAS No. 88.  The impact to the U.S. Plans and the U.S. Post Retirement Benefit Plan was a curtailment gain of $8 million and $2 million, respectively.  In addition, due the transfer of approximately 85 employees to Flextronics, we incurred a net curtailment and settlement loss of approximately $0.2 million in the Germany Plans.

16. SEPARATION COSTS

The following table presents the components of separation costs for the three and nine months ended July 31, 2006 and 2005, respectively.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)

Separation costs (included in cost of sales)	$4	$—	$8	$—
Separation costs (included in operating expenses)	27	—	62	—
Total of separation costs	$31	$—	$70	$—
Net curtailment and settlement gains (included in cost of sales)	(4)	—	(4)	—
Net curtailment and settlement gains (included operating expenses)	(6)	—	(6)	—
Net separation costs	$21	$—	$60	$—

In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.  These expenses totaled $31 million in the three months ended July 31, 2006, compared to no such expenses during the comparable period in fiscal 2005. Approximately $4 million of these separation costs were recorded in costs of sales and $27 million were recorded in our operating expenses.  Also, in the three months ended July 31, 2006, we realized a net curtailment and settlement gain of approximately $10 million, $4 million of which was recorded in cost of sales and $6 million in our operating expenses. These net gains, which pertained to Agilent’s U.S. Retirement Plans and Agilent’s Post Retirement Benefit Plan, resulted due to the separation of our business from Agilent and the significant workforce reductions we incurred during fiscal 2006.  These net curtailment and settlement gains were recorded by Agilent in accordance with SFAS No. 88 and were pushed down to our business.

For the nine months ended July 31, 2006, we incurred $70 million in separation costs, of which approximately $8 million was recorded in costs of sales, compared to no such expenses in the comparable period in fiscal 2005.  These expenses were partially offset by a net curtailment and settlement gain of approximately $10 million which pertained to Agilent’s U.S. Retirement Plans and Agilent’s Post Retirement Benefit Plan and were recorded in the third quarter of fiscal 2006.

All separation-related costs which were incurred as of the separation date, approximately $22 million, remained as Agilent liabilities, and all separation-related costs incurred after the separation date are our liabilities.

17. OTHER ACCRUED LIABILITIES AND LONG TERM LIABILITIES

Other accrued liabilities at July 31, 2006 and October 31, 2005, were as follows:

	July 31, 2006	October 31, 2005
	(in millions)
Supplier liabilities	$5	$13
Accrued warranty costs	6	6
Other	3	4
Total other accrued liabilities	$14	$23

Supplier liabilities reflect the amount by which our committed inventory purchases from our suppliers exceeds our forecasted production needs.  The decrease in supplier liabilities from October 31, 2005 to July 31, 2006 is primarily due to our product portfolio being comprised of new generation products, and thus, less exposure for materials already purchased by suppliers for certain specific products and product components. See Note 13, “Guarantees” for additional information regarding warranty accruals.  Per the master separation agreement, Agilent retained all separation-related costs which were accrued as of June 1, 2006.

Long-term liabilities at July 31, 2006 and October 31, 2005, were as follows:

	July 31, 2006	October 31, 2005
	(in millions)
Long-term extended warranty and deferred revenue	$14	$10
Retirement plan accruals	15	4
Other	4	1
Total long-term liabilities	$33	$15

See Note 15, “Retirement and Post Retirement Pension Plans” for additional information regarding retirement plan accruals.

18. FLEXTRONICS

In March 2006, we selected Flextronics Telecom Services Ltd. (“Flextronics”) as our primary contract manufacturer and signed several asset purchase agreements with them in connection with the transfer of our manufacturing activities to Flextronics as well as a global manufacturing services agreement.  All of these agreements were entered into with Agilent, but upon the separation date, Verigy assumed all of Agilent’s rights and obligations under these agreements. Our agreements with Flextronics will expire in March 2010 although it may be automatically extended for subsequent terms of one year, absent nine-month notice of an intention to terminate the agreement from us or Flextronics. The agreements may also be terminated by us or Flextronics for other customary reasons, including if the other party becomes subject to bankruptcy proceedings or materially breaches the agreement. In addition, generally, we may terminate the agreements if Flextronics fails to make a delivery on more than 15% of our placed orders in any three-month period. We are not obligated to use Flextronics exclusively to manufacture our products, nor is Flextronics obligated to manufacture test equipment exclusively for us. However, the agreement does require our consent for Flextronics to sell any of our products to unaffiliated third parties.

Effective June 1, 2006, we sold to Flextronics approximately $19 million of inventory and approximately $2 million of machinery and equipment for approximately net book value.  In addition, we will pay Flextronics $1.5 million for transition-related services, which we will recognize as an expense ratably over the manufacturing contract period of approximately 4 years. Also, in connection with these agreements, Flextronics will pay us $3 million of additional consideration that we will defer and recognize ratably over the manufacturing contract period.

See Note 14 “Restructuring and Asset Impairment” for information pertaining to the transfer of approximately 85 employees to Flextronics.

19. COMMITMENTS

Operating Lease Commitments: We lease certain real and personal property from unrelated third parties under non-cancelable operating leases. Future minimum lease payments under leases as of July 31, 2006, were as follow:

Fiscal Year	Amount
(in millions)
2006	$4.2
2007	11.0
2008	9.7
2009	8.8
2010	9.2
Thereafter	38.2
Total	$81.1

Rent expense was $1.3 million and $0.5 million for the three months ended July 31, 2006 and 2005, respectively.  Rent expense was $2.4 million and $1.4 for the nine months ended July 31, 2006 and 2005, respectively.

We will release Agilent by October 31, 2007 from specified guarantees or other security obligations that Agilent has entered into or will enter into on our behalf.  These guarantees and security arrangements relate to real property lease deposits and guarantees, security for company credit card programs and other credit arrangements and required deposits with governmental trade and tax agencies.   Since Agilent will have no obligation to maintain any such guarantees or other security obligations on our behalf following October 31, 2007, we will be liable for these deposits and guarantees that are currently estimated to be approximately $13 million in aggregate.

20. CONTINGENCIES

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters that arise in the ordinary course of business. There are no such matters pending that we expect to be material in relation to our business, combined and consolidated financial condition, and results of operations or cash flows.

21. SEGMENT & GEOGRAPHIC INFORMATION

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)		(in millions)

Net revenue from products
SOC/SIP/High-Speed Memory	$118	$74	$350	$179
Memory	63	19	132	45
Net revenue from products	181	93	482	224
Net revenue from services	33	25	94	73
Total net revenue	$214	$118	$576	$297

Major customers

For both of the three months ended July 31, 2006, and July 31, 2005, one customer accounted for 10% or more of our net revenue.  No single customer accounted for more than 10% of our net revenue for the nine months ended July 31, 2006 or the nine months ended July 31, 2005.

Geographic Net Revenue Information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)		(in millions)

United States	$67	$22	$174	$72
Singapore	111	44	282	107
Japan	18	35	57	67
Rest of the World	18	17	63	51
Total net revenue	$214	$118	$576	$297

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Long-Lived Assets Information:

	July 31, 2006	October 31, 2005
	(in millions)
United States	$28	$8
Germany	4	4
Singapore	18	—
Japan	1	16
Rest of the World	3	7
Total long-lived assets	$54	$35

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditures in research and development, contracts, our future effective tax rate, new product introductions, product pricing, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, our expectations regarding our transition to a stand-alone company, the potential impact of our adopting new accounting pronouncements, our potential future financial results, revenue generated from international sales, the impact of our enterprise resource planning systems implementation, the impact of our variable cost structure, our obligations under and assumptions about our retirement and post-retirement benefit plans, our lease payment obligations and expected savings from our restructuring programs that involve risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed under “Risk Factors” and elsewhere in this report.

Overview

Basis of Presentation and Separation from Agilent

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future condensed combined and consolidated financial position, results of operations or cash flows. Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Prior to June 1, 2006, we operated as part of Agilent, and not as a stand-alone company. Therefore, since Verigy had no separate existence prior to June 1, 2006, there were no financial statements prepared prior to June 1 2006. The accompanying condensed combined and consolidated financial statements have been derived in accordance with accounting principles generally accepted in the United State (“U.S.”). Financial statements prior to June 1 2006 were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy and differ from Agilent’s “STS” segment disclosures under SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.” The most significant differences between Agilent’s presentation of Verigy’s assets and the presentation in this Form 10-Q relate to deferred tax assets, goodwill, other intangibles and other assets since Agilent discloses Verigy’s assets through its management approach under SFAS 131.

Verigy and Agilent entered into a master separation and distribution agreement prior to the completion of our initial public offering that contains the key provisions relating to the separation, initial public offering and the distribution, which is currently intended to occur by the end of fiscal year 2006.  The master separation and distribution agreement describes generally the agreements and other documents that were delivered on the separation date, including the ancillary agreements.  These ancillary agreements include the general assignment and assumption agreement, the tax sharing agreement, the employee matters agreement, the intellectual property matters agreement, the manufacturing trademark license agreement and the transition services agreement.

Agilent has historically used a centralized approach to cash management and financing of its operations. As such, none of the cash, cash equivalents or debt at the Agilent corporate level are reflected in our condensed combined and consolidated financial statements prior to June 1, 2006. Effective June 2, 2006, we entered into a $25 million short-term revolving credit facility with Agilent to allow us to fund our operations prior to the closing of our initial public offering. We have since repaid Agilent the amounts owed under this facility out of the net proceeds from our initial public offering. On June 1, 2006, Agilent paid approximately $7 million, on our behalf, related to future severance, pension and flexible time off liabilities associated with employees transferred to Flextronics under the various Flextronics asset purchase agreements described elsewhere in this Form 10-Q. We reimbursed Agilent for these payments on July 14, 2006. We will also pay approximately $1 million for pension and flexible time off liabilities for employees transferred to Flextronics in the fourth quarter of fiscal 2006 and an additional payment of approximately $2 million for severance payments in the future.  For the nine months ended July 31, 2006, our business generated cash from operations of $49 million while our business required a net investment of $95 million from Agilent for the nine months ended July 31, 2005 because our cash from operations was not sufficient to cover our operating expenses.

We historically have received substantial management and shared administrative services from Agilent, and we have engaged in certain intercompany transactions with Agilent.  Prior to our separation from Agilent, we relied on Agilent for substantially all of our operational and administrative support. The condensed combined and consolidated financial statements include allocations of certain Agilent corporate expenses, including information technology resources and support; finance, accounting, and auditing services; real estate and facility management services; human resources activities; certain procurement activities; and treasury services, customer contract administration, legal advisory services, and central research services. We also historically benefited from license agreements that Agilent entered into with third parties related to intellectual property.

Management believes the assumptions and allocations underlying the condensed combined and consolidated financial statements are reasonable and appropriate under the circumstances. The expenses and cost allocations have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented.

The amounts recorded for these transactions and allocations are not, however, necessarily representative of the amounts that would have been incurred had we been a separate, stand-alone entity that operated independently of Agilent. Our future results of operations after our separation from Agilent will include costs and expenses for us to operate as a stand-alone company, and, consequently, these costs and expenses may be materially different than our historical results of operations. We expect that we will incur significantly higher expenses such as audit fees, professional fees, and costs to maintain our corporate functions, such as board of directors fees and expenses, internal audit costs, SEC reporting costs and costs to comply with the Sarbanes-Oxley Act and other internal control requirements. Also, as a stand-alone company, we may not be able to negotiate terms as favorable in contracts, such as those for materials, services and intellectual property, as those negotiated in the past by Agilent. Accordingly, the condensed combined and consolidated financial statements for these periods may not be indicative of our future results of operations, financial position or cash flows.

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

More than a decade ago, we introduced the concept of scalable platform architecture for semiconductor testing, and we are continuing to capitalize on the benefits of that strategy today. Our scalable platform architecture provides us with internal operating model efficiencies such as reduced research and development costs, engineering headcount, support requirements and inventory risk.

We sell our products and services directly to a wide range of customers, including integrated device manufacturers, or IDMs, test subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies. We have a broad installed customer base, having sold over 1,300 of our 93000 Series systems and over 2,000 of our Versatest Series systems since inception.

Overview of Results

For the three months ended July 31, 2006, one customers, ChipMOS Technologies Inc., accounted for more than 10% of our net revenue while one customer, Global Testing Corporation, accounted for more than 10% of our net revenue for the three months ended July 31, 2005. No single customer accounted for more than 10% of our net revenue for the nine months ended July 31, 2006 or the nine months ended July 31, 2005.

Net revenue in North America was higher in the three and nine months ended July 31, 2006, compared to the comparable periods in 2005, primarily due to increased sales to key customers for both our SOC/SIP/high-speed memory and memory test systems in the United States. The prior trend away from the North American market was largely due to general weakness in the North American market which began in 2004.  Despite the recent rebound in sales to the North American market, we expect the general trend of increasing sales in the Asia Pacific region to continue as semiconductor manufacturing activities continue to concentrate in that region.

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

In order to enhance our ability to maintain financial strength in a cyclical business environment and as part of our separation from Agilent, we initiated a restructuring plan in 2005, as part of Agilent’s 2005 restructuring plan, which involves reducing our workforce and consolidating facilities. Under the 2005 restructuring plan, we recorded a $21 million charge in the first nine months of fiscal 2006 compared to a $1 million charge during the comparable period in fiscal 2005. We expect to record an additional charge in the range of $2 to $3 million during the fourth quarter of fiscal 2006.  As part of our agreements with Agilent, Agilent will pay for these restructuring costs and expenses. The anticipated reduction in operating expenses associated with these headcount reductions of approximately 300 people and facility consolidations will be offset in part by the addition of approximately 100 people in lower cost locations where we will be continuing operations. Nonetheless, we expect the cumulative effect of these actions to significantly lower our cost of ongoing operations when compared to historical levels.

In addition, in connection with our separation from Agilent, we incurred, and expect to incur, separation costs such as information technology set-up costs, consulting, legal and other professional fees and other spin-off related costs. For the nine months ended July 31, 2006, we incurred $70 million in separation costs, of which approximately $8 million was recorded in costs of sales, compared to no such expenses in the comparable period in fiscal 2005.  These expenses were partially offset by a net curtailment and settlement gain of approximately $10 million, of which $4 million was recorded in cost of sales, which pertained to Agilent’s U.S. Retirement and Post Retirement Benefit Plans and were recorded in the third quarter of fiscal 2006. For the rest of fiscal 2006, we anticipate an additional $14-15 million of such expenses, plus an additional $10 million in capitalized costs relating primarily to new site set ups, as well as leasehold improvement for our new headquarter facilities. All separation-related costs which were incurred as of the separation date remained as Agilent liabilities while separation costs incurred after the separation date will be paid for by Verigy.

Historically, our manufacturing strategy consisted of both a hybrid internal model, which involved a mix of internal and outsourced activities, and an outsourced model which relied solely on an independent contract manufacturing model.  In March 2006, we selected Flextronics Telecom Services Ltd. (“Flextronics”) as our primary contract manufacturer and, beginning in June 2006, we shifted to greater reliance on independent contractors to manufacture both our 93000 Series and Versatest Series platforms, as all of our manufacturing activities are now performed by contract manufacturers. We believe that relying upon independent contract manufacturers will decrease our fixed costs and better position us to respond to changes in the demand for our products. With our selection of Flextronics as our primary independent manufacturing supplier, we are leveraging their worldwide processes, tools, and infrastructure and are expanding our manufacturing in Asia, where Flextronics already has a significant capability for manufacturing complex technologies. As a result of this outsourcing arrangement, we expect to lower our fixed costs by reducing our capital investments in inventory and manufacturing equipment and by reducing the size of our manufacturing work force located in high-cost geographies. In addition, we expect to reduce our material costs by leveraging Flextronics’ supply chain expertise and securing local suppliers. As a result of these actions, we expect to have improved gross margins and a reduced level of inventory when compared to historical levels.

In connection with engaging with Flextronics as our primary contract manufacturer, Agilent, acting on our behalf, signed several asset purchase agreements with Flextronics in connection with the transfer of our manufacturing activities as well as a global manufacturing services agreement.  Upon the separation, Verigy assumed all of Agilent’s rights and obligations under the agreements with Flextronics. Effective June 1, 2006, we sold to Flextronics approximately $19 million of raw material inventory and approximately $2 million of machinery and equipment for approximately net book value.  In addition, we will pay Flextronics $1.5 million for transition-related services, which we will recognize as an expense ratably over the manufacturing contract period of approximately 4 years. Also, in connection with these agreements, Flextronics will pay us $3 million of additional consideration that we will defer and recognize ratably over the manufacturing contract period.

We transferred approximately 85 employees to Flextronics and Flextronics has assumed certain pension and other employee liabilities associated with these employees. We will be responsible for any liabilities associated with known future severance payments for the transferred employees and will benefit from the future services of these employees as they will be working exclusively on our products.  On June 1, 2006, Agilent paid into a trust account approximately $3 million, on our behalf, for the severance payments associated with the transferred employees. On July 14, 2006, we reimbursed Agilent for all these payments, in accordance with the master separation and distribution agreement. In addition, an additional payment of approximately $2 million will be paid by us to Flextronics in the future associated with these transferred employees. We will defer these costs and recognize them ratably over the employees’ period of service until the respective dates of the employees’ termination from Flextronics. For the three months ended July 31, 2006, we recorded $0.7 million of such charges in cost of products.

Verigy also has an obligation to Flextronics of approximately $1 million for employee-related benefit payments which we expect to pay in the fourth quarter of fiscal 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our condensed combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and of actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes the accounting for share-based compensation, under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which we adopted is a critical accounting policy at the beginning of fiscal year 2006. There have been no other significant changes during the nine months ended July 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our registration statement on Form S-1, which was declared effective on June 12, 2006.

Adoption of New Pronouncements

During the first fiscal quarter of 2006, we adopted SFAS No. 123 (R). Refer to Note 7 “Share Based Compensation” of the condensed combined and consolidated financial statements for a description of the pronouncement and the effects on our results of operations and financial position.

Restructuring and Asset Impairment

Agilent launched a new restructuring program in 2005 to align its workforce with its smaller organization size after the announced sale of its semiconductor products business, completed on December 1, 2005, and its announced intention to spin Verigy off. Overall, as a part of this restructuring program since October 31, 2005, we reduced our workforce by approximately 200 people to approximately 1,450 employees as of July 31, 2006, primarily through attrition and involuntary terminations.

See Note 14, “Restructuring and Asset Impairment,” of the condensed combined and consolidated financial statements for a description of the restructuring and asset impairment activity.

Foreign Currency

Our revenue, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. In the past, we experienced some fluctuation within individual lines of the condensed combined and consolidated statement of operations and balance sheet as Agilent’s hedging strategy was not designed to offset the currency movements in each category of revenue, expenses, monetary assets and liabilities.

Prior to our separation from Agilent, gains or losses associated with Agilent’s derivative instrument contracts had been allocated to us. As such, the historical results of our business prior to June 1, 2006 reflected the hedging program in place at Agilent.  Since our separation, we have implemented a hedging strategy that mitigates currency exposures on certain balance sheet positions. We have not yet implemented a hedging program that mitigates our currency exposures on our income statement and are currently evaluating the magnitude and value-at-risk of our net currency exposures. We do not use derivative financial instruments for speculative or trading purposes.

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

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net revenue:
Products	84.6%	78.8%	83.7%	75.4%
Services	15.4	21.2	16.3	24.6
Total net revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	41.1	49.2	42.2	49.5
Cost of services	10.8	18.6	12.5	21.9
Total cost of sales	51.9	67.8	54.7	71.4
Gross margin	48.1	32.2	45.3	28.6
Operating expenses:
Research and development	11.7	20.3	13.0	25.6
Selling, general and administrative	17.2	28.0	19.7	34.0
Restructuring charges	0.9	0.8	2.8	0.3
Separation costs	9.8	—	9.7	—
Total operating expenses	39.6	49.1	45.2	59.9
Income (loss) from operations	8.5	(16.9)	0.1	(31.3)
Other income (expense), net	0.9	—	0.3	—
Loss before income taxes	9.4	(16.9)	0.4	(31.3)
Provision for income taxes	3.3	1.7	2.8	3.7
Net income (loss)	6.1%	(18.6)%	(2.4)%	(35.0)%

Net Revenue

	Three Months Ended July 31,			Nine Months Ended July 31,
	2006	2005	2006 over 2005 Change	2006	2005	2006 over 2005 Change
	($ in million)
Net revenue from products:
SOC/SIP/High-Speed Memory	$118	$74	59.5%	$350	$179	95.5%
Memory Test	63	19	231.6%	132	45	193.3%
Net revenue from products	181	93	94.6%	482	224	115.2%
Net revenue from services	33	25	32.0%	94	73	28.8%
Total net revenue	$214	$118	81.4%	$576	$297	93.9%

Our revenue by geographic region for the three and nine months ended July 31, 2006 and 2005 are as follows:

	Three Months Ended July 31,			Nine Months Ended July 31,
	2006	2005	2006 over 2005 Change	2006	2005	2006 over 2005 Change
	($ in millions)
North America	$67	$23	191.3%	$174	$78	123.1%
As a percent of total net revenue	31.4%	19.4%		30.2%	26.3%

Europe	$14	$12	16.7%	$39	$34	14.7%
As a percent of total net revenue	6.5%	10.2%		6.8%	11.4%

Asia-Pacific, excluding Japan	$115	$48	139.6%	$306	$118	159.3%
As a percent of total net revenue	53.7%	40.7%		53.1%	39.7%

Japan	$18	$35	(48.6)%	$57	$67	(14.9)%
As a percent of total net revenue	8.4%	29.7%		9.9%	22.6%

Total net revenue	$214	$118	81.4%	$576	$297	93.9%

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

Net revenue in the three months ended July 31, 2006, was $214 million, an increase of $96 million, or 81.4%, from the $118 million achieved in the corresponding three months ended July 31, 2005.  Net product revenue in the three months ended July 31, 2006, was $181 million, an increase of $88 million, or 94.6%, from the $93 million achieved in the three months ended July 31, 2005.  These increases were due to a higher volume of sales driven by increased overall demand for both our SOC/SIP/high-speed memory test and flash memory test systems. Sales of our enhanced version of the Versatest V5000 Series platform were particularly strong, more than triple last year’s corresponding quarter, due to increased demand for systems for testing NAND flash memory included in hand-held and other consumer products as well as our penetration into the flash final test market. Our 93000 Series platform also contributed to this increase reflecting our increased penetration in key test markets and customers. For both our product families, we have seen a trend of increasing demand from our IDM customers during the three months ended July 31, 2006, compared to same period in fiscal 2005. Our growing installed base and services associated with our increased product shipments in fiscal 2006 resulted in a 32.0% increase in service revenue, to $33 million, for the three months ended July 31, 2006, compared to $25 million during the comparable period in fiscal 2005.

Net revenue in the nine months ended July 31, 2006, was $576 million, an increase of $279 million, or 93.9%, from the $297 million achieved in the corresponding nine months ended July 31, 2005.  Net product revenue in the nine months ended July 31, 2006, was $482 million, an increase of $258 million, or 115.2%, from the $224 million achieved in the nine months ended July 31, 2005. The increase in net product revenue was primarily a result of a higher volume of sales enabled by increased overall demand for our products. Net product revenue from our SOC/SIP/high-speed memory test systems increased by $171 million, or 95.5%, with most of the sales being of the enhanced version of our 93000 Series platform. Continued customer demand for our 93000 Series platform increased our penetration in a breadth of applications from next generation graphics and wireless gaming to high-end SOC applications and digital consumer applications as well as SOC solutions with RF capabilities. Sales of our memory test systems also contributed to the net product revenue increase, with net product revenue from our memory test systems increasing by $87 million, or 193.3%. Substantially all of these sales were of the enhanced version of our Versatest V5000 Series platform, which was introduced in late fiscal 2004. This demand was primarily a result of strong sales of flash memory devices as a result of greater demand for hand-held consumer products, as well as expansion of our addressable markets into NAND flash and flash final test. Service revenue for the nine months ended July 31, 2006, accounted for $94 million, or 16.3% of net revenue, compared to $73 million, or 24.6% of net revenue for the nine months ended July 31, 2005. The increase in service revenue is attributed to our growing installed base and increased services associated with a strong demand for products at the end of fiscal 2005.

We derive a significant percent of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 68.6% and 80.6% of total net revenue in the three months ended July 31, 2006 and 2005, respectively, while net revenue from customers located outside of North America represented 69.8% and 73.7% of total net revenue in the nine months ended July 31, 2006 and 2005, respectively. Net revenue in North America was higher in the three and nine months ended July 31, 2006, compared to the comparable periods in 2005, primarily due to increased sales to key IDM customers for both our SOC/SIP/high-speed memory and memory test systems in the U.S.. The prior trend away from the North American market was largely due to general weakness in the North American market which began in 2004.  Despite the recent rebound in sales to the North American market, we expect the general trend of increasing sales in the Asia Pacific region to continue as semiconductor manufacturing activities continue to concentrate in that region.

Net revenue from customers located in the Asia-Pacific region (excluding Japan) represented 53.7% and 40.7% of total net revenue in the three months ended July 31, 2006 and 2005, respectively, and 53.1% and 39.7% of total net revenue in the nine months ended July 31, 2006 and 2005, respectively. Net revenue from customers located in Japan represented 8.4% and 29.7% of total net revenue in the three months ended July 31, 2006 and 2005, respectively, and 9.9% and 22.6% of total net revenue in the nine months ended July 31, 2006 and 2005, respectively.  The year-over-year percentage decreases in net revenue from Japan and increases in net revenue from the Asia-Pacific region (excluding Japan) is due to continued outsourcing to contract manufacturers who are located in the Asia-Pacific region (excluding Japan).

Cost of Sales

Cost of Products

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	($ in millions)
Cost of products	$88	$58	$243	$147
As a percent of product revenue	48.6%	62.4%	50.4%	65.6%

Cost of Products.  Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

Cost of products as a percent of net product revenue was 48.6% for the three months ended July 31, 2006, compared to 62.4% for the comparable period in 2005. For the nine months ended July 31, 2006, the decrease in cost of products as a percent of net product revenue was a result of higher revenue, higher margins from both our product lines, less inventory write-offs for discontinued products as well as our continued progress in transforming the operational structure of our cost structure. For the nine months ended July 31, 2006, cost of products as a percent of net product revenue was 50.4%, compared to 65.6% for the comparable period in 2005. This significant decrease was primarily a result of higher revenues, higher margins from both our product lines as well as our continued progress in transforming the operational structure of our cost structure, partially offset by higher inventory write-offs for discontinued products.

Excess and obsolete inventory-related charges in the three months ended July 31, 2006 were $2 million, compared to inventory-related charges of $6 million in the three months ended July 31, 2005. In addition, we sold previously written down inventory for $2 million and $3 million in the three months ended July 31, 2006 and 2005, respectively. The sales of previously written down inventory reduced cost of products as a percentage of product revenue by approximately 0.5 and 1.8 percentage points for the three months ended July 31, 2006 and 2005, respectively.  Our cost of products also included $1.8 million of restructuring charges in the three months ended July 31, 2006 compared to no such charges for the three months ended July 31, 2005.  Separation costs, net of curtailment and settlement gains, were insignificant for the three months ended July 31, 2006, compared to no separation charges for the three months ended July 31, 2005.  Also, our cost of products included $0.3 million of SFAS 123R share-based compensation expense in the three months ended July 31, 2006, compared to no such charges for the three months ended July 31, 2005.

Excess and obsolete inventory-related charges in the nine months ended July 31, 2006 were $16 million compared to inventory-related charges of $11 million in the nine months ended July 31, 2005. In addition, we sold previously written down inventory for $9 million and $6 million in the nine months ended July 31, 2006 and 2005, respectively. The sales of previously written down inventory reduced cost of products as a percentage of product revenue by approximately 1.0 and 2.1 percentage points for the nine months ended July 31, 2006 and 2005, respectively. Our cost of products also included approximately $5.1 million of restructuring charges in the nine months ended July 31, 2006, compared to no such charges in the same period of fiscal 2005.  Separation costs, net of curtailment and settlement gains, were insignificant for the nine months ended July 31, 2006, compared to no such charges for the nine months ended July 31, 2005.  Also approximately $1.5 million of SFAS 123R share-based compensation expense in the nine months ended July 31, 2006, compared to no such charges for the nine months ended

July 31, 2005. As of July 31, 2006, we held inventory that was previously written down by $30 million and is primarily composed of component raw material. We continue to dispose of the remaining inventory on a recurring basis.

Our cost of products in absolute dollars is expected to increase or decrease with revenue. As a percent of net product revenue, these costs will vary depending on a variety of factors, including the mix of system configurations in a particular period, competitive and other pressures on pricing and our ability to manage inventory levels and our commitment to suppliers to avoid excess and obsolete inventory charges.  In order to mitigate against inventory-related risks and to manage our costs through the cyclicality of the semiconductor industry, we are streamlining our cost structure further by reducing our fixed costs and adding more flexibility to our manufacturing model through the outsourcing of the majority of our manufacturing. We believe our efforts will provide us with the flexibility to respond more rapidly to changes in industry conditions and to better capitalize on market opportunities during market upturns, and will provide us with more consistent cost of products.

Cost of Services

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	($ in millions)
Cost of services	$23	$22	$72	$65
As a percent of services revenue	69.7%	88.0%	76.6%	89.0%

Cost of Services.  Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

The increase in cost of services in dollars in the three months ended July 31, 2006, compared to the three months ended July 31, 2005, reflects the increase in professional services revenue generated from higher product shipments. Cost of services as a percent of service revenue was 69.7% for the three months ended July 31, 2006, compared to 88.0% for the three months ended July 31, 2005. The improvement in cost of services margin reflects better utilization of service personnel as our installed base increased as well as the benefit of the improved reliability and quality of our current product offering.  Our cost of services also included $0.4 million of restructuring charges in the three months ended July 31, 2006, compared no such charges for the three months ended July 31, 2005 and $0.1 million of SFAS 123R share-based compensation expense in the three months ended July 31, 2006, compared to no such charges for the three months ended July 31, 2005.

The increase in cost of services in dollars in the nine months ended July 31, 2006, compared to the nine months ended July 31, 2005, was primarily due to higher service revenue being generated from product shipments. Cost of services as a percent of service revenue was 76.6% for the nine months ended July 31, 2006, compared to 89.0% for the nine months ended July 31, 2005. The improvement in the cost of services margin reflects better utilization of service personnel as our installed base increased as well as the benefit of the improved reliability and quality of our current product offering. Our cost of services also included approximately $0.4 million of restructuring charges in the nine months ended July 31, 2006, compared to no such charges in the same period of fiscal 2005 and approximately $0.1 million of SFAS 123R share-based compensation expense in the nine months ended July 31, 2006, compared to no such charges for the nine months ended July 31, 2005. Our cost of services for periods after November 1, 2005 have also been impacted by stock option expensing under SFAS 123R.

As a percent of service revenue, cost of services will vary depending on a variety of factors, including our ability to weather price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide. Also, lower costs of service driven by improvements in product quality were more than offset by investments we made in application development resources through the downturn in order to capitalize on future upturns.

Operating Expenses

Research and Development Expenses

	Three Months Ended July 31,			Nine Months Ended July 31,
	2006	2005	2006 over 2005 Change	2006	2005	2006 over 2005 Change
	($ in millions)
Research and development	$25	$24	4.2%	$75	$76	(1.3)%
As a percent of net revenue	11.7%	20.3%		13.0%	25.6%

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

Research and development expenses were up slightly in absolute dollars due to higher performance-based variable pay expenses, higher ASIC (Application Specific Integrated Circuit) mask development costs and continued investment in new technologies. R&D expense as a percent of revenue decreased significantly due to the increase in revenue in the quarter ended July 31, 2006. R&D expenses also included approximately $0.2 million of share-based compensation expense for the three months ended July 31, 2006, compared to no such expenses for the three months ended July 31, 2005. Our research and development expenses have historically varied only modestly in absolute dollars but have varied more significantly as a percent of revenue.

Research and development expense declined slightly in absolute dollars in the nine months ended July 31, 2006, compared to the nine months ended July 31, 2005, primarily due to lower allocated cost from Agilent partially offset by higher performance-based variable pay expenses.  R&D expenses decreased significantly as a percent of revenue in the nine months ended July 31, 2006, compared to the same period of fiscal 2005 primarily due to the increase in revenue despite higher performance-based variable pay expenses and $1.1 million of share-based compensation expense. We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, our research and development expenses have varied only modestly in dollars but vary more significantly as a percent of revenue.

Selling, General and Administrative Expenses

	Three Months Ended July 31,			Nine Months Ended July 31,
	2006	2005	2006 over 2005 Change	2006	2005	2006 over 2005 Change
	($ in millions)
Selling, general and administrative	$37	$33	12.1%	$114	$101	12.9%
As a percent of net revenue	17.2%	28.0%		19.7%	34.0%

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

Selling, general and administrative expenses increased 12.1% to $37 million for the three months ended July 31, 2006, up from $33 million in the three months ended July 31, 2005. This increase was primarily a result of higher performance-based variable pay expenses, higher commission costs on increased sales, salary increases and share-based compensation expenses that are now being recorded in accordance with SFAS 123R. These increases were partially offset by cost savings from less IT and infrastructure costs. Also, in the third quarter of fiscal 2005, we had a mandatory 1-week shut-down to reduce expenses. SG&A expenses included approximately $1.1 million of share-based compensation expenses in the three months ended July 31, 2006, compared to no such expenses for the three months ended July 31, 2005.

Selling, general and administrative expenses increased 12.9% to $114 million for the nine months ended July 31, 2006, up from $101 million in the nine months ended July 31, 2005. This increase was a result of higher performance-based variable pay expenses, higher commission costs on increased sales, salary increases and share-based compensation expenses that are now being recorded in accordance with SFAS 123R. These increases were partially offset by cost savings from lower IT and infrastructure costs. Also, in the third quarter of fiscal 2005, we had a mandatory 1-week shut-down to reduce expenses. SG&A expenses included approximately $5.5 million of share-based compensation expenses in the nine months ended July 31, 2006, compared to no such expenses for the nine months ended July 31, 2005.

In general, we believe our SG&A expenses will decrease in absolute dollars compared to prior periods due to our efforts to streamline our infrastructure and consolidate excess facilities. The expected savings realized from our cost reduction efforts will be partially offset by incremental costs associated with operating as a stand-alone public company, including professional fees such as legal, regulatory and accounting compliance costs that we will incur. SG&A expenses can fluctuate due to changes in commission expenses which are tied to changes in sales volume and customer mix.

Restructuring Charges

Agilent launched a new restructuring program in 2005 (“the 2005 Plan”) to align its workforce with its smaller organization size after the announced sale of its semiconductor products business, completed on December 1, 2005, and its announced intention to spin Verigy off. Overall, our business since October 31, 2005, reduced its headcount by approximately 200 people to approximately 1,450 employees as of July 31, 2006, primarily through attrition and involuntary terminations.

Under the 2005 restructuring plan, we recorded approximately $4 million of restructuring charges in the three months ended July 31, 2006, compared to approximately $1 million for the three months ended July 31, 2005. We recorded approximately $21 million charges in the nine months ended July 31, 2006, compared to approximately $1 million for the comparable period in fiscal 2005. Approximately $2 million and $5.5 million of the restructuring charges were recorded in cost of sales for the three and nine months ended July 31, 2006, respectively. These charges related primarily to headcount reductions and, to some extent, consolidation of facilities. As we complete the rest of our restructuring plan, we expect to record additional charges in the range of $2 to $3 million during the fourth quarter of fiscal 2006 primarily related to employee severance.

As part of our agreements with Agilent, Agilent will pay the restructuring costs and expenses which were initiated as part of the 2005 Plan – except for liabilities associated with severance payments for the 85 employees who were transferred to Flextronics. The restructuring costs and expenses are not considered to be part of our separation costs incurred in connection with our separation from Agilent. At the completion of the 2005 Plan, we anticipate total headcount reductions of approximately 300 people, primarily in the U.S., Japan and Germany. These headcount reductions will be partially offset by the addition of approximately 100 people in locations where we will be continuing operations, such as China and Singapore.

We expect the cumulative effect of these actions to lower our cost of ongoing operations when compared to historical levels. We started to realize cost savings associated with these headcount reductions in the second quarter of fiscal 2006, although most of the cost savings are not expected to be realized until the fourth quarter of fiscal 2006. We expect to realize most of the cost savings as a reduction in our R&D and SG&A expenses, although we expect some level of cost reductions in cost of products and services as well.

A summary for all restructuring plans is presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)
Restructuring charges (included in cost of sales)	$2	$—	$5	$—
Restructuring charges (include in operating expenses)	2	1	16	—
Total restructuring charges	$4	$1	$21	$1

See Note 14 “Restructuring and Asset Impairment” of the condensed combined and consolidated financial statements for a description of the restructuring and asset impairment activity.

Separation Costs

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)

Separation costs (included in cost of sales)	$4	$—	$8	$—
Separation costs (included in operating expenses)	27	—	62	—
Subtotal separation costs	$31	$—	$70	$—
Net curtailment and settlement gains (included in cost of sales)	(4)	—	(4)	—
Net curtailment and settlement gains (included operating expenses)	(6)	—	(6)	—
Total separation costs	$21	$—	$60	$—

In connection with our separation from Agilent, we incurred internal and external separation costs, such as, information technology set-up costs, consulting and legal and other professional fees.  These expenses totaled $31 million in the three months ended July 31, 2006, compared to no such expenses during the comparable period in fiscal 2005. Approximately $4 million of these separation costs were recorded in costs of sales and $27 million were recorded in our operating expenses.  Also, in the three months ended July 31, 2006, we realized a net curtailment and settlement gain of approximately $10 million. These net gains, which pertained to Agilent’s U.S. Retirement Plans and Agilent’s Post Retirement Benefit Plan, resulted due to the separation of our business from Agilent and the significant workforce reductions we incurred during fiscal 2006.  These net curtailment and settlement gains were recorded by Agilent in accordance with SFAS No. 88 and were subsequently pushed down to our business.

For the nine months ended July 31, 2006, we incurred $70 million in separation costs, of which approximately $8 million was recorded in costs of sales, compared to no such expenses in the comparable period in fiscal 2005.  These expenses were partially offset by a net curtailment and settlement gain of approximately $10 million, approximately $4 million of which was recorded in cost of sales, which pertained to Agilent’s U.S. Retirement Plans and Agilent’s Post Retirement Benefit Plan and were recorded in the third quarter of fiscal 2006.

All separation-related costs which were incurred as of the separation date remained as Agilent liabilities while we are liable for all separation-related costs incurred after the separation date. We expect to incur an additional $14 to $15 million of separation-related costs during the fourth quarter of fiscal 2006.

Provision for Income Taxes

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(in millions)
Provision for income taxes	$7	$2	$16	$11

We recorded income tax provisions of approximately $7 million and $2 million for the three months ended July 31, 2006 and 2005, respectively, and $16 million and $11 million for the nine months ended July 31, 2006 and 2005, respectively.  Through June 1, 2006, Verigy’s income tax expense reflected amounts based on Agilent’s consolidated tax profile so our income tax expense for the first seven months consisted of allocated expense from Agilent. After our separation from Agilent on June 1, 2006, our tax expense is, and will be, based on our new business model and tax status in the countries where we do business.

Prior to June 1, 2006, we had recorded full valuation allowances in the United States and Japan against all deferred tax assets due to accumulated losses in successive years in those jurisdictions prior to 2003. Upon our separation from Agilent, we did not retain any pre-separation deferred tax assets or liabilities which had resulted from historical temporary differences, net operating losses and credit carryforwards. We did, however, retain approximately $4 million of prepaid tax assets upon our separation. Also, as of June 1, 2006, we established approximately $31 million of deferred tax assets based on temporary differences associated with the net assets which were acquired upon our separation from Agilent.

Going forward, our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, completion of separation, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.  We will be subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. We will regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Financial Condition

Liquidity and Capital Resources

Prior to June 1, 2006, Agilent used a centralized approach to cash management and financing of its operations. As such, transactions relating to our business prior to June 1, 2006, were accounted for through the Agilent net invested equity account for our business. Accordingly, none of the cash, cash equivalents or debt at the Agilent corporate level had been assigned to our business in the historical condensed combined and consolidated financial statements prior to June 1, 2006.

After our separation, we had net proceeds from our IPO of approximately $121 million.  In addition, pursuant to the master separation agreement, Agilent made a one-time payment to us of $19 million, the amount by which the aggregate net proceeds of our IPO were less than $140 million. We also anticipate additional cash of approximately $20 million in fourth quarter of fiscal 2006 from the sale of raw material inventory associated with the transition of our manufacturing activity to Flextronics.

Effective June 2, 2006, we entered into a $25 million short term revolving credit facility with Agilent to allow us to fund our operations prior to the closing of our initial public offering.  We have since repaid Agilent the amounts owed under this facility out of the net proceeds of our IPO.

On June 1, 2006, Agilent paid approximately $7 million, on our behalf, related to future severance, pension and flexible time off liabilities associated with employees transferred to Flextronics.  We reimbursed Agilent for these payments on July 14, 2006.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $49 million in the nine months ended July 31, 2006 compared to cash consumption of $95 million in the nine months ended July 31, 2005.  The $49 million positive operating net cash flow during the nine months ended July 31, 2006 was primarily due to assets and liabilities retained by Agilent due to the separation.  In addition, the increased demand for our products, which contributed to the 94% increase in our net revenues for the first nine months of fiscal 2006 compared to the same period in fiscal 2005, resulted in a net loss of only $14 million compared to $104 million.

The changes in operating assets and liabilities which contributed to the positive cash flow in the nine months ended July 31, 2006 include $15 million from inventory, $62 million from accounts payable and related party payable, $26 million from other long term assets and long term liabilities and $15 million from deferred revenue. Inventory days on-hand improved to 66 days as of July 31, 2006, compared to 143 days as of the same period in fiscal 2005.

Operating cash flow activities for the nine months ended July 31, 2006 were partially negatively impacted by $104 million increase in accounts receivable and related party receivable and a $31 million negative impact from changes in other current and accrued liabilities. The significant increase in net revenue during the nine months ended July 31, 2006, resulted in our days sales outstanding (“DSO”) being 66 days compared to 61 days as of the same time in fiscal 2005.

In addition, our operating cash flow for the nine months ended July 31, 2006, was impacted positively by approximately $82 million of net liabilities that were accrued as of the separation date and retained by Agilent per the separation agreements and $29 million of non-cash charges.  The liabilities retained by Agilent include separation and restructuring liabilities accrued variable bonus payments for the first half of fiscal 2006 and accrued tax liabilities. The non-cash charges include $16 million of excess and obsolete inventory-related charges $6 million of depreciation and amortization, $8 million of share-based compensation, $6 million of asset impairments and losses on disposal of fixed assets and $3 million of restructuring charges pushed down by Agilent. These non-cash charges were partially offset by a net $10 million curtailment and settlement gain.

Operating activities during the nine months ended July 31, 2005 resulted in cash consumption of $95 million primarily due to our net loss from operations of $104 million, working capital used for increased accounts receivable of $22 million and inventory of $6 million and decreases in accounts payable and employee compensation benefits of $5 million partially offset by excess and obsolete inventory-related charges of $11 million, depreciation expense of $4 million, increases in other assets and liabilities of $13 million, increases in deferred revenue of $6 million and in income taxes and other taxes payable of $8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2006 was $30 million, $20 million higher than the $10 million investment for the nine months ended July 31, 2005. The $30 million investment in the nine months ended July 31, 2006 is comprised of approximately $20 million for the new ERP and IT infrastructure set-up costs while the remaining $10 million relates to primarily to capital expenditures for test and computer equipment, office furniture as well as new research and development equipment for use in product and application development.  We anticipate additional ERP and IT related setup costs in the range of $8 million to $10 million during the fourth quarter of fiscal 2006 of which approximately $1 million is expected to be capitalized.

As part of becoming a stand-alone company, we expect to incur approximately $14-$15 million of additional expenses in connection with other separation-related activities in the fourth quarter of fiscal 2006. In addition, we will make additional investments in new site set-ups as well as leasehold improvements for our new U.S. headquarters facilities where we expect to relocate by the end of fiscal 2006. We estimate these costs to be in the range of $10 million to $15 million, of which approximately $8-$10 million are expected to be capitalized in the fourth quarter of fiscal 2006.

Net Cash Provided by (Used in) Financing Activities

On June 12, 2006, we completed our initial public offering (“IPO”) of 8.5 million ordinary shares at a price of $15 per share which, less underwriting discount and commission, resulted in aggregate net proceeds of approximately $118.6 million. On July 6, 2006, the underwriters of the IPO exercised a portion of their over-allotment option which resulted in the issuance of additional 151,559 shares and generated approximately $2.1 million in net proceeds. In addition, Agilent made a payment to us of $19.3 million pursuant to the master separation agreement, the amount by which the aggregate net proceeds from our IPO were less than $140 million.

Net cash provided by financing activities for the nine months ended July 31, 2006 was $187 million compared to cash used provide by Agilent of $105 million for the nine months ended July 31, 2005.  In the nine months ended July 31, 2006, the $187 million is comprised of $121 million of IPO proceeds, $19.3 million of capital contributions from Agilent plus additional cash infusion our business required prior to our separation.  In the nine months ended July 31, 2005, our business required cash infusion from Agilent of $105 million because our cash from operations was not sufficient to cover our operating expenses.

In addition, we borrowed $25 million from Agilent under a short-term revolving credit facility that we entered into with Agilent on June 2, 2006.  On June 16, 2006, we used part of our IPO proceeds to repay Agilent the entire $25 million plus the accrued interest, which was insignificant.

Also, in the fourth quarter of fiscal 2006, we expect to complete the organizational structure of our China legal entity and the purchase of the net assets of our China operations from Agilent, which are currently, valued at fair value approximately $13 million.

Other

For up to two years following our separation from Agilent, Agilent will continue to provide services and access to resources necessary for our operations. In general, these services and resources include facilities management, site information technology infrastructure, usage of various applications and support systems, as well as employee related services for any transitional employees remaining with Agilent. We estimate the cost of these services will be in the range of $14 million to $18 million for the rest of fiscal 2006 and that the majority of these services will terminate on or before the distribution date. We expect that the services provided by transitional employees may last for up to two years following the separation date, for an additional cost to us of approximately $5 million to $10 million. In all cases, the charges for these interim services are generally intended to allow Agilent to recover the cost of providing such services plus an appropriate return on such services, which, consistent with Agilent’s intercompany pricing practices, will generally be 10%. Agilent is only obligated to provide transition services to us for a period of two years after the separation date.

By October 31, 2007, we will release Agilent from specified guarantees or other security obligations that Agilent has entered into or will enter into on our behalf.  These guarantees and security arrangements related to real property lease deposits and guarantees, security for company credit card programs and other credit arrangements, and required deposits with governmental trade and tax agencies.  Since Agilent will have no obligation to maintain any such guarantees or other security obligations on our behalf following October 31, 2007, we will be liable for these deposits and guarantees that are currently estimated to be approximately $13 million in aggregate.

We have contractual commitments for non-cancelable operating leases and vendor financing arrangements.  We have in the past provided lease residual value guarantees on these financing arrangements and we have no other material guarantees or commitments.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Our cash balances are generated and held in many locations throughout the world. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout our global organization.

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

Contractual Obligations and Commitments

Contractual Obligations

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management and the timing of tax and other payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

The following table summarizes our contractual obligations at July 31, 2006 (in millions):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$82	$12	$28	$16	$26
Commitments to contract manufacturers and suppliers	122	122	—	—	—
Other purchase commitments	40	38	1	1	—
Long term liabilities	33	—	33	—	—
Total	$277	$172	$62	$17	$26

Operating leases.  Commitments under operating leases relate primarily to leasehold property. Following our separation, we have entered into long term lease arrangements for our international headquarters in Singapore, our U.S. headquarters in Cupertino, California, and our Boeblingen, Germany facility, the site of our 93000 Series platform development.  We have also entered into long term lease arrangements for our ASIC development office in Colorado as well as other sales and support facilities around the world.

Commitments to contract manufacturers and suppliers.  We purchase components from a variety of suppliers and historically we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 16% of our reported purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts. The liability for our firm, non-cancelable, and unconditional purchase commitments was $5 million as of July 31, 2006, and $13 million as of October 31, 2005. These amounts are included in other accrued liabilities in our combined balance sheets at July 31, 2006 and October 31, 2005.

Other purchase commitments.  These commitments relate primarily to contracts with professional services suppliers, which include third-party consultants for legal, finance, engineering and other administrative services. With the exception of our IT service providers, our purchase commitments from professional service providers are typically cancelable with a notice of 90-days or less without significant penalties.  Our agreement with our primary IT service provider requires a notification period of 120 days and includes a termination charge of up to approximately $3.2 million in order to cancel our long term contract.

Retirement plans.  Retirement plan funding for the current year is not practical to estimate due to the fact that when we separated from Agilent, Agilent transferred to us the liabilities associated with the defined benefit plans for our employees located in Germany, France, Korea, Italy and Taiwan and will fund these plans (other than the plan for employees in Italy) based on the accumulated benefit obligations. We expect expenses of approximately $4.4 million in 2006 for the retirement plans that have been or will be transferred to us.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of July 31, 2006.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the exception of Japan, where products are primarily sold in Yen, our products are generally sold in U.S. Dollars. Services and support sales are sold primarily in local currency when sold after the initial product sale.  As such, our revenue, costs and expenses, and monetary assets and liabilities are somewhat exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities.  We experience some fluctuations within individual lines of the condensed combined and consolidated statement of operations and balance sheet as our hedging strategy is not designed to offset the currency movements in each category of revenue, expenses, monetary assets and liabilities.

Prior to our separation from Agilent, Agilent hedged net cash flow and balance sheet exposures that were not denominated in the functional currencies of its subsidiaries on a short term and anticipated basis and gains or losses associated with Agilent’s derivative instrument contracts had been allocated to us. As such, the historical results of our business prior to June 1, 2006 reflected the hedging program in place at Agilent.  Since our separation, we have implemented a hedging strategy that mitigates currency exposures on certain balance sheet positions. We have not yet implemented a hedging program that mitigates our currency exposures on our income statement and are currently evaluating the magnitude and value-at-risk of our net currency exposures. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period covered by this report.  There were no changes in our internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Prior to becoming a stand alone company, we relied on the financial resources and the administrative and operational support systems of Agilent to operate our business.  In conjunction with our separation from Agilent, we have separated our assets from those of Agilent and have created our own financial, administrative, operational and other support systems or contract with third parties to replace Agilent's systems.  Many of the new systems, including our ERP system, have been in effect only since the separation date.    We have experienced, and expect to continue to experience periodic interruptions in our ERP system, and it may take additional time to fully implement and stabilize the ERP system as well as other support systems.  In order to successfully implement our own systems and operate as a stand alone business, we must be able to attract and retain a number of highly skilled employees.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our condensed combined and consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below.  This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our Registration Statement on Form S-1, as amended, declared effective by the SEC on June 12, 2006, and in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2006.  You should carefully consider the risks described below and the other information in this report before investing in our ordinary shares.  Our business could be seriously harmed by any of these risks.  The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.

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

If we are unable to successfully execute our wide-ranging cost saving initiative or if it fails to generate significant cost savings, our business, financial condition and results of operation could be materially adversely affected.  We continue to incur significant expenses associate with our cost saving initiative, which affects our operations both domestically and internationally.  This initiative involves a number of significant ongoing changes, including:

•                  changes to our employee compensation structure, as we recently introduced flexible pay structures which include a significant variable pay component based on overall company performance;

•                  consolidation of our operations to a fewer number of facilities;

•                  reduction of the overall number of employees and migration of portions of certain activities to Asia;

•                  migration to a completely outsourced manufacturing model; and

•                  establishing and stabilizing a new, free-standing IT environment in conjunction with our recent separation from Agilent.

This initiative is multi-faceted, and complex.  Our management will continue to have to respond to a variety of risks related to the execution of this initiative, including the loss of key employees who desire more certain compensation structures or are unwilling or unable to relocate to different locations, the operational and administrative complexity associated with transitioning to new supply chain and manufacturing processes and the inherent intricacy of installing a new IT environment.  If we fail to successfully implement these initiatives in full in a timely manner, or if they fail to generate significant cost savings, our business, financial condition, results of operations and cash flows would be materially adversely affected.

Our dependence on contract manufacturers, some of which have only recently begun manufacturing our products, may prevent us from delivering our products on a timely basis.

Through June 2006, we relied upon two manufacturing models: a hybrid internal and contract manufacturing model for our 93000 Series products; and a completely outsourced contract manufacturing model for our Versatest series products.  In connection with our separation from Agilent in June 2006, we transitioned the manufacturing processes for the 93000 Series products that we previously conducted internally to Flextronics.  As a result of this transition, we now rely entirely on contract manufacturers.

Our current reliance on third-party manufacturers gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs.  Moreover, because our products are very complex to manufacture, transitioning manufacturing activities from one location to another, or from one manufacturing partner to another, is complicated.  Flextronics has commenced production of our Versatest series products in China and assumed our manufacturing activities for the 93000 Series products in Germany.  The activities currently conducted by Flextronics in Germany are expected to be transitioned to China during calendar 2007.  We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis to our quality and performance specifications.  Should our contract manufacturers be unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship products and to realize the related revenues when anticipated could be materially impacted.

We are dependent on sole source suppliers who may not be able to meet our requirements for components which may prevent us from delivering our products on a timely basis.

We rely on sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products, including custom integrated circuits, relays and other electronic components.  One sole source supplier recently relocated its manufacturing activities to a new facility and, in connection with this transition, has experienced significant difficulties in meeting our requirements for components.  Another sole source supplier has recently substantially extended the order lead times for the components we rely upon, and such components have become difficult to source in the market.  While neither of these situations had a material impact on our results for the quarter ended July 31, 2006, the failure of these or other sole source suppliers to meet our requirements in a timely manner could impair our ability to ship products and to realize the related revenues when anticipated which could adversely affect our business and operating results.

Our executive officers and certain key personnel are critical to our business.

Our future operating results will depend substantially upon the performance of our executive officers and key personnel.  Our chief executive officer, chief financial officer and general counsel were hired recently and have not been involved with our business for a significant period of time.  Because our chief executive officer and chief financial officer are relatively new to our business, their focus and attention may be diverted while they familiarize themselves with our business.

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

For the three months ended July 31, 2006, revenue from our top ten customers accounted for approximately 65% of our total net revenue with one customer accounting for approximately 13% of our total net revenue.  In comparison, for the three months ended July 31, 2005, revenue from our top ten customers accounted for approximately 66% of our total net revenue with one customers accounting for approximately 13% of our total net revenue. For the nine months ended July 31, 2006, revenue from our top ten customers accounted for approximately 52% of our total net revenue with no customer accounting for more than 10% of our total net revenue.  In comparison, for the nine months ended July 31, 2005, revenue from our top ten customers accounted for approximately 53% of our total net revenue with no customer accounting for more than 10% of our total net revenue.

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

We face substantial competition throughout the world in each of our product areas.  Our most significant competitors historically have included Advantest Corporation, Credence Systems Corporation, Eagle Test Systems, Inc., LTX Corporation, Nextest Systems Corporation, Teradyne, Inc. and Yokogawa Electric Corporation.  Many of our competitors have substantially greater financial resources, broader product offerings, more extensive engineering, manufacturing, marketing and customer support capabilities, and a greater presence abroad than we do.  We may have less leverage with component vendors than our larger competitors have.  Also, some of our larger competitors have greater resources and may be more willing or able than we are to put capital at risk to win business.  The overall demand for production test equipment is not likely to increase substantially as prices are reduced.  Accordingly, price reductions by our competitors may force us to lower our prices, even though demand for our test systems stays the same.  This may limit our opportunities for growth and negatively impact our financial performance.  We also expect our current competitors to continue to improve the performance of their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future test equipment and services.  Additionally, current and future competitors may introduce testing technologies, equipment and services, which may in turn reduce the value of our own test equipment and services.

We may face competition from Agilent in the future.

Pursuant to the intellectual property matters agreement between us and Agilent, Agilent has agreed that, except as described below, for a period of three years after the date in which Agilent distributes to its stockholders all of our ordinary shares that it holds, Agilent will not develop, manufacture, distribute, support or service automated semiconductor test systems for providing high-volume functional test of ICs (including memory and high speed memory devices and SOCs) or SIPs, or components for such products.  However, during this three-year period, Agilent may compete with us with respect to:

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

Our brand identity is still new in the marketplace, which could cause our product sales to suffer, and continuing to build our brand identity will require significant amounts of time and resources.

Prior to our recent separation from Agilent, we conducted our business under Agilent’s brand name.  We now conduct our business under the “Verigy” brand name.  We believe that, historically, sales of our products have benefited from the use of the “Agilent” brand name.  Our customers and suppliers, as well as potential employees we are trying to recruit, may not recognize the “Verigy” brand name, which could negatively influence their business decisions concerning us.  We need to continue to expend significant time, effort and resources to establish the “Verigy” brand name in the marketplace.  We cannot guarantee that this effort will ultimately be successful.  If our effort to establish a new brand identity is unsuccessful, our business, financial condition and results of operations may suffer.

If we do not introduce new test equipment platforms and upgrade existing test equipment platforms in a timely manner, and if we do not offer comprehensive and competitive services for our test equipment platforms, our test equipment and services will become obsolete, we will lose existing customers and our operating results will suffer.

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

Prior to becoming a stand alone company, we relied on the financial resources and the administrative and operational support systems of Agilent to operate our business.  In conjunction with our separation from Agilent, we have separated our assets from those of Agilent and creating our own financial, administrative, operational and other support systems or contract with third parties to replace Agilent’s systems.  Many of the new systems, including our ERP system, have been in effect only since the separation date.   We have experienced, and expect to continue to experience periodic interruptions in our ERP system, and it may take additional time to fully implement and stabilize the ERP system as well as other support systems.

As a publicly-traded company in the United States, we are subject to many rules and regulations, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  We are also required to comply with the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations implemented thereunder, including Section 404 of the Sarbanes-Oxley Act, beginning with our fiscal year ending October 31, 2007.  While we are diligently developing the systems, procedures and processes to enable us to fully meet the requirements associated with being publicly traded in the United States, we may encounter problems or delays in completing these activities.  Any failure on our part to meet the requirements of operating as a publicly-traded company could jeopardize our ability to produce reliable financial statements, subject us to disciplinary proceedings by the SEC or the Nasdaq Global Select Market, cause investors to lose confidence in the accuracy and reliability of our financial reporting, or otherwise harm our business or results of operations.

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

Since we sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenue from customers in Japan accounted for approximately 9.9% and 22.6% of total net revenue for the nine months ended July 31, 2006 and 2005, respectively.  Revenue from customers in Singapore accounted for approximately 49.0% and 36.0% for the nine months ended July 31, 2006 and 2005, respectively, and revenue from customers in other countries in Asia accounted for approximately 4.1% and 3.7% of total net revenue for the nine months ended July 31, 2006 and 2005, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including establishing our headquarters in Singapore and transitioning our contract manufacturing processes to Flextronics in China.

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

The historical financial information we have included in this report has been derived from the condensed combined and consolidated financial statements of Agilent and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented.  The historical costs and expenses reflected in our condensed combined and consolidated financial statements include an allocation for certain corporate functions historically provided by Agilent, including centralized legal, accounting, tax, treasury, information technology and other corporate services and infrastructure costs, which we believe are reasonable reflections of the historical utilization levels of these services in support of our business.  The historical financial information is not necessarily indicative of our future results of operations, financial position, cash flows or costs and expenses.  We did not made adjustments to periods prior to our separation from Agilent to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Agilent, including changes in our employee base, changes in our legal structure, potential increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being an independent publicly traded company.

As long as Agilent controls us, the ability to influence matters requiring shareholder approval will be extremely limited.

As of July 31, 2006, Agilent owned 50,000,000, or approximately 85.2%, of our outstanding ordinary shares.  As long as Agilent owns a majority of our outstanding ordinary shares, Agilent will have the ability to take shareholder action without the vote of any other shareholder, and our other shareholders will not be able to affect the outcome of any shareholder vote during this period.  As a result, Agilent will have the ability to control all matters affecting us, including:

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

The price of our ordinary shares may decline if Agilent sells or distributes our ordinary shares.

As of July 31, 2006, Agilent owned approximately 85.2 % of our outstanding ordinary shares.  Subject to applicable U.S. federal and state securities laws, Agilent may sell or distribute to its stockholders any or all of our ordinary shares that it owns either (1) after the expiration of the 180-day lock-up period agreed to by Agilent with Goldman Sachs & Co. the lead underwriter of our initial public offering or (2) before the expiration of this 180-day period with the consent of the Goldman Sachs & Co..  The restrictions on distribution do not apply to the pro rata distribution of our ordinary shares by Agilent to its common stockholders.  If Agilent distributes ordinary shares that it owns to its stockholders, which we expect to occur prior to October 31, 2006, substantially all of these shares would be eligible for immediate resale in the public market.  We are unable to predict whether significant amounts of our ordinary shares would be sold in the open market in anticipation of, or after, any such distribution.  We also are unable to predict whether a sufficient number of buyers for our ordinary shares would be in the market at that time.  Future sales or distributions by Agilent of our ordinary shares, or the possibility of those sales or distributions, could harm the prevailing market price of our ordinary shares.

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

Our ability to obtain additional financing or to engage in transactions that would result in a change in control of Verigy will be limited by the intellectual property matters agreement and the tax sharing agreement that we entered into with Agilent as part of our separation.  Specifically, under the intellectual property matters agreement, Agilent’s consent is required for us to transfer intellectual property rights we have licensed from Agilent, which may act as a deterrent to an acquisition of us by a third party.  Under our tax sharing agreement with Agilent, for two years following the distribution, we are subject to certain covenants that are intended to ensure that the distribution of our ordinary shares by Agilent is not fully taxable to Agilent.  Those covenants require us to obtain the consent of Agilent (which cannot be unreasonably withheld) before we can:

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

Agilent is not obligated to distribute our ordinary shares that it owns to its stockholders, and our business and your investment in our ordinary shares may be harmed if Agilent does not complete the distribution.

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

Item 3.	Default Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Securities HoLders

In connection with our initial public offering, at an extraordinary general meeting on June 7, 2006, Agilent Technologies, Inc., then our sole shareholder, approved resolutions:
•

granting our board of directors authority, pursuant to Section 161 of the Companies Act, Cap. 50, to issue shares in capital of the Company to such persons at such times and for such consideration as the directors in their discretion shall determine to be in the best interests of the Company;

• approving and adopting the Company’s 2006 Equity Incentive Plan and reserving 10,300,000 ordinary shares for issuance under the plan;
• approving and adopting the 2006 Employee Shares Purchase Plan and reserving 1,700,000 ordinary shares for issuance under the plan;
•

approving and adopting the form, terms and provisions of the Indemnification Agreement to be entered into by the Company with each of member of the Board and each executive officer; and approving the cash and equity compensation of the Company’s non-employee directors.

Item 5.	Other Information

Not applicable

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit 3.2*	Amended and Restated Memorandum and Articles of Association.

Exhibit 4.1**	Form of Specimen Share Certificate for Registrant’s Ordinary Shares

Exhibit 10.2	2006 Equity Incentive Plan, as amended August 29, 2006.

Exhibit 10.3	2006 Employee Shares Purchase Plan, as amended August 29, 2006.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from Exhibit 3.2 filed with our registration statement on Form S-1 (Registration No. 333-132291), filed with the SEC on March 9, 2006.

** Incorporated by reference from Exhibit 4.1 filed with our registration statement on Form S-1/A (Registration No. 333-132291), filed with the SEC on June 1, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 6, 2006	By:	/s/ Keith L. Barnes
Keith L. Barnes
President and Chief Executive Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit 3.2*	Amended and Restated Memorandum and Articles of Association.

Exhibit 4.1**	Form of Specimen Share Certificate for Registrant’s Ordinary Shares

Exhibit 10.2	2006 Equity Incentive Plan, as amended August 29, 2006.

Exhibit 10.3	2006 Employee Shares Purchase Plan, as amended August 29, 2006.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from Exhibit 3.2 filed with our registration statement on Form S-1 (Registration No. 333-132291), filed with the SEC on March 9, 2006.

** Incorporated by reference from Exhibit 4.1 filed with our registration statement on Form S-1/A (Registration No. 333-132291), filed with the SEC on June 1, 2006.