Form 10-K
period 2006-10-31
Verigy Ltd.
filed 2006-12-22
CIK 1352341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52038

VERIGY LTD.

(Exact Name of Registrant as Specified in Its Charter)

SINGAPORE	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
NO. 1 YISHUN AVE 7 SINGAPORE 768923	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (+65) 6377-1688

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, no par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated or, a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of April 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable because registrant’s ordinary shares did not begin trading on The Nasdaq Global Select Market until June 13, 2006.

As of December 15, 2006, there were 58,811,045 outstanding ordinary shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s Proxy Statement for its 2007 Annual General Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after registrant’ s fiscal year ended October 31, 2006, are incorporated by reference into Part III, Items 10 – 14 of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy statement shall not be deemed to be a part of this Annual Report on Form 10-K.

Forward-Looking Statements

The following discussion should be read in conjunction with the combined and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditure in research and development, anticipated benefits from our operating model, our future effective tax rate, new product introductions, product pricing, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, the potential impact of adopting new accounting pronouncements, our potential future financial results, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, the impact of our variable cost structure, our lease payment obligations and expected savings from our restructuring programs that involve risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” and similar terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.                        Business

Overview

Verigy became an independent company on June 1, 2006, when we separated from Agilent Technologies Inc. We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. We offer a single platform for each of the two general categories of devices being tested: our 93000 Series platform, designed to test System-on-a-Chip (SOC), System-in-a-Package (SIP) and high-speed memory devices, and our Versatest V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages. Our test solutions are both scalable and flexible. Our test platforms are scalable across different frequency ranges, different pin counts and different numbers of devices. Our test platforms’ flexibility allows for a single test system to test a wide range of applications for semiconductor devices. Our scalable platform architecture provides us with internal operating model efficiencies such as reduced research and development costs, engineering headcount, support requirements and inventory risk. The scalability and flexibility of our test solutions also provides economic benefits to our customers by allowing them to get their complex, feature-rich semiconductor devices to market quickly and to reduce their overall costs. We also provide test and application expertise, service and support through our worldwide service organization.

We have a broad installed customer base, having sold over 1,400 of our 93000 Series systems and over 2,300 Versatest Series systems. Our customers include integrated device manufacturers, or IDMs, test subcontractors, also referred to as subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies. As of October 31, 2006, we had approximately 1,500 employees worldwide.

The Semiconductor Test Equipment Industry

Industry Background

Semiconductor devices, also referred to as integrated circuits, or ICs, are the fundamental building blocks used in all electronic systems. They have played an important role in enabling the proliferation of computing, communications and consumer electronic products. As technology continues to penetrate most aspects of daily life, semiconductor devices are playing an increasingly important role in a growing number and variety of products. Consequently, the global semiconductor industry, while experiencing significant cyclical fluctuations in its growth rate, has exhibited strong overall growth over the last 30 years. With the continued development of new growth segments within the semiconductor market, we believe the semiconductor market should continue to experience periods of strong growth.

The design and manufacture of semiconductor devices is a complex and capital-intensive multi-step process. This process involves different types of equipment used to manufacture, assemble and test semiconductor devices. Semiconductor test equipment and services are a critical part of this complex design and manufacturing process and are utilized in each of the key design and manufacturing stages.

Demand for new semiconductor test equipment is driven by two primary forces: growth in semiconductor unit volume that drives the need for additional testing capacity, and the adoption of new technologies in semiconductor design, manufacturing and packaging that require new types of semiconductor testing equipment.

Due to the different architectures and functionalities of semiconductors, semiconductor test equipment and services are generally categorized by the type of semiconductors tested. The two general categories are equipment used to test memory semiconductors, referred to as memory testing, and equipment used to test non-memory semiconductors, which includes testers for testing less complex, discrete semiconductors, and testers designed to test very complex, highly integrated semiconductors commonly referred to as System-on-a-Chip, or SOC, or System-in-a-Package, or SIP, testing.

SOCs and SIPs are semiconductors that integrate the functionality of multiple individual ICs onto a single IC or package of ICs, and often contain both digital and analog functionalities, including radio frequency (RF) capabilities, communication interfaces and embedded memory. By combining multiple technologies onto a single, more complex chip or package, these devices provide the benefits of lower cost, smaller size, higher performance and lower power consumption and facilitate faster time-to-market that is critical, particularly for products targeted to the consumer electronics market.

Memory devices, particularly flash memory devices, represent a significant and growing portion of the semiconductor industry. The flash memory market for NAND and NOR flash, as measured by megabits shipped, has doubled every year since 2000. This growth has been fueled largely by the extensive use of flash memory in consumer products such as MP3 players, cell phones, digital cameras and other handheld devices. There are two key types of flash memory: NAND flash, which is suited to the storage of large amounts of data in devices such as MP3 players and digital cameras, and NOR flash, which is typically used for the storage of basic operating instructions and programs that enable devices such as cell phones to start-up and function. Given the compact nature of consumer electronics products and the increasing need for more memory in these products, complex and more compact memory device packaging techniques, such as stacked and multi-chip packages, or MCPs, are being adopted.

Semiconductor test equipment plays an important role by enabling semiconductor designers and manufacturers to lower their overall costs and get products to market quickly in addition to improving the quality and reliability of their end products. By detecting and sometimes repairing manufacturing defects, test equipment enables semiconductor designers and manufacturers to improve manufacturing yield, meaning the proportion of semiconductor devices that perform to specifications. Improving manufacturing yields. In addition, we believe that scalable and flexible test equipment represents a key competitive advantage because it reduces test time, assists in achieving faster time to market and lowers capital investment requirements by allowing semiconductor designers and manufacturers to test different types of semiconductors with the same test equipment.

Bringing semiconductor products to market is a multi-step process, which includes stages referred to as production prototype, production ramp and high-volume production. Semiconductor test equipment plays an important role in each of these stages.

Production Prototype.   Once an initial design of a semiconductor has been created, the first stage in bringing an actual IC to market is to produce a small quantity of prototype ICs to validate the design and ensure that it performs according to its specifications. What the semiconductor designer needs most from the test equipment and services provider at this stage is advanced test equipment and test strategy expertise. The engineering validation and device characterization that occurs at this stage requires high precision test equipment to ensure accuracy and high flexibility to modify test procedures and parameters, because the IC design may iterate multiple times. Test strategies and methodologies are developed early to ensure that the test solution implemented is capable of testing the ICs across the entire manufacturing process. Of all the stages of bringing a new semiconductor to market, it is at this stage that the most advanced test equipment is required.

Production Ramp.   Once a semiconductor passes the production prototype stage, the next stage in bringing it to market is the ramp to high volume production. In the production ramp stage the semiconductor designer and manufacturer is focused on transitioning as quickly as possible to the high-volume production stage. What the semiconductor designer and manufacturer needs from the test equipment and services provider at this stage is application expertise and an understanding of manufacturing processes. Test solutions at this stage are no longer focused on validating the product design, but are focused on fine-tuning the manufacturing process to optimize yield. Test optimization is critical in this step, with software analysis being used to determine which tests are unnecessary and can be streamlined or eliminated in order to save time in the manufacturing process while maintaining the appropriate thoroughness of the test process.

High Volume Production.   The final stage in bringing a semiconductor to market is high-volume production. The key focus for the semiconductor manufacturer at this stage is to reduce the overall cost of test by achieving high throughput of quality semiconductor devices. To achieve this goal, semiconductor manufacturers require high-reliability test equipment with maximum up-time, and tailored service and support, from their semiconductor test equipment and services provider. Integration of the test equipment into the production process is optimized to improve efficiency and minimize the time that test equipment is not utilized. In order to achieve high throughput, test equipment that is not only fast but can test multiple devices at the same time is critical, especially in the testing of memory devices.

Semiconductor Test Market Challenges

Because of the competitiveness of the broader consumer electronics market, semiconductor designers and manufacturers are increasingly focused on bringing high quality complex ICs to market faster and at lower costs. As a result, semiconductor test equipment and services suppliers are facing new challenges confronted by semiconductor designers and manufacturers due to:

Increased pressure to reduce overall cost of test

Continued cost pressures are driving semiconductor designers and manufacturers to demand higher utilization of test systems, as well as test systems that can be re-used across different types and generations of ICs. Test systems are required to demonstrate the scalability and flexibility necessary to permit desired levels of utilization and extend their useful life. Rapid technology change within the semiconductor industry can quickly render non-scalable test equipment obsolete for the testing of new generations of semiconductors.

Increased pressure to improve time-to-market

Today’s semiconductor market is characterized by shortening product life cycles as a result of increased exposure to and reliance on the consumer electronics market. Semiconductor designers and manufacturers that are first to market and that quickly adapt to changing technological advances gain a significant competitive advantage. The complex nature of manufacturing semiconductor devices requires that test solutions providers offer their customers more than just delivery of test equipment. Semiconductor designers and manufacturers require tailored test solutions and a breadth of application expertise in order to accelerate their time-to-market with new ICs and maximize their revenue opportunity. Equipment suppliers that are not able to complement their hardware systems with application expertise have limited ability to impact their customers’ time to market.

Increased complexity and performance requirements of test

The trend towards SOCs, SIPs and MCPs has created new challenges for semiconductor designers and manufacturers. These increasingly complex semiconductor designs, which enable improved performance, form and function, require sophisticated test solutions. In addition, advances in interface technology, the adoption of new design protocols and process technology innovations have only added to this complexity. Low cost test equipment that lacks a high level of sophistication and broad application can end up being more costly in the long run.

Meeting the needs of test subcontractors

Test subcontractors face specific test challenges. Subcontractors provide test services to a diverse group of semiconductor designers and manufacturers, which include both fabless design companies and integrated device manufacturers, referred to as IDMs. As a result, subcontractors are continually challenged to provide the capabilities to test a wide range of ICs. Optimizing the utilization of a subcontractor’s installed capital equipment is therefore important to its success. In order to optimize this utilization, subcontractors require flexible semiconductor test systems that are capable of testing a broad spectrum of ICs. Additionally, subcontractors require systems that can test ICs with varying pin counts while maintaining cost efficiencies and high throughput levels. For this reason, test solutions providers who fail to offer scalable and flexible architectures, as well as a breadth of application expertise, may fall short in meeting the needs of subcontractors.

Our Solution

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. Unlike competitors who provide multiple platforms for SOC/SIP/high-speed memory and memory test, we provide a single platform for each of the two general categories of devices being tested. As part of our single scalable platform strategy, we develop and offer performance and capability enhancements to our platforms as part of our product development roadmap. Our 93000 Series platform is designed to test SOC, SIP and high-speed memory devices, and our Versatest V5000 Series platform is designed to test memory devices, including flash memory and MCPs. We also provide a range of services that assist our customers in quickly and cost effectively delivering the innovative, feature-rich products demanded by their end users.

More than a decade ago, we introduced the concept of a scalable platform architecture for semiconductor testing, and we are continuing to capitalize on the benefits of that strategy today. Our scalable platform architecture provides us with internal operating model efficiencies, such as reduced research and development costs, engineering headcount, support requirements and inventory risk. The scalability and flexibility of our solution also provides economic benefits to our customers by allowing them to get their complex, feature-rich semiconductor devices to market quickly and to reduce overall costs. We believe our advanced SOC/SIP/high-speed memory and memory test solutions provide optimal combinations of flexibility, cost and performance to a wide range of designers and manufacturers in the semiconductor industry at all stages of bringing a semiconductor product to market, from design to production prototype to high-volume manufacturing. The key elements of our solutions are:

Scalable platform across a broad range of performance levels

Reducing the overall cost of test is critical for our customers. Our test platforms are scalable in a number of ways, including frequency range of the applied test signals, the number of pins to accommodate ICs with different pin counts and the number of devices that can be tested in parallel. This scalability allows semiconductor manufacturers considerable flexibility in selecting the right test solution to meet their needs, at an optimal level of capital investment. In addition, our test systems can be quickly reconfigured or upgraded as requirements change. The combination of scalability, speed and ease of reconfiguration of our test systems enables our customers to reduce their long-term capital equipment requirements and minimize manufacturing downtime.

The scalability of our test platforms is enabled by a “tester-per-pin” architecture, in the case of our SOC/SIP/high-speed memory test platform, and a “tester-per-site” architecture, in the case of our memory test platform. Our “tester-per-pin” architecture utilizes a separate and independent test processor for each pin of each device being tested, enabling each pin to be tested independently and in parallel to the testing of other pins. Our “tester-per-site” architecture is tailored to make use of the parallel structure of memory devices to test a large number of devices in parallel because it utilizes a separate and independent test processor for each physical interface of the test system to a device under test. We refer to those interfaces as test sites. With our optional Programmable Interface Matrix, our Versatest V5500 System for the final test of packaged devices can further capitalize on the parallel structure of memory devices to test multiple devices per test site, thereby increasing its parallel testing capabilities. For our SOC/SIP/high-speed memory test systems, the process of frequency performance scaling is often done “instantly” through a software upload as the device test program is loaded into the system. For all of our test systems, the process of scaling up the number of devices a test system is capable of testing in parallel is often accomplished quickly, typically requiring only a few hours for basic scaling and only a few days for more extensive scaling. The per-pin architecture of our SOC/SIP/high-speed memory test systems also enables us to offer customers innovative licensing models. For example, we currently offer our customers the unique ability to purchase and share performance licenses across different devices on a per-pin basis. As a result, our customers are able to buy only the performance they need for each pin of the system.

Flexible platforms across a breadth of applications

Our test platforms are also highly flexible in that they allow a single test system to test a wide range of applications for semiconductor devices. The high level of software reconfigurability of our test platforms, and the support and enhancements we offer, enable our customers to implement a broad range of application tests tailored to their needs, including tests for high-speed digital, analog/mixed signal, flash memory, RF and high-speed memory devices. In addition to enabling our customers to test a broad range of products, our test systems also support through software reconfiguration a number of advanced test methodologies, such as built-in self test, or BIST, design-for-test, or DFT, reduced pin count test, or RPC, and concurrent test. These methodologies can simplify testing complex devices, thereby increasing our customers’ throughput as well as improving their time to market. We are continually developing additional enhancements to our test platforms to support additional application tests and test methodologies.

Competing test platforms often require an IC device manufacturer to have devices tested by multiple test systems in order to complete the tests required for different applications contained in the devices. This process is not only expensive, cumbersome and time-consuming, but it also takes up valuable floor space in the manufacturing facility. In comparison, our test platforms are able to run the tests for a significant number of different applications without having to move devices to different test systems. The flexible test capabilities of our 93000 Series and V5000 Series test platforms enable our customers to reduce their overall cost of equipment acquisition, employee training and test equipment maintenance while simultaneously increasing equipment utilization.

Advanced, innovative test technology

As a result of the competitive pressures our customers face, they continually need to develop and bring to market increasingly complex products. We develop advanced technology solutions in order to assist our customers in accomplishing this goal in a cost effective and timely manner. From our history as part of Agilent, which was part of Hewlett Packard until its spin-off in 1999, we have a legacy of introducing new and innovative designs to market. Some of these key innovations include the development of scalable platforms for both SOC/SIP/high-speed memory and memory test through our “tester-per-pin” and “tester-per-site” architectures, our test processors utilizing high performance application-specific integrated circuits, or ASICs, and our liquid cooling technology for our test system hardware.

Since 1991, we have used ASICs for our test processors in place of larger, less integrated and less sophisticated designs, allowing our test processors to be very small and providing our test systems with the high performance and accuracy expected from an ASIC-based design. The small size of our ASIC-based test processors enables our “tester-per-pin” and “tester-per-site” architectures. Along with the additional performance, scalability and flexibility benefits of those architectures, our ASIC-based architectures result in test systems that are able to test large numbers of devices in parallel in a small test platform footprint.

Our products use liquid cooling technology, which provides lower operating temperatures, greater system reliability, reduced operating costs, improved accuracy and speed and quieter and cooler operation than the traditional air cooled technology used in some competitive products. This allows our test platforms to achieve high performance, accuracy, reliability and parallelism while simultaneously achieving a small test platform footprint. We released our first liquid cooled tester in 1991 and have extensive experience in the application of liquid cooling technology to semiconductor test systems.

Global delivery of expert application knowledge

Getting semiconductors to market quickly is vital for our customers. Our worldwide professional staff of highly trained applications engineers provides our customers with a high level of technical expertise to assist our customers as they develop test applications for their semiconductor devices. Our extensive expertise spans a broad range of semiconductor devices, including chipsets and graphics, wireless and wired communication, flash memory, video and audio, high-speed memory and complex multi-chip memory packages. We also produce leading-edge innovative test technologies and deliver, on a global basis, superior expertise across a wide range of applications to assist our customers in quickly delivering new feature-rich products to the market.

Lowered overall cost of test for customers

We have designed our platforms to be versatile and reconfigurable. As a result, our customers are able to select a configuration to meet their current test requirements and, as those requirements change, to upgrade the capabilities of their test equipment to meet their future needs without having to purchase completely new systems. Our high quality and reliable test solutions provide high uptime as measured by the reliability of the test equipment. Additionally, our ability to provide innovative solutions and technical expertise across a wide variety of applications helps our customers optimize test equipment performance for the specific semiconductor device being tested, which reduces test times and increases both yield and cost efficiencies. Consequently, we believe our solutions lower our customers’ cost of test in high volume manufacturing.

Shortened time-to-market

To achieve fast time to market, our customers require scalable and flexible test platforms and application expertise and support at each stage of the manufacturing process. We provide scalable and flexible test platforms based on our established architectures, which can be changed and reconfigured quickly to address new test technologies. Our highly trained applications engineers provide support for the development of test strategies, test applications analysis and optimization and test equipment utilization for our customers.

Our Strategy

Our objective is to be the leading semiconductor test equipment and services supplier, providing the highest return on our customers’ investment in test equipment. We will continue to maintain our focus on our customers’ evolving needs by offering innovative and versatile semiconductor test equipment and services solutions that address the challenges facing semiconductor designers and manufacturers, and we will remain committed to providing outstanding service and support to our customers. Additionally, we intend to continue to streamline our business and capitalize on our research and development resources in an effort to achieve profitable growth in excess of the broader semiconductor test industry. We are also in the process of executing on our more flexible cost structure to enable us to increase and decrease our capabilities and spending in response to cycles in the semiconductor industry, and thereby deliver continued customer responsiveness as well as improved overall profitability. Key elements of our strategy include:

Maintaining the rapid pace of product innovation on scalable platforms

We believe scalable platforms offer our customers the best return on their investment in test equipment. The scalable architecture of our solutions coupled with the proven stability of our platforms facilitates our focus on innovative enhancements, application improvements and technical solutions in step with our customers’ needs. The pace of innovation in the semiconductor industry is so rapid that performance doubles roughly every 18 months. Semiconductor companies thus require substantial technical expertise and constant innovation to successfully compete. We believe that with our scalable product architecture, wide-ranging technical capabilities and expertise and established global delivery platform, we are well positioned to be an innovator in the semiconductor test market and to assist our customers in competing successfully in the semiconductor market.

Continuing to focus on emerging opportunities for profitable growth

We will continue to look to increase our market penetration by focusing on market opportunities where we can capitalize on our technical expertise and add value to our customers who demand the most sophisticated and complex test solutions. We believe that these opportunities have attractive characteristics, such as the potential for increased customer adoption of our solutions and the potential for high returns on our investment. Recent examples of such emerging opportunities include game consoles that utilize high-speed memory and full-featured mobile handsets that utilize complex SOCs, SIPs and MCPs.

Capitalizing on our success with test subcontractors to increase our success with IDMs

The scalability and flexibility of our platform architecture has led to our success in attracting subcontractors to our test solutions. We believe that the same advantages of our solutions that subcontractors find compelling will continue to drive the increased adoption of our solutions by IDM customers. IDMs are facing increasingly intense competition, time-to-market pressures and shorter product lifecycles associated with consumer driven demand, which has led them to begin to outsource an increasing percentage of their semiconductor test business. We believe that our success with our subcontractor customers will drive IDMs to direct a greater percentage of their test business to us, as IDMs have an interest in maintaining consistency across their internal and external test platforms. These factors, combined with the cost and capital expenditures restrictions that many IDMs experience, are increasing the need for better asset utilization by IDMs. We have existing relationships or recent customer wins at the ten largest IDMs.

Continuing to deliver an outstanding total customer experience throughout the product life cycle

Application support through all phases of the product life cycle is critical to our customers’ ability to achieve fast time-to-market for their products while achieving a high return on their test equipment investments. We will strive to continue to provide our customers with thorough application expertise, to maintain the global delivery capabilities of our customer-facing teams, and to efficiently service our customers with an emphasis on responsiveness. We are also increasing our presence in Asia in the areas of application engineering, research and development and order fulfillment in order to gain proximity to and further strengthen our relationships with customers in Asia. Additionally, we will continue to accentuate and reward the values of professionalism, technical expertise and uncompromising integrity in all our employees in an effort to continually enhance our customers’ experience.

Optimizing our operating model to generate sustainable profitability

The semiconductor industry has historically been cyclical. This cyclicality requires semiconductor test suppliers to have flexible cost structures in order to sustain profitability through the peaks and valleys of the industry’s cycles. We continue to focus on increasing our profit margins and lowering our break-even point. To accomplish this, we have negotiated flexible supply agreements, introduced flexible pay structures for all employees and optimized our information technology infrastructure for our business. Additionally, we have transitioned our manufacturing to a  new contract manufacturer with a strong presence in Germany and in Asia. We believe our enhanced presence in Asia will help us to achieve lower manufacturing costs. We expect to continue to streamline our cost structure and our global supply chain in an effort improve our profitability in the highly cyclical semiconductor industry.

Our Products and Services

We offer a single platform for each of the two general categories of devices being tested: our 93000 Series platform, designed to test SOCs, SIPs and high-speed memory devices, and our Versatest V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages. Each of these platforms is highly scalable and flexible and contains advanced, innovative test technology. We also provide high levels of test application expertise, services and support for our customers who use these platforms.

93000 Series Platform—SOC, SIP and High-Speed Memory Test

Our 93000 Series platform, introduced in 1999, tests SOCs, SIPs and high-speed memory devices, which are used in a very wide range of electronic products including MP3 players, digital televisions, television set-top boxes, PCs, gaming consoles and cell phones and other wireless communication devices. The scalability and flexibility of the 93000 Series platform, enabled by its advanced, innovative test technology, allows it to cover the testing requirements for a wide range of devices and applications in all stages of bringing a semiconductor product to market, from production prototype to high-volume manufacturing, assisting device manufacturers in speeding time to market and lowering the overall cost of test.

Scalability.   Our 93000 Series platform, with its “tester-per-pin” architecture, is highly scalable in a number of ways, including with respect to the frequency range of the applied test signals, the number of pins to accommodate ICs with different pin counts and the number of devices that can be tested in parallel. The 93000 Series platform with our latest generation Pin Scale digital cards is scalable in frequency performance from 800 Mbits/second to 12 Gbits/second, addressing the test needs for a wide range of today’s high-speed interfaces, including PCI Express, HyperTransport, Serial ATA and ultra-high-speed I/O buses required for wired communications. With up to 32 channels per digital card and the ability to use from 4 to 64 cards per system, the 93000 Series platform can scale in the number of pins that it tests simultaneously, from 128 to 2,048 pins, enabling it to test large numbers of devices in parallel. Our 93000 Series platform’s scalability allows a customer to initially buy a 93000 Series platform with just a few test pins and moderate frequency performance capabilities today and then upgrade to more pins and greater frequency performance capabilities as test requirements change.

Our 93000 Series platform’s scalability is enabled by its “tester-per-pin” architecture. SOCs, SIPs and high-speed memory devices are complex and sophisticated, and each device pin may need to be tested independently for a thorough and complete test. Different SOCs, SIPs and high-speed memory devices have different numbers of pins. By being able to select the number of digital cards and pins in the system, the exact test system can be specified. A single 93000 Series system can test both different types and different numbers of devices by loading different test programs onto the test processor. This ability to quickly change the type and number of devices being tested makes our test systems particularly well suited for subcontractors who test a wide range of products.

With its scalable “tester-per-pin” architecture, the 93000 Series platform is the only SOC/SIP/high-speed memory test platform to offer a floating, per-pin licensing program. Our InstaPin performance library gives customers instant access to the different speed and memory settings in the test processors, pin-by-pin. Because these licenses are able to be assigned from pin to pin within a tester, resources are utilized only when needed, where needed and without having to reconfigure system hardware. We believe that competing test platforms require manufacturers to manually reconfigure hardware or swap out entire test systems, lengthening test time and increasing cost of test. With the 93000 Series platform’s InstaPin performance library, our customers buy only the capability they need, pin-by-pin, and can easily use software to configure their test systems to meet the next device’s test requirements.

Flexibility.   Our 93000 Series platform can test a wide range of applications with only one test system. Some competitors require a device manufacturer to switch between different test systems in order to run the tests required for different applications. This is a cumbersome and time-consuming process. Not only can this process take hours to perform, which raises the overall cost of test, but the extra test system required to run the different application tests takes up valuable floor space within the manufacturing facility. In contrast, a single 93000 Series system is able to test the high-speed digital, analog/mixed signal, RF, embedded memory, high-speed memory and high speed interface I/O buses found in a wide range of applications without having to move devices between different test systems. Our 93000 Series platform also supports a number of advanced test methodologies such as BIST, DFT and concurrent test. As a result, our customers can test their portfolio of devices on a single platform, enabling them to cost-effectively address the changing test needs common in the semiconductor industry. This flexibility is particularly well suited to subcontractors, who test a wide variety of products.

In addition to our 93000 Series platform’s ability to adapt to a constantly changing test environment, the platform was built to be ready for future requirements. This means as devices get faster, interfaces and specifications of devices change or more capabilities are integrated into devices, the 93000 Series platform can be quickly updated or upgraded to accommodate the new technology as it becomes available. This is critically important to large, cutting-edge device manufacturers who constantly seek to remain at the head of the technology curve. When companies have to invest in new test systems, rather than simply upgrade their existing systems, their cost of test inevitably increases. The flexibility of the 93000 Series platform means that our customers’ investments in our test platforms are protected as they can continue to use the 93000 Series platform over several generations of products.

Enabled by advanced, innovative test technology.   Our 93000 Series platform’s “tester-per-pin” architecture enabled by its ASIC-based and liquid cooled design is what makes the platform scalable, flexible and able to achieve high performance and accuracy in a small test platform footprint. Its “tester-per-pin” architecture provides for an ASIC-based test processor which tests each pin of each device, with all test processing done locally in the test processors and each test processor operating independently and in parallel to the other test processors testing the other pins of the devices. The use of high performance ASICs in the test processors is what allows the test processors to achieve high performance and test a large number of devices in parallel while being capable of fitting into a test system that occupies a relatively small footprint on the floor of the manufacturing facility.

Our use of liquid cooling technology is another key element of the 93000 Series platform’s design. The combination of the 93000 Series’ “tester-per-pin” architecture and small test platform footprint means that there is a very large number of high performance ASICs concentrated into a small amount of space. Maintaining the test system’s high performance, accuracy and reliability for sustained periods of time in real world operational conditions requires an efficient means of dissipating the considerable amount of heat generated by the high performance ASICs. To address this issue, we introduced our first liquid cooled tester in 1991 and have continued to utilize liquid cooling in the 93000 Series platform because it provides lower operating temperatures, greater system reliability, reduced operating costs, improved accuracy and speed and quieter and cooler operation than the traditional air cooling used in many of our competitors’ products. As a result, our 93000 Series systems provide our customers with a high-performance and reliable test solution which, when compared to some of our competitors’ air cooled products, utilizes a relatively small amount of space on the semiconductor test floor and is quiet and cool in its operation.

Versatest V5000 Series Platform—Flash, SRAM, DRAM and Mixed Memory Test

Our Versatest V5000 Series platform, introduced in 2004, tests flash memory, SRAM, DRAM and mixed memory devices contained in a very wide range of electronic products. It can also test multi-chip packages containing single or multiple types of memory, addressing the emerging use of MCPs to satisfy the increasing memory requirements of consumer electronics devices. Different systems are available that can be optimized for wafer test, final test or engineering development. The flexibility of this platform ensures that customers can test a number of different memory types at different stages of manufacturing, allowing them to change their mix of products without having to change test platforms.

Scalability.   Our Versatest V5000 Series platform, with its “tester-per-site” architecture, is a highly scalable test solution designed specifically for the testing of memory devices to enable highly parallel and efficient testing to lower customers’ overall cost of test and shorten customers’ time to market. Low cost of test is achieved through testing efficiency and parallelism. Testing more devices in parallel can significantly reduce cost of test, especially in high volume manufacturing, but only if the tester architecture does not result in increased test times. The Versatest Series platform’s “tester-per-site” architecture enables increased parallelism without any effect on test time, thus supporting highly parallel tests with high throughput. As a result of the scalability of our Versatest Series platforms, customers can buy test systems to meet their current exact requirements at the lowest capital cost, and then upgrade as their test requirements change.

We have three Versatest V5000 Series systems, each with a distinct purpose in semiconductor testing and with different levels of scalability depending on that purpose:

•       Our Versatest V5500 Series system is a highly scalable high-volume production test system configured for final test of packaged devices, and optimized for final test of MCPs. When equipped with our optional Programmable Interface Matrix, it can be scaled to test up to 512 devices and up to 24,576 pins in parallel. Like our other Versatest V5000 Series platforms, the Versatest V5500 Series system performance can test up to 200 Megahertz data rates.

•       Our Versatest V5400 Series system is a highly scalable high-volume production test system configured and optimized for wafer test. It can be scaled to test up to 288 devices and up to 4608 pins in parallel while the devices being tested are still in silicon wafer form. A V5400 system can be upgraded to a V5500 system at a customer’s site, thereby maintaining scalability across the product family.

•       Our Versatest V5000 Series system is a full function but less expensive and lower volume Versatest test system designed for use in the research and development environment. It provides engineers a relatively inexpensive test tool for testing small numbers of devices in prototype development that provides all of the functionality of an expensive production test system and can be used to avoid the expense and inefficiency of taking a more expensive, high-volume test system out of production. Programs developed for the Versatest V5000 Series system can be quickly transferred to our Versatest V5400 and V5500 Series systems for high volume production, helping shorten customers’ time to market.

The scalability of our Versatest V5000 Series systems is enabled by a patented “tester-per-site” architecture. Designed specifically for memory testing, this architecture enables highly parallel and efficient testing of memory devices as well as a high level of scalability by utilizing a separate and independent test processor for each test site of the system. This test processor contains a dedicated set of resources, including power supplies, test pattern generators, test sequence controllers and error detection circuitry, that can be independently applied to each device under test. This independent control of each device under test ensures the flexibility of testing a wide variety of different memory types without a change in tester hardware. In addition, we believe our tester-per-site architecture is more efficient than some competitive systems that share resources across several devices under test. Competing systems that do not apply a tester-per-site architecture must test these devices sequentially, causing test times to increase compared to our parallel approach.

Flexibility.   There are fewer pure NOR and NAND flash manufacturers, and the test mix for most manufacturers now includes several different types of memory such as Flash, DRAM and SRAM. In addition, device densities are increasing and use of new test methodologies, such as RPC, DFT and BIST, is increasing. The V5000 Series platform has the ability to test Flash, DRAM, SRAM and stacked memory devices on a single platform, and can provide a wide variety of test methodologies, including RPC, DFT and BIST. This flexibility enables our customers to cost-effectively test a wide range of parts without having to change test platforms.

Enabled by advanced, innovative test technology.   Our Versatest V5000 Series system’s “tester-per-site” architecture enabled by its ASIC-based design is what makes the platform scalable, flexible and able to achieve high performance and accuracy in a small test platform footprint. The “tester-per-site” architecture of the Versatest V5000 Series system provides for an ASIC-based test processor for the testing of devices at each test site of the system. All test processing is done locally in the test processors at each test site, with each test processor operating independently and in parallel to the other test processors testing devices at the other test sites. As in the 93000 Series platform, the test processors use high performance ASICs to achieve high performance and test a large number of devices in parallel while being capable of fitting into a test system that occupies a relatively small footprint on the floor of the manufacturing facility. Through the addition of additional test sites and test processors, the Versatest V5000 Series system can be easily scaled to test more devices in parallel as customers’ requirements change, and the use of a separate and independent test processor at each site of the system means that the speed of the test will stay the same as sites are added for additional parallel testing.

Our optional Programmable Interface Matrix, another of our advanced innovative technologies, helps to further boost the parallelism of our Versatest V5500 Series system for high volume production testing of packaged devices. Much like a telephone switching system routes callers to their destinations, the Programmable Interface Matrix routes testing resources to the individual memory or MCP that requires testing. The switching is purely electronic, resulting in a faster and more reliable resource switching than mechanical relays, with less downtime. It enables testing of up to 512 devices in parallel for complex and high-pin-count MCPs and the flash memory prevalent in mobile devices. The Programmable Interface Matrix’s 24,576 pins ensure that even highly complex memory devices can be tested with high parallelism and thus at lower cost.

Like our 93000 Series systems, our Versatest V5000 Series systems utilize liquid cooling technology that provides them with lower operating temperatures, greater system reliability, reduced operating costs, improved accuracy and speed and quieter and cooler operation than the traditional air cooling used in many of our competitors’ products. In addition to enabling our Versatest V5000 Series systems to utilize a relatively small amount of space on the semiconductor test floor and be quiet and cool in the operation compared to some of our competitors’ air cooled products, our liquid cooling technology enables the very high tester density, and hence the high parallelism of test, of our Versatest V5000 Series systems and our optional Programmable Interface Matrix.

Addressing unique challenges of multi-chip packages.   The rapid emergence of multi-chip packages, or MCPs, creates special testing challenges for memory device manufacturers in the final test of packaged devices. State-of-the-art consumer devices, especially mobile devices, continue to pack more functionality into smaller spaces. We are able to test concurrently the flash memory, SRAM and DRAM devices that are often stacked into a single multi-chip package. All of the memory types in an MCP must be tested, but each memory type requires very different test capabilities. We believe that competing test solutions providers cannot effectively or efficiently test all memory types in MCPs without multiple insertions of the devices, usually on different test systems. In these situations, the increased test time and test floor complexity can significantly increase the cost of test. The scalable “tester-per-site” architecture of our Versatest V5000 Series platform has allowed us to develop product enhancements and upgrades to enable our Versatest V5000 Series systems to test each MCPs with flash memory, SRAM and DRAM, the most common memory devices contained in MCPs, without repeated insertions, providing our customers with high tester utilization and lower cost of test. The Versatest V5000 Series platform’s scalable architecture and software tools shared across different test systems have further benefited MCP testing as programs previously created for testing single memories can be reused for testing the same type of memory on MCPs, reducing engineering time and thereby lowering overall cost of test.

Test and Application Expertise, Services and Support

Our worldwide service organization performs a wide variety of services for our customers including professional test expertise services and total system support and professional services. Professional services include value-added, proactive services such as yield optimization and test program development assistance. We deliver, on a global basis, expertise across a wide range of applications to assist our customers in quickly delivering new feature-rich products to the market. Systems support includes ongoing and reactive services such as repair, calibration and relocation as well as education and training.

We strive to provide high levels of support and service through the life-cycle of our products. To this end, generally we provide a standard one-year warranty which can be extended by our customers on an annual basis.

Introduction of New Platform Families

We believe that our test platforms are among the most highly scalable platforms in the semiconductor test industry. At the same time, in an effort to keep our test platforms as technologically advanced as possible, we have in the past introduced and expect to introduce in the future new test platforms, such as our introduction in 1999 of the 93000 Series platform which succeeded our 83000 Series platform. We also expect that from time to time we may make upgrades to our test platforms that are so significant that upgrading older platform versions through simply replacing the test processors will not be cost effective. While these new introductions and significant upgrades give our platforms a finite lifespan as the technology in devices being tested continues to advance, we generally provide continued support for our test platforms for a number of years after we have introduced a new or upgraded test platform and believe that we offer among the most scalable test platforms in the semiconductor test industry, enabling manufacturers to purchase only the amount and performance level of hardware that they are able to use while retaining the ability to upgrade that hardware as the need arises later.

Research and Development

Our scalable platform architectures provide for operating model efficiencies such as streamlined research and development and reduced total engineering headcount. Our research and development strategy focuses on designing test solutions that lower the overall cost of test for semiconductor designers and manufacturers. We strive to design high performance, low overall cost per test semiconductor test equipment that has high throughput, scalability and flexibility and is efficient to manufacture, easy to use and simple to support.

From our history as part of Agilent, which was part of HP until its spin-off in 1999, we have a legacy of introducing new and innovative designs to market. We have a highly structured approach to maximize research and development efficiency. A group of internal advisors formulates a long-term technology plan with clear objectives. Through our direct engagement with customers, high-priority projects are identified and appropriate resources are allocated. Engineering resources are organized by area of competence to effectively develop expertise and to share technologies across product lines.

Our primary development center for SOC/SIP/high-speed memory test solutions is in Boeblingen, Germany, and our primary development center for memory test solutions is in Cupertino, California. Our test processor and ASIC development is done in Colorado for both SOC/SIP/high-speed memory and memory test solutions, where we have a center of core competency in VLSI SOC design. The R&D team has years of experience in the semiconductor test industry, with many key personnel having over 20 years of experience in semiconductor test systems design.

Our expenditures for research and development for fiscal years 2006, 2005 and 2004 were $99 million, $101 million and $105 million, representing 12.7%, 22.1% and 17.3% of net revenue in each year, respectively. As part of our separation from Agilent, we have consolidated our R&D teams in Boebligen, Germany, for our principal SOC development activities and in Cupertino, California, for our memory test development activities. We believe this will help us concentrate on our technology innovation and decrease our time to market for new products.

Sales and Support

We employ a direct worldwide sales and support model that enables us to meet strategic support commitments. Our experienced sales personnel have the knowledge to address the technical benefits as well as the economic advantages of our systems. Our sales organization is tightly integrated with our services and support organization, which allows us to better understand our customers’ needs and to tailor solutions to meet those needs. We believe an ongoing service and support business is critical to providing sustained value to customers and maintaining customer loyalty.

We sell our products and services directly to our customers. We have established specialized sales and services teams to meet the needs of our different types of customers, including IDMs, subcontractors and fabless design companies. Our sales organization is structured to foster collaboration between us and our customers. This collaboration allows us to better address our customers’ semiconductor test needs and positions us to help IDMs find solutions to their outsourced provider requirements and to help introduce subcontractors to IDMs who may need their services. As of October 31, 2006, we had approximately 107 people in our sales organization with offices located in all of the major semiconductor manufacturing markets.

Applications engineers work as part of the sales team before a sale is made and assist customers in the use of the product after a sale is made. In the pre-sale role they provide in-depth technical communication with customers, writing complex test programs and performing demonstrations to show how our products solve specific test problems. Post-sale, our sales team assists in the creation of final test programs, and in the integration of the test cell into the customer’s environment. We believe that the quality of our applications sales force is a key differentiator in our ability to generate sales and provide customer satisfaction.

Our worldwide service organization represents approximately 33% of our total employee base. Our services organization is supported by a dedicated staff at our product development centers to address escalations when needed.

For our largest customers, we have dedicated global account managers with dedicated account teams. Account managers are responsible for both sales performance and customer satisfaction. We recognize that we must have strong, long-term customer relationships to grow our business over the semiconductor cycle. For that reason, each account manager is specifically responsible for the general relationship with the customer, including the coordination and preparation of technology roadmap exchanges. The account manager is also responsible for the support services for that account and achieving a high level of customer satisfaction.

Customers

Our customers are broadly distributed across geographic and product markets. In fiscal year 2006, one customer, ChipMos Technologies (Bermuda) Ltd., accounted for more than 10% of our net revenue. In fiscal year 2005, no single customer accounted for more than 10% of our net revenue. In fiscal year 2004, one customer, Spansion Inc., accounted for more than 10% of our net revenue.

We derive a significant percent of our net revenue from outside the North America. The following table illustrates the breakdown of our revenue by geography.

	2006	2005	2004
	($ in millions)
North America	$246	$124	$170
As a percent of total net revenue	31.6%	27.2%	28.0%
Europe	$48	$43	$65
As a percent of total net revenue	6.2%	9.4%	10.7%
Asia-Pacific, excluding Japan	$405	$195	$276
As a percent of total net revenue	52.0%	42.8%	45.5%
Japan	$79	$94	$96
As a percent of total net revenue	10.2%	20.6%	15.8%
Total net revenue	$778	$456	$607

Although we experienced strong revenues in North America in fiscal year 2006, we expect the trend of an increasing portion of our revenue coming from customers located in the Asia-Pacific region to continue as semiconductor manufacturing activities continue to concentrate in the Asia-Pacific region.

Manufacturing

Through June 2006, we relied upon two manufacturing models: a hybrid internal and contract manufacturing model for our 93000 Series products and a completely outsourced contract manufacturing model for our Versatest series products. In connection with our separation from Agilent in June 2006, we transitioned the manufacturing processes for the 93000 Series platform products that we previously conducted internally to Flextronics Telecom Services Ltd. (“Flextronics”). As a result of this transition, we now rely entirely on contract manufacturers. As of October 31, 2006, Flextronics is manufacturing our Versatest V5000 Series platform in China and our 93000 Series platform in Germany. The complete transfer of volume manufacturing of the 93000 Series platform to China is expected to occur in the first half of calendar 2007. Flextronics will continue to do limited early production runs of the 93000 Series platform in Germany. We expect this model to improve our ability to manage costs in a cyclical market, drive down inventory costs and exposure, improve our responsiveness to customer demand and place us closer to emerging markets.

We will continue to maintain direct relationships with our key component suppliers and to control procurement of critical system components. This will allow us to respond quickly to changes in market demand and assure availability of parts. Effective component procurement is also critical to product quality, manufacturing cycle time and cost. We believe that the timely availability of low-cost, quality components provided by our planning and procurements teams, coupled with the large and variable capacity of our contract manufacturers, is an effective manufacturing strategy for our cyclical market.

Our scalable platform architecture means we can reuse many component and subsystems in many different test system configurations. Component reuse helps us keep lower inventory levels, while helping us get better prices for the higher volumes of parts we buy. This is true both for the 93000 Series and the Versatest V5000 Series platforms.

Our quality assurance program focuses on continuous improvement in product quality. Engineering teams assess quality at critical manufacturing stages to identify potential problems. Manufacturing engineers work with our contract manufacturers to fine-tune the production process, improve quality and efficiency and solve problems as they arise. Customer service personnel extend the quality process into the field by monitoring the quality and reliability of systems at customer sites.

Competition

The market for semiconductor test systems is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. We face substantial competition throughout the world in each of our product areas. Our primary competitors include Advantest Corporation, Credence Systems Corporation, LTX Corporation, Nextest System Corporation, Teradyne, Inc. and Yokogawa Electric Corporation. We also compete with products developed internally by our customers.

The competitive factors affecting the market for our products include:

•       product performance, features and functionality;

•       price;

•       scalability;

•       flexibility;

•       reliability, technical service and support;

•       quality and availability of supporting software;

•       size of installed base; and

•       the level of training and customer support provided.

We believe that we compete effectively with our competitors on the basis of these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support. To be successful in the future, we believe that we must respond promptly and effectively to the challenges of technical change and our competitors’ innovations by continually enhancing our product offerings.

Employees

As of October 31, 2006, we had approximately 1,500 employees, of which approximately 450 were located in Europe, approximately 510 were located in Asia and approximately 540 were located in North America. Of our total employees, approximately 315 were principally dedicated to research and development, 340 were dedicated to sales, general and administrative, 680 were dedicated to customer service, marketing, applications and services and support and 165 were dedicated to manufacturing. Effective June 1, 2006, we transferred to Flextronics approximately 85 employees who were fully dedicated to manufacturing activities in Europe. As part of Agilent’s 2005 restructuring plan, we have terminated approximately 250 employees who were located primarily in the United States, which has impacted our headcount in each of the functional areas. We consider our relationship with our employees to be good. None of our domestic employees is represented by a labor union or covered by a collective bargaining agreement, although works councils exist in various foreign jurisdictions where we have employees.

Backlog

At October 31, 2006, and 2005, Verigy’s backlog of unfilled orders for products and services were as follows:

	Year Ended October 31,
	2006	2005
	(in millions)
Products backlog	$152	$100
Services backlog	97	75
Total backlog	$249	$175

We define products backlog as systems for which we have received purchase orders which we have not yet delivered but we expect to deliver within six months of our fiscal period end. Services backlog is defined as total outstanding orders for product support and services not yet rendered. We expect 80% of our services backlog as of October 31, 2006 to be fulfilled within twelve months of our fiscal year end.

While backlog is calculated on the basis of open orders, such orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering pattern of our customers and limitations in our manufacturing capacity.

Intellectual Property

We do not depend on any individual patent but, instead, rely on a combination of patents, copyrights, trademarks, trade secrets, know how, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose our competitive decision in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. We often rely on licenses of intellectual property useful for our business. We cannot be sure that these licenses will be available in the future on favorable terms or at all.

Financial Information About Geographic Areas

For information on the geographic concentration of our net revenues and long-lived assets, please see note 23 “Segment and Geographic Information” of our combined and consolidated financial statements.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http: //www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access our financial and certain other information at our Investor Relations website. The address is www.investor.verigy.com.

The charters of our Audit Committee, our Compensation Committee, our Nominating and Governance Committee, as well as our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at www.investor.verigy.com under “Documents and Charters”. This information is also available to shareholders by writing to the Company at the address on the cover of this Annual Report on Form 10-K.

Item 1A.                Risk Factors

A description of the risk factors associated with our business is set forth below. You should carefully consider the risks described below and the other information in this report before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.

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

•       migration of portions of certain activities to Asia;

•       migration to a completely outsourced manufacturing model; and

•       establishing and stabilizing a new, free-standing IT environment in conjunction with our recent separation from Agilent.

This initiative is multi-faceted and complex. Our management will continue to have to respond to a variety of risks related to the execution of this initiative, including the loss of key employees who desire more certain compensation structures or are unwilling or unable to relocate to different locations, the operational and administrative complexity associated with transitioning to new supply chain and manufacturing processes and the inherent intricacy of installing a new IT environment. If we fail to successfully implement these initiatives in full in a timely manner, or if they fail to generate significant cost savings, our business, financial condition, results of operations and cash flows would be materially adversely affected.

Our dependence on contract manufacturers and sole source suppliers and contract manufacturers and our transition to a completely outsourced manufacturing model may prevent us from delivering our products on a timely basis.

Through June 2006, we relied upon two manufacturing models: a hybrid internal and contract manufacturing model for our 93000 Series products and a completely outsourced contract manufacturing model for our Versatest series products. In connection with our separation from Agilent in June 2006, we transitioned the manufacturing processes for the 93000 Series products that we previously conducted internally to Flextronics. As a result of this transition, we now rely entirely on contract manufacturers.

Our current reliance on third-party manufacturers gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Moreover, because our products are very complex to manufacture, transitioning manufacturing activities from one location to another, or from one manufacturing partner to another, is complicated. Flextronics commenced production of our Versatest series products in China in July 2006 and assumed our manufacturing activities for the 93000 Series products in Germany in June 2006. The activities currently conducted by Flextronics in Germany are expected to be completely transitioned to China during the first half of calendar 2007. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. Should our contract manufacturers be unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship products and to realize the related revenues when anticipated could be materially impacted.

We rely on sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products, including custom integrated circuits, relays and other electronic components. One sole source supplier recently relocated its manufacturing activities to a new facility and, in connection with this transition, has experienced significant difficulties in meeting our requirements for components. Another sole source supplier has recently substantially extended the order lead times for the components we rely upon, and such components have become difficult to source in the market. While neither of these situations had a material impact on our results for fiscal year 2006, the failure of these or other sole source suppliers to meet our requirements in a timely manner could impair our ability to ship products and to realize the related revenues when anticipated which could adversely affect our business and operating results.

Our quarterly operating results may fluctuate significantly from period to period and this may cause our share price to decline.

In the past, we have experienced, and in the future we expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for a variety of reasons, including the risk factors described in this report. As a result of these and other risks, as well as our having been previously a wholly owned subsidiary of Agilent, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. In addition, sales of a relatively limited number of our test systems account for a substantial portion of our net revenue in any particular quarter. In contrast, our costs are relatively fixed in the short-term. Thus, changes in the timing or terms of a small number of transactions could disproportionately affect our operating results in any particular quarter. Moreover, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our shares.

Our business and operating results could be harmed by the highly cyclical nature of the semiconductor industry.

Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers. Historically, the semiconductor industry has been highly cyclical with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for semiconductor test equipment and services such as those we offer. These periods of reduced product and services demand have been characterized by excessive inventory levels, cancellation of customer orders and erosion of selling prices, as well as excessive semiconductor test capacity. As a consequence, during these periods, we have experienced significant reductions in customer orders for new test equipment, fewer upgrades to existing test equipment and less demand for our test services. We have also experienced order cancellations, delays in commitments and delays in collecting accounts receivable. Furthermore, because we have a high proportion of customers that are subcontractors, which during market downturns tend to reduce or cancel orders for new test systems and test services more quickly and dramatically than other customers, any downturn may cause a quicker and more significant adverse impact on our business than on the broader semiconductor industry. In addition, although a decline in orders for semiconductor capital equipment, including test equipment, may accompany or precede the timing of a decline in the semiconductor market as a whole, any recovery in spending for semiconductor capital equipment, including test equipment, may lag any recovery by the semiconductor industry.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services generally, including our test equipment and services. Consolidation in the semiconductor industry may increase this concentration. Accordingly, we expect that sales of our products will be concentrated with a limited number of large customers for the foreseeable future. We believe that our financial results will depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these potential customers. Even if we establish these relationships, our financial results will depend in large part on these customers’ sales and business results.

The loss of, or a significant reduction in the number of sales to, our significant customers could materially harm our business.

For fiscal year 2006, revenue from our top ten customers accounted for approximately 51.6% of our total net revenue, with one customer accounting for 10.1% of our total net revenue. In comparison, for fiscal year 2005, revenue from our top ten customers accounted for approximately 54% of our total net revenue, with no customer accounting for more than 10% of our total net revenue.

Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

•       a decision by our customers to purchase test equipment and services from our competitors;

•       a decision by our customers to pursue the development and implementation of self-testing integrated circuits or other strategies that reduce their need for our new or enhanced test equipment;

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

Generally, our customers may cancel orders with little or no penalty. Our business and operating results could be materially adversely affected by the loss of, or any reduction in orders by, any of our significant customers, particularly if we are unable to replace that lost revenue with additional orders from new or existing customers.

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

Our customers tend to make large purchases of our products on an inconsistent basis, rather than smaller purchases on a consistent basis, which makes it difficult to predict the timing of customer orders. Failure to accurately predict our customers’ varying ordering patterns may cause us to experience insufficient or excess product inventories. If our competitors are more successful than us at timing new product introductions and inventory levels to customers’ ordering patterns, we may lose important sales opportunities and our business and results of operations may be harmed.

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

The semiconductor design and manufacturing industry into which we sell our test equipment is characterized by rapid technological changes, frequent new product introductions, including upgrades to existing test equipment, and evolving industry standards. The success of our new or upgraded test equipment offerings will depend on several factors, including our ability to:

•       properly identify customer needs and anticipate technological advances and industry trends, such as the disaggregation of the traditional IDM semiconductor supply chain into fabless design companies, foundries and packaging, assembly and test providers;

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

We face substantial competition throughout the world in each of our product areas. Our most significant competitors historically have included Advantest Corporation, Credence Systems Corporation, LTX Corporation, Nextest Systems Corporation, Teradyne, Inc. and Yokogawa Electric Corporation. Many of our competitors have substantially greater financial resources, broader product offerings, more extensive engineering, manufacturing, marketing and customer support capabilities or a greater presence in certain countries than we do. We may have less leverage with component vendors than some of our competitors have. Also, some of our competitors have greater resources and may be more willing or able than we are to put capital at risk to win business. Price reductions by our competitors may force us to lower our prices. We also expect our current competitors to continue to improve the performance of their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future test equipment and services. Additionally, current and future competitors may introduce testing technologies, equipment and services, which may in turn reduce the value of our own test equipment and services. Any of these circumstances may limit our opportunities for growth and negatively impact our financial performance.

We may face competition from Agilent in the future.

Pursuant to the intellectual property matters agreement between us and Agilent, except as described below, for a period of three years after the date in which Agilent distributes to its stockholders all of our ordinary shares that it holds, Agilent agreed not to develop, manufacture, distribute, support or service automated semiconductor test systems for providing high-volume functional test of ICs (including memory and high speed memory devices and SOCs) or SIPs, or components for such products. However, during this three-year period, Agilent may compete with us with respect to:

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

While none of these areas has provided material revenue to us in the past, nor are they expected to become areas of our focus for the near future, we can provide no assurance that the limitations contained in the intellectual property matters agreement, which was entered into in the context of a parent-subsidiary relationship and may be less favorable to us than if it had been negotiated between unaffiliated third parties, will be effective at protecting us from competition from Agilent.

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

Although under the intellectual property matters agreement Agilent transferred all of the intellectual property rights Agilent held that relate exclusively to our products to us, Agilent retained and only licensed to us the intellectual property rights to underlying technologies used in both our products and the products of Agilent. Under the agreement, Agilent remains free to use the retained underlying technologies without restriction (other than as described above with respect to the three-year non-compete period).

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

Third parties may compete with us by using intellectual property that Agilent licensed to us under the intellectual property matters agreement.

Under the intellectual property matters agreement, Agilent retained and only licensed to us the intellectual property rights to underlying technologies used in both our products and the products of Agilent. Under the agreement, Agilent remains free to license the intellectual property rights to the underlying technologies to any party, including our competitors. Any unaffiliated third party that is licensed to use such retained intellectual property would not be subject to the non-competition provisions of the intellectual property matters agreement and could compete with us at any time using the underlying technologies. The intellectual property that Agilent retained and that can be licensed in this manner does not relate solely or primarily to one or more of our products, or groups of products; rather, the intellectual property that Agilent licensed to us is generally used broadly across our entire product portfolio. Competition by third parties using the underlying technologies retained by Agilent could harm our business and operating results.

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

Intellectual property rights are difficult to enforce in the certain countries, which may inhibit our ability to protect our intellectual property rights or those of our suppliers and customers in those countries.

Commercial law in certain countries is relatively undeveloped compared to the commercial law in the U.S. Limited protection of intellectual property is available under local law. Consequently, operating in certain countries may subject us to an increased risk that unauthorized parties may attempt to copy or otherwise obtain or use our intellectual property or the intellectual property of our suppliers, customers or business partners. We cannot assure you that we will be able to protect our intellectual property rights or those of our suppliers and customers or have adequate legal recourse in the event that we encounter difficulties with infringements of intellectual property under local law.

Our brand identity is still relatively new in the marketplace, which could cause our product sales to suffer, and continuing to build our brand identity will require significant amounts of time and resources.

Prior to our separation from Agilent in June 2006, we conducted our business under Agilent’s brand name. Since our separation, we have conducted our business under the “Verigy” brand name. We believe that, historically, sales of our products have benefited from the use of the “Agilent” brand name. Our customers and suppliers, as well as potential employees we are trying to recruit, may not recognize the “Verigy” brand name, which could negatively influence their business decisions concerning us. We need to continue to expend significant time, effort and resources to establish the “Verigy” brand name in the marketplace. We cannot guarantee that this effort will ultimately be successful. If our effort to establish a new brand identity is unsuccessful, our business, financial condition and results of operations may suffer.

Our executive officers and certain key personnel are critical to our business.

Our future operating results will depend substantially upon the performance of our executive officers and key personnel, some of whom are relatively new to our business. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, application engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. Our business is particularly dependent on expertise which only a very limited number of engineers possess and it may be increasingly difficult for us to hire personnel over time. We operate in several geographic locations, including parts of Asia and Silicon Valley, where the labor markets, especially for application engineers, are particularly competitive. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees, particularly engineers.

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

We are in the process of implementing the governance and accounting practices and policies required of a company publicly-traded in the United States and incorporated in Singapore. Any delay in implementing such governance and accounting practices and policies could harm our business.

Prior to becoming a stand alone company, we relied on the financial resources and the administrative and operational support systems of Agilent to operate our business. In conjunction with our separation from Agilent, we have separated our assets from those of Agilent and created our own financial, administrative, operational and other support systems or contract with third parties to replace Agilent’s systems. Many of the new systems, including our enterprise resource planning (“ERP”) system, have been in effect only since the separation date. We have experienced, and expect to continue to experience periodic interruptions in our ERP system, and it may take additional time to fully implement and stabilize the ERP system as well as other support systems.

As a publicly-traded company in the United States, we are subject to many rules and regulations, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. We are also required to comply with the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations implemented thereunder. We are required to comply with Section 404 of the Sarbanes-Oxley Act, beginning with our fiscal year ending October 31, 2007. While we are diligently developing the systems, procedures and processes to enable us to fully meet the requirements associated with being publicly traded in the United States, we may encounter problems or delays in completing these activities. Any failure on our part to meet the requirements of operating as a publicly-traded company could jeopardize our ability to produce reliable financial statements, subject us to disciplinary proceedings by the SEC or the Nasdaq Global Select Market, cause investors to lose confidence in the accuracy and reliability of our financial reporting, or otherwise harm our business or results of operations.

Our results could be adversely affected if we do not comply with certain operating conditions agreed to with the Singapore authorities. In addition, our new legal structure could cause our effective tax rate to vary significantly from period to period, and we could owe significant taxes even during periods when we experience low operating profit or operating losses.

We have negotiated tax incentives with the Singapore Economic Development Board, an agency of the Government of Singapore, which have been approved by Singapore’s Ministry of Finance and Ministry of Trade and Industry. Under the incentives, a portion of the income we earn in Singapore during 10- to 15-year incentive periods is subject to reduced rates of Singapore income tax. The Singapore corporate income tax rate that would apply, absent the incentives, is 20%. In order to receive the benefit of the incentives, we must develop and maintain in Singapore certain functions such as procurement, financial services, order management, credit and collections, spare parts depot and distribution center, a refurbishment center and regional activities like an application development center. In addition to these qualifying activities, we must hire specified numbers of employees and maintain minimum levels of investment in Singapore. We have from 2- to 9-years to phase-in the qualifying activities and to hire the specified numbers of employees. If we do not fulfill these conditions for any reason, our incentive could lapse, our income in Singapore would be subject to taxation at higher rates, and our overall effective tax rate could be between five and ten percentage points higher than would have been the case had we maintained the benefit of the incentives.

In addition, our effective tax rate may vary significantly from period to period because, for example, we may owe significant taxes in jurisdictions other than Singapore during periods when we are profitable in those jurisdictions even though we may be experiencing low operating profit or operating losses on a consolidated basis. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, as well as discrete events, such as settlements of future audits. Certain combinations of these factors could cause us to owe significant taxes even during periods when we experience low income before taxes or loss before taxes.

We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographies outside of the United States.

Since we sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenue from customers in Japan accounted for approximately 10.2%, 20.6% and 15.8% of total net revenue for fiscal years 2006, 2005 and 2004, respectively. Revenue from customers in Singapore accounted for approximately 48.3%, 39.5% and 42.7% for fiscal years 2006, 2005 and 2004, respectively, and revenue from customers in other countries in Asia accounted for approximately 3.7%, 3.3% and 2.8% of total net revenue for fiscal years 2006, 2005 and 2004, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including establishing our headquarters in Singapore and transitioning our contract manufacturing processes to Flextronics in China.

Our international activities subjects us to a number of risks associated with conducting operations internationally, including:

•       difficulties in managing geographically disparate operations;

•       potential greater difficulty and longer time in collecting accounts receivable from customers located abroad;

•       difficulties in enforcing agreements through non-U.S. legal systems;

•       unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

•       political and economic instability, civil unrest or war;

•       terrorist activities and health risks such as ‘bird flu’ and SARS that impact international commerce and travel;

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

In addition, we are exposed to foreign currency exchange movements versus the U.S. dollar, particularly in the Japanese Yen. With respect to revenue, our primary exposure exists during the period between execution of a purchase order denominated in a foreign currency and collection of the related receivable. During this period, changes in the exchange rates of the foreign currency to the U.S. Dollar will affect our revenue, cost of sales and operating margins and could result in exchange gains or losses. While a significant portion of our purchase orders to date have been denominated in U.S. Dollars, competitive conditions may require us to enter into an increasing number of purchase orders denominated in foreign currencies. We incur a variety of costs in foreign currencies, including some of our manufacturing costs, component costs and sales costs. Therefore, as we expand our operations in Asia, we may become more exposed to a strengthening of currencies in the region against the U.S. dollar. We cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging gains or losses. As a result, we are exposed to greater risks in currency fluctuations.

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

The historical financial statements prior to June 1, 2006, have been derived from the combined and consolidated financial statements of Agilent and do not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our combined and consolidated financial statements include an allocation for certain corporate functions historically provided by Agilent, including centralized legal, accounting, tax, treasury, information technology and other corporate services and infrastructure costs, which we believe are reasonable reflections of the historical utilization levels of these services in support of our business. The historical financial information is not necessarily indicative of our future results of operations, financial position, cash flows or costs and expenses. We did not make adjustments to periods prior to our separation from Agilent to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Agilent, including changes in our employee base, changes in our legal structure, potential increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being an independent publicly traded company.

Our tax sharing agreement with Agilent may require us to indemnify Agilent for certain tax liabilities, including liabilities that may arise in connection with a distribution of our ordinary shares by Agilent, and may limit our ability to obtain additional financing or participate in future acquisitions.

Under our tax sharing agreement with Agilent, we and Agilent agreed to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, under the tax sharing agreement we are responsible for taxes relating to our business that arise after our separation from Agilent.

Agilent’s distribution of our ordinary shares to its stockholders was intended by Agilent to qualify as a distribution subject to Section 355 of the Internal Revenue Code of 1986, as amended. Under our tax sharing agreement with Agilent, we are obligated to indemnify Agilent for any taxes imposed on Agilent under Section 355(e) of the Code arising as a result of our actions. If we are required to indemnify Agilent for additional taxes imposed on Agilent with respect to the distribution of our ordinary shares to its stockholders, our results of operations may be materially impaired.

We are subject to certain covenants that restrict our ability to obtain additional financing or to engage in acquisition or disposition transactions for a period of two years after the distribution.

Our ability to obtain additional financing or to engage in transactions that would result in a change in control of Verigy is limited by the intellectual property matters agreement and the tax sharing agreement that we entered into with Agilent as part of our separation. Specifically, under the intellectual property matters agreement, Agilent’s consent is required for us to transfer intellectual property rights we have licensed from Agilent, which may act as a deterrent to an acquisition of us by a third party. Under our tax sharing agreement with Agilent, for two years following the distribution, we are subject to certain covenants that are intended to ensure that the distribution of our ordinary shares by Agilent is not fully taxable to Agilent. Those covenants require us to obtain the consent of Agilent (which cannot be unreasonably withheld) before we can:

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

The restrictive covenants in our tax sharing agreement with Agilent restrict our ability to obtain additional financing or to engage in acquisition or disposition transactions for a period of two years after the distribution, even if the financing or transaction might be in the best interest of our shareholders. If we breach those covenants, we may incur substantial additional liabilities and may be exposed to costly and time-consuming litigation.

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

Some of our executive officers own Agilent common stock and options to purchase Agilent common stock. In addition, one of our directors is an executive officer of Agilent and owns Agilent common stock and options to purchase Agilent common stock. Ownership of Agilent common stock and some of our officers, ownership of Agilent common stock and options to purchase Agilent common stock by one of our directors and the presence of an executive officer of Agilent on our board of directors could create, or appear to create, potential conflicts of interest and other issues with respect to their fiduciary duties to us when our directors and officers are faced with decisions that could have different implications for Agilent than for us.

Risks Related to the Securities Markets and Ownership of Our Ordinary Shares

Our securities have a limited trading history, and the price of our ordinary shares may fluctuate significantly.

There has been a public market for our ordinary shares for a short period of time. An active public market for our ordinary shares may not develop or be sustained, which would adversely impact the liquidity and market price of our ordinary shares. The market price of our ordinary shares may fluctuate significantly. Among the factors that could affect the market price of our ordinary shares are the risk factors described in this section and other factors including:

•       changes in expectations as to our future financial performance, including financial estimates or publication of research reports by securities analysts;

•       strategic moves by us or our competitors, such as acquisitions or restructurings;

•       announcements of new products or technical innovations by us or our competitors;

•       actions by institutional shareholders; and

•       speculation in the press or investment community.

We may become involved in securities litigation that could divert management’s attention and harm our business.

The stock market in general, and The Nasdaq Global Select Market and the securities of semiconductor capital equipment companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. Further, the market prices of securities of semiconductor test system companies have been particularly volatile. These market and industry factors may materially harm the market price of our ordinary shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Such litigation, whether or not meritorious, could result in the expenditure of substantial funds, divert management’s attention and resources, and harm our reputation in the industry and the securities markets, which would reduce our profitability and harm our business.

It may be difficult for investors to affect service of process within the United States on us or to enforce civil liabilities under the federal securities laws of the United States against us.

We are incorporated in Singapore under the Companies Act, Chapter 50 of Singapore, or Singapore Companies Act. Some of our officers and directors reside outside the United States. A substantial portion of our assets is located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us. Similarly, investors may be unable to enforce judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States against us in U.S. courts. Judgments of U.S. courts based upon the civil liability provisions of the federal securities laws of the United States are not directly enforceable in Singapore courts and are not given the same effect in Singapore as judgments of a Singapore court. Accordingly, there can be no assurance as to whether Singapore courts will enter judgments in actions brought in Singapore courts based upon the civil liability provisions of the federal securities laws of the United States.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We have entered into long term lease arrangements for our corporate headquarters in Singapore, our U.S. headquarters in Cupertino, California, and our Boeblingen, Germany facility. We have also entered into long term lease arrangements for our ASIC development office in Colorado as well as other sales and support facilities around the world.

Our corporate headquarters are located at No. 1 Yishun Avenue 7, Singapore. Our U.S. headquarters offices are located at 10100 N. Tantau Avenue, Cupertino, CA.

The following table provides certain information as to Verigy’s general offices and manufacturing facilities:

Region	Description	Principal Location	Major Activity+	Total Leased Square Footage
		• Austin, TX	(3)(4)	18,487
		• Burlington, MA	(3)	3,182
		• Cupertino, CA	(1)(2)(3)(4)	100,491
Americas	6 Leased Facilities	• Englewood, CO	(4)	3,253
		• Ft. Collins, CO	(2)	10,900
		• San Diego, CA	(3)	4,387
		• Chungli, Taiwan	(2)(3)(4)	19,711
		• Hachioji, Japan	(2)(3)	21,686
		• Hsinchu, Taiwan	(2)	3,309
		• Kaohsiung, Taiwan	(3)	4,985
Asia	8 Leased Facilities	• Osaka, Japan	(3)	2,368
		• Seoul, Korea	(3)	14,161
		• Shanghai, China	(2)(3)	48,212
		• Yishun, Singapore	(1)(2)(3)(4)	32,744
		• Boeblingen, Germany	(2)(3)	162,590
		• Grenoble, France	(3)	2,465
Europe	4 Leased Facilities	• Milan, Italy	(3)	2,048
		• Paris, France	(3)	1,755

+                Major activities are categories as follows:

(1)          Corporate Administration

(2)          Research and Development

(3)          Sales, Support, and Marketing

(4)          Business / Call Center

We believe that all of our facilities are in good condition, are well maintained and are able to operate at present levels.

Item 3.                        Legal Proceedings

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our combined and consolidated financial position, results of operations, or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2006, there were no matters submitted to a vote of securities holders, through the solicitation of proxies or otherwise.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

Our ordinary shares are listed on The Nasdaq Global Select Market with the ticker symbol “VRGY”. For the 2006 fiscal year, The Nasdaq Global Select Market reported the high and low prices per quarter as follows:

Fiscal Year 2006	High	Low
First Quarter (ended January 31, 2006)	Not Applicable	Not Applicable
Second Quarter (ended April 30, 2006)	Not Applicable	Not Applicable
Third Quarter (ended July 31, 2006)	$16.50	$13.55
Fourth Quarter (ended October 31, 2006)	$19.52	$14.37

As of October 31, 2006, there were 37,811 shareholders of record of our ordinary shares. The closing share price for our ordinary shares on October 31, 2006, as reported by The Nasdaq Global Select Market, was $16.80 per share.

We have not paid any dividends to date, and we currently intend to retain any future income to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Item 6.                        Selected Financial Data

SELECTED FINANCIAL DATA

The selected financial data set forth below is derived in part from and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and related notes thereto included elsewhere in this report on Form 10-K. We have derived our combined and consolidated statement of operations data for the fiscal years ended October 31, 2006, 2005, and 2004, and combined and consolidated balance sheet data as of October 31, 2006 and 2005 from the audited combined and consolidated financial statements included elsewhere in this Form 10K. The combined statement of operations data for the fiscal year ended October 31, 2003 and 2002 and combined balance sheet data as of October 31, 2004, 2003, and 2002 were derived from our unaudited financial statements that are not included in this report on Form 10K. Historical results are not necessarily indicative of results to be expected for future periods and may not reflect what our financial position and results of operations would have been had we been a separate, stand-alone entity during the historical periods presented.

	Fiscal Year Ended October 31, 2006
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)
Combined and Consolidated Statement of Operations Data:
Net revenue:
Products	$646	$355	$501	$452	$407
Services	132	101	106	88	91
Total net revenue	778	456	607	540	498
Cost of sales:
Cost of products	331	228	263	233	197
Cost of services	97	88	91	76	70
Total cost of sales	428	316	354	309	267
Gross profit	350	140	253	231	231
Operating expenses:
Research and development	99	101	105	97	96
Selling, general and administrative	149	134	139	148	154
Restructuring charges	17	7	4	11	11
Separation costs	69	3	—	—	—
Total operating expenses	334	245	248	256	261
Income (loss) from operations	16	(105)	5	(25)	(30)
Other income (expense), net	5	(1)	1	2	—
Income (loss) before taxes	21	(106)	6	(23)	(30)
Provision for taxes	21	13	14	5	61
Net loss	$—	$(119)	$(8)	$(28)	$(91)
Basic and diluted net loss per share	$—	$(2.38)	$(0.16)	$(0.56)	$(1.82)
Weighted average shares (in thousands) used in computing basic and diluted net loss per share	53,356	50,000	50,000	50,000	50,000

	October 31,
	2006	2005	2004	2003	2002
	(in millions)
Consolidated Balance Sheet Data :
Cash and cash equivalents and short-term investments	$300	$—	$—	$—	$—
Working capital	$300	$41	$69	$123	$118
Total assets	$674	$260	$265	$309	$290
Shareholders’ equity	$389	$87	$119	$169	$158

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Basis of Presentation and Separation from Agilent

The accompanying financial data for fiscal years 2006, 2005, and 2004 has been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. For a full understanding of our financial position and results of operations, this discussion should be read in conjunction with the combined and consolidated financial statements and related notes presented in this report on Form 10-K.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

On June 16, 2006, we completed our initial public offering and became a separate stand-alone publicly-traded company and became incorporated in Singapore. Amounts included in the accompanying combined and consolidated financial statements are expressed in U.S. dollars.

Prior to June 1, 2006, we operated as part of Agilent, and not as a stand-alone company. Therefore, since Verigy had no separate existence prior to June 1, 2006, there were no financial statements prepared prior to June 1, 2006. The accompanying combined and consolidated financial statements have been derived in accordance with accounting principles generally accepted in the United State (“U.S.”). Financial statements prior to June 1, 2006, were derived from the accounting records of Agilent, using the historical basis of assets and liabilities of Verigy and differ from Agilent’s “STS” segment disclosures under SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.”

Verigy and Agilent entered into a master separation and distribution agreement prior to the completion of our initial public offering that contains the key provisions relating to the separation and, Agilent’s distribution of its Verigy ordinary shares to its stockholders, which occurred on October 31, 2006. The master separation and distribution agreement describes generally the agreements and other documents that were delivered on the separation date, including the ancillary agreements. These ancillary agreements include the general assignment and assumption agreement, the tax sharing agreement, the employee matters agreement, the intellectual property matters agreement, the manufacturing trademark license agreement and the transition services agreement.

Our business generated cash from operations of $164 million during fiscal year 2006, while our business required a net investment of $74 million from Agilent for the 2005 fiscal year because our cash from operations was not sufficient to cover our operating expenses. Prior to our separation, Agilent historically used a centralized approach to cash management and financing of its operations. As such, none of the cash, cash equivalents or debt at the Agilent corporate level is reflected in our combined and consolidated financial statements prior to June 1, 2006.

Effective June 2, 2006, we entered into a $25 million short-term revolving credit facility with Agilent to allow us to fund our operations prior to the closing of our initial public offering. We have since repaid Agilent the amounts owed under this facility out of the net proceeds from our initial public offering, and the credit facility has been terminated.

Historically, we have received substantial management and shared administrative services from Agilent and have engaged in certain intercompany transactions with Agilent. Prior to our separation from Agilent, we relied on Agilent for substantially all of our operational and administrative support. The combined and consolidated financial statements include allocations of certain Agilent corporate expenses, including information technology resources and support; finance, accounting, and auditing services; real estate and facility management services; human resources activities; certain procurement activities; and treasury services, customer contract administration, legal advisory services, and central research services.

We also historically benefited from license agreements that Agilent entered into with third parties related to intellectual property.

Management believes the assumptions and allocations underlying the combined and consolidated financial statements are reasonable and appropriate under the circumstances. The expenses and cost allocations have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented.

The amounts recorded for these transactions and allocations are not, however, necessarily representative of the amounts that would have been incurred had we been a separate, stand-alone entity that operated independently of Agilent. Our results of operations after our separation from Agilent include costs and expenses for us to operate as a stand-alone company. In addition, costs incurred subsequent to our separation include costs for transition services provided to us by Agilent under service level agreements, and consequently, we expect future costs and expenses to be different than our historical results of operations. We expect that we will continue to incur significantly higher expenses such as audit fees, costs to maintain our corporate functions such as tax, treasury, and investor relations, and costs to comply with regulatory requirements. The results of operations do not include a full year’s impact of these costs or other costs such as those related to costs to maintaining a board of directors, internal audit department, or SEC reporting department and other costs to comply with the Sarbanes-Oxley Act and other internal control requirements. Accordingly, the combined and consolidated financial statements for these periods may not be indicative of our future results of operations, financial position or cash flows.

Business Summary

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. As part of our single scalable platform strategy, we develop and offer performance and capability enhancements to our platforms as part of our product development roadmap. We offer a single platform for each of the two general categories of devices being tested: our 93000 Series platform, designed to test SOCs, SIPs and high-speed memory devices, and our Versatest V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages. We also provide a range of services that assist our customers in quickly and cost effectively delivering the innovative, feature-rich products demanded by their end users.

More than a decade ago, we introduced the concept of scalable platform architecture for semiconductor testing, and we are continuing to capitalize on the benefits of that strategy today. Our scalable platform architecture provides us with internal operating model efficiencies such as reduced research and development costs, engineering headcount, support requirements and inventory risk.

We sell our products and services directly to a wide range of customers, including integrated device manufacturers, or IDMs, test subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies. We have a broad installed customer base, having sold over 1,400 of our 93000 Series systems and over 2,300 of our Versatest Series systems.

Overview of Results

In fiscal year 2006, one customer, ChipMos Technologies (Bermuda) Ltd., accounted for more than 10% of our net revenue. In fiscal year 2005, no single customer accounted for more than 10% of our net revenue. In fiscal year 2004, one customer, Spansion Inc., accounted for more than 10% of our net revenue.

We derive a significant percentage of our net revenue from outside North America. Net revenue from customers located outside of North America represented 68.4%, 72.8%, and 72.0% of total net revenue in fiscal years 2006, 2005, and 2004, respectively. Net revenue from customers located in the Asia-Pacific region (excluding Japan) represented 52.0%, 42.8%, and 45.5% of total net revenue in fiscal years 2006, 2005, and 2004, respectively. Net revenue from customers located in Japan represented 10.2%, 20.6%, and 15.8% of total net revenue in fiscal years 2006, 2005, and 2004, respectively. Net revenue from customers located in Singapore represented 48.3%, 39.5%, and 42.7% of total net revenue in fiscal years 2006, 2005, and 2004, respectively. Although our revenues in North America were strong in fiscal year 2006, we expect the trend of an increasing portion of our revenue coming from customers located in the Asia-Pacific region to continue as semiconductor manufacturing activities continue to concentrate in the Asia-Pacific region.

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had and will have significant impacts on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor industry. Historically, these demand fluctuations have resulted in significant variations in our results of operations. Upturns and downturns in the semiconductor industry in recent years have generally affected the semiconductor test equipment and services industry more significantly than the overall capital equipment sector. Furthermore, we sell to a variety of customers, including subcontractors. Because we sell to subcontractors, which during market downturns tend to reduce or cancel orders for new test systems and test services more quickly and dramatically than other customers, any downturn may cause a quicker and more significant adverse impact on our business than on the broader semiconductor industry. In addition, although a decline in orders for semiconductor capital equipment may accompany or precede the timing of a decline in the semiconductor market as a whole, recovery in semiconductor capital equipment spending may lag the recovery by the semiconductor industry.

In order to enhance our ability to maintain financial strength in a cyclical business environment and as part of our separation from Agilent, we initiated a restructuring plan in 2005, as part of Agilent’s 2005 restructuring plan, which involves reducing our workforce and consolidating facilities. Under the 2005 restructuring plan, we recorded a $24 million charge in the fiscal year 2006, compared to a $8 million charge in fiscal year 2005. As part of our agreements with Agilent, Agilent will pay for these restructuring costs and expenses related to the 2005 restructuring plan. We expect to record restructuring-related charges in the range of $2 to $3 million during the first half of fiscal year 2007. The anticipated reduction in our operating costs associated with headcount reductions, of approximately 300 people, and facility consolidations will be offset in part by the addition of approximately 100 people in lower cost locations where we will be continuing operations. Consequently, we expect the cumulative effect of these actions to significantly lower our cost of ongoing operations when compared to historical levels.

In addition, in connection with our separation from Agilent, we incurred separation costs such as information technology set-up costs, consulting, legal and other professional fees and other separation related costs. For fiscal year 2006, we incurred $83 million in separation costs, of which approximately $8 million were recorded in costs of sales, compared to $3 million of total separation costs in fiscal year 2005, with no expenses recorded in cost of sales. In fiscal year 2006, these separation costs were partially offset by a net curtailment and settlement gain (pertaining to Agilent’s U.S. Retirement and Post Retirement Benefit Plans) of approximately $10 million, of which $4 million was recorded in cost of sales. Also, during fiscal year 2006, we invested in a new enterprise resource planning (“ERP”) system and capitalized approximately $20 million, as well as new site set up and leasehold improvements costs for our new U.S. headquarter facilities, where we capitalized approximately $8 million. All separation-related costs which were incurred as of the separation date remained as Agilent liabilities, while separation costs incurred after the separation date are Verigy’s liabilities. We anticipate separation-related costs in the range of $2 to $3 million during the first half of fiscal year 2007.

Through June 2006, we relied upon two manufacturing models: a hybrid internal and contract manufacturing model for our 93000 Series products and a completely outsourced contract manufacturing model for our Versatest series products. In connection with our separation from Agilent in June 2006, we transitioned the manufacturing processes for the 93000 Series products that we previously conducted internally to Flextronics Telecom Services Ltd. (“Flextronics”). As a result of this transition, we now rely entirely on contract manufacturers. Flextronics commenced production of our Versatest series products in China in July 2006 and assumed our manufacturing activities for the 93000 Series products in Germany in June 2006. The activities currently conducted by Flextronics in Germany are expected to be transitioned to China during the first half of calendar 2007. Flextronics will continue to do limited early production runs of the 93000 Series platform in Germany. We expect this manufacturing model to improve our ability to manage costs in a cyclical market, drive down inventory costs and exposure, improve our responsiveness to customer demand and place us closer to emerging markets.

We believe that relying upon independent contract manufacturers will decrease our fixed costs and better position us to respond to changes in the demand for our products. With our selection of Flextronics as our primary independent manufacturing supplier, we are leveraging their worldwide processes, tools and infrastructure and are expanding our manufacturing in Asia, where Flextronics already has a significant capability for manufacturing complex technologies. As a result of this outsourcing arrangement, we expect to lower our fixed costs by reducing our capital investments and manufacturing equipment and by reducing the size of our manufacturing work force located in high-cost geographies. In addition, we expect to reduce our material costs by leveraging Flextronics’ supply chain expertise and securing local suppliers. As a result of these actions, we expect to have improved gross margins and a reduced level of inventory and equipment when compared to historical levels.

In connection with engaging with Flextronics as our primary contract manufacturer, Agilent, acting on our behalf, signed several asset purchase agreements with Flextronics in connection with the transfer of our manufacturing activities as well as a global manufacturing services agreement. Upon the separation, Verigy assumed all of Agilent’s rights and obligations under the agreements with Flextronics. Effective June 1, 2006, we sold to Flextronics approximately $19 million of raw material inventory and approximately $2 million of machinery and equipment for approximately net book value. In addition, we paid Flextronics $1.5 million for transition-related services, which we are recognizing as an expense ratably over the manufacturing contract period of approximately 4 years. Also, in connection with these agreements, Flextronics paid us $1.5 million on October 19, 2006, and will pay us an additional $1.5 million in the first quarter of fiscal year 2007, that we will defer and recognize ratably over the manufacturing contract period.

In connection with the transfer of our manufacturing activities to Flextronics, we transferred approximately 85 employees to Flextronics and Flextronics assumed certain pension and other employee liabilities associated with these employees. On July 14, 2006, we reimbursed Agilent approximately $7 million for payments that Agilent had made to Flextronics, on our behalf, related to future severance, pension and flexible time off liabilities associated with employees transferred to Flextronics under the various Flextronics asset purchase agreements described elsewhere in this report on Form 10-K. On September 19, 2006, we also paid Flextronics approximately $1 million for pension and flexible time off liabilities in accordance with the Flextronics agreements. Also, we have potential future obligations of approximately $2 million associated with these transferred employees. We have deferred approximately $5 million of severance costs and are recognizing them ratably over the employees’ period of service until the respective dates of the employees’ termination from Flextronics. During fiscal year 2006, we recorded $1.8 million of these charges in our cost of products.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our combined financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and of actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes.

Revenue recognition.   Consistent with the SEC’s Staff Accounting Bulletin No. 104, or “SAB 104,” we recognize revenue on the sale of semiconductor test equipment when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when service has been performed. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. We consider arrangements with extended payment terms beyond 90 days not to be fixed or determinable, unless they are secured under a letter of credit arrangement guaranteed by a reputable financial institution, and accordingly we defer such revenue until amounts become due. At the time we take an order, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. To the extent that a contingent payment exceeds the fair value of the undelivered element, we defer the contingent payment.

Our product revenue is generated predominantly from the sales of various types of test equipment. Software is embedded in many of our test equipment products, but the software component is considered to be incidental. For revenue arrangements that include multiple elements, we recognize revenue in accordance with EITF 00-21. For products that include installation, if we have previously successfully installed similar equipment at the same customer location, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services includes extended warranty, customer support, consulting, training, and education services. Service revenue is deferred and recognized over the contractual period or as services are rendered to the customer. For example, customer support contracts are recognized ratably over the contractual period, while training revenue is recognized as the training is provided to the customer. In addition, all of the revenue recognition criteria described above must be met before service revenue is recognized. We use objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition have been met for each element. In the absence of objective evidence of fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines fair value.

Restructuring and asset impairment charges.   We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring charges are workforce reductions, consolidating facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to eliminate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for elimination of excess facilities when we have vacated the premises. Asset impairments primarily consist of property, plant and equipment associated with excess facilities being eliminated, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the property, plant and equipment. The charges associated with consolidating facilities and asset impairment charges incurred by Agilent were allocated to Verigy to the extent the underlying benefits related to our business. These estimates were derived using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”), Emerging Issues Task Force 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and lastly, SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) which was effective for exit and disposal activities initiated after December 31, 2002. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

Inventory valuation.   We assess the valuation of our inventory, including demonstration inventory, on a quarterly basis based upon estimates about future demand and actual usage. To the extent that we determine that we are holding excess or obsolete inventory, we write down the value of our inventory to its net realizable value. Such write-downs are reflected in cost of products and can be material in amount. For example, we recorded a net charge of $18 million in fiscal year 2005 for excess and obsolete inventory. Our inventory assessment involves difficult estimates of future events and, as a result, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of products and higher income from operations than expected in that period. Excess and obsolete inventory resulting from shifts in demand or changes in market conditions for raw materials and components can result in significant volatility in our costs of products.

In our inventory valuation analysis, we also include inventory that we could be obligated to purchase from our suppliers based on our production forecasts. To the extent that our committed inventory purchases exceed our forecasted productions needs, we write down the value of those inventories by taking a charge to our cost of products and increasing our supplier liability.

Warranty.   We generally provide a one-year warranty on products commencing upon installation or delivery. We accrue for warranty costs in accordance with Statement of Financial Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), based on historical trends in warranty charges as a percent of gross product shipments. Estimated warranty charges are recorded within cost of products at the time revenue is recognized and the liability is reported in other current liabilities on the combined balance sheet. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. For some products we also offer extended warranties beyond one year. Costs associated with our extended warranty contracts beyond one year are expensed as incurred.

Separation costs.   Separation costs are one-time internal and external spin-off related costs, such as information technology set-up costs and consulting and legal and other professional fees.

Share-based compensation.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted shares and stock appreciation rights. SFAS No. 123(R), which became effective for us beginning in the first quarter of fiscal year 2006, superseded our prior accounting for SBP awards under APB No. 25 and requires us to recognize compensation expense for all SBP awards based on fair value. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) relating to the adoption of SFAS No. 123(R). With respect to valuing SBP awards outstanding at the time of adoption of SFAS No. 123(R), we used the modified prospective transition method using the Black-Scholes option pricing model. Our estimate of compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We will recognize SBP compensation expense for awards issued after November 1, 2005 on a straight-line basis over the vesting period of the award. For awards issued prior to November 1, 2005 by Agilent, we will recognize SBP compensation expense based on FASB Interpretation 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25,” which provides for accelerated expensing. Effective the distribution date, unvested Agilent stock options held by Verigy employees from the distribution date were terminated. All vested Agilent options held by Verigy employees at the distribution date remained as Agilent options and were not replaced with Verigy equity awards. Exercise of Agilent stock options by Verigy employees has no impact on our financial statements nor on our outstanding ordinary shares. To the extent that the Agilent options were not vested as of the distribution date, Verigy has replaced the Agilent options with new Verigy options based on the following ratio: average price of Agilent common stock on October 30, 2006 (the date prior to the distribution date), divided by the average price of Verigy ordinary shares on October 31, 2006 (the day of the distribution). Approximately 2.2 million replacement Verigy options were issued on October 31, 2006. The replacement of the Agilent options with Verigy options was accounted for as a stock option modification in accordance with FAS 123(R).

Retirement and post-retirement plan assumptions.   Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees’ average expected future service based on the terms of the plans and the investment and funding decisions made by us. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of U.S. GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include the health care cost trend rate, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover and retiree mortality rates. We evaluate these assumptions at least annually.

The discount rate is used to determine the present value of future benefit payments at each measurement date (October 31 for U.S. plans and September 30 for non-U.S. plans). The discount rate for U.S. plans was determined based on published rates for high quality corporate bonds. The discount rate for non-U.S. plans was generally determined in a similar manner. Differences between the expected future cash flows of our plans and the maturities of the high quality corporate bonds are not expected to have a material impact on the selection of discount rates. In recent years, decreasing interest rates, particularly outside the U.S., have increased our net plan costs. The increase in net plan costs has been in large part offset by a declining number of plan participants as a result of our various restructuring programs. The entire impact of declining discount rates is not recognized immediately under current accounting standards. As of October 31, 2006, delayed recognition of the impact of declining discount rates was the primary factor in approximately $16 million in unrecognized net actuarial losses for non-U.S. plans that were transferred from Agilent. These losses are being recognized over the expected average future service lives of plan participants.

The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns. Declining rate of return assumptions generally result in increased pension expense while increasing rate of return assumptions generally result in lower pension expense. A one percent change in the estimated long-term return on plan assets would result in a $0.3 million impact on pension expense for our fiscal year 2006.

In connection with our separation from Agilent, Agilent transferred to us the liabilities associated with the defined benefit plans for our employees located in Germany, France, Korea, Italy and Taiwan. With the exception of Italy and France, Agilent funded these plans on June 1, 2006, based on 80% of the estimated accumulated benefit obligations as of the separation date. Verigy made no additional contributions to the retirement plans during fiscal year 2006. Effective our separation date, we put in place a new defined benefit plan for our employees in Japan as well as a new retiree medical account program for our employees in the U.S. who meet certain age and service criteria.

Effective November 28, 2006, Agilent substantially completed its obligation to fund our Germany defined benefit plans at the accumulated obligation level as of the separation date. With the exception of Italy, which is insignificant, Agilent will fund the remaining plans based on 100% of the accumulated benefit obligation level as of June 1, 2006, as soon as the actuarial valuations are completed by the end of our first quarter of fiscal 2007.

In fiscal years 2006, 2005 and 2004 we incurred expenses of $2 million, $5 million and $6 million, respectively, for our defined benefit retirement and post-retirement plans in the U.S. and $5 million, $6 million, and $6 million for the same respective periods for our non-U.S plans. We expect to incur expenses of approximately $5.6 million in fiscal year 2007 for our defined benefit retirement plans that we have in place as of October 31, 2006.

Workforce-related events such as restructurings or divestitures can result in curtailment and settlement gains or losses to the extent they have an impact on the average future working lifetime or total number of participants in our retirement and postretirement plans.

Valuation of goodwill and intangible assets.   We performed our annual goodwill impairment analysis in the fourth quarter of 2006. Based on our estimates of forecasted discounted cash flows, we concluded that we did not have any impairment at that time.

Our accounting for goodwill and purchased intangible assets complies with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). We test goodwill for possible impairment on an annual basis and at any other time that impairment indicators arise. Circumstances that could trigger an impairment test include but are not limited to: significant decrease in market price of an asset, significant adverse changes in the extent or use or physical condition of an asset, significant adverse change in legal or regulatory factors affecting an asset, unanticipated competition, loss of key personnel, accumulation of costs significantly in excess of expected costs to acquire or construct an asset, operating or cash flow losses (or projections of losses) that demonstrates continuing losses associated with the use of an asset, or a current expectation that more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to five years.

The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. We estimate expected future cash flows then compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods.

Accounting for income taxes.   Although our operating results prior to our separation have been included in Agilent’s consolidated tax returns our provision for income taxes in our combined and consolidated financial statements have been determined on a separate return basis. We are required to assess the realization of our net deferred tax assets and the need for a valuation allowance on a separate return basis, and exclude from that assessment any utilization of those losses by Agilent. This assessment requires that our management make judgments about benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. Due to the losses we incurred in the U.S. and Japan, prior to fiscal year 2003, we recorded a valuation allowance against any net deferred tax assets in these jurisdictions. Until our separation, we maintained a full valuation allowance in these jurisdictions until sufficient positive evidence exists to support reversal of the valuation allowance.

We did not retain any deferred tax assets and liabilities related to temporary differences, net operating losses and credit carryforwards from Agilent. We did, however, retain approximately $4 million of prepaid tax assets upon our separation. As a result, for periods after June 1, 2006, our deferred tax assets and liabilities are based on temporary differences between the book and tax basis of the net assets that were transferred in connection with our separation from Agilent and our operating activities beginning as of June 1, 2006.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, as well as discrete events, such as audit settlements. Certain combinations of these factors could cause us to owe significant taxes (and to have high effective tax rates) during periods when we experience low operating profit or operating losses. Conversely, we expect to realize more favorable effective tax rates as our profitability increases. We will also be subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. We will regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Foreign Currency

Our revenue, costs and expenses, and monetary assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. In the past, we experienced some fluctuation within individual lines of the combined and consolidated statement of operations and balance sheet as Agilent’s hedging strategy was not designed to offset the currency movements in each category of revenue, expenses, monetary assets and liabilities.

Prior to our separation from Agilent, gains or losses associated with Agilent’s derivative instrument contracts had been allocated to us. As such, the historical results of our business prior to June 1, 2006, reflected the hedging program in place at Agilent. Since our separation, we have implemented a hedging strategy that mitigates currency exposures on certain balance sheet positions. We have not yet implemented a hedging program that mitigates our currency exposures on our income statement and are currently evaluating the magnitude and value-at-risk of our net currency exposures. We do not use derivative financial instruments for speculative or trading purposes.

Results of Operations

The following table sets forth certain operating data as a percent of net revenue for the periods presented.

	Year Ended October 31,
	2006	2005	2004
Net revenue:
Products	83.0%	77.9%	82.5%
Services	17.0	22.1	17.5
Total net revenue	100.0	100.0	100.0
Cost of sales:
Cost of products	42.5	50.0	43.3
Cost of services	12.5	19.3	15.0
Total cost of sales	55.0	69.3	58.3
Gross margin	45.0	30.7	41.7
Operating expenses:
Research and development	12.7	22.1	17.3
Selling, general and administrative	19.2	29.4	22.9
Restructuring charges	2.1	1.5	0.7
Separation costs	8.9	0.7	0.0
Total operating expenses	42.9	53.7	40.9
Income (loss) from operations	2.1	(23.0)	0.8
Other income (expense), net	0.6	(0.2)	0.2
Income (loss) before income taxes	2.7	(23.2)	1.0
Provision for income taxes	2.7	2.9	2.3
Net loss	0.0%	(26.1)%	(1.3)%

Net Revenue

	Year Ended October 31,			2006 over 2005	2005 over 2004
	2006	2005	2004	Change	Change
	(in millions)
Net revenue from products	$646	$355	$501	82.0%	(29.1)%
Net revenue from services	132	101	106	30.7%	(4.7)%
Total net revenue	$778	$456	$607	70.6%	(24.9)%

Our revenues by geographic region for fiscal years 2006, 2005 and 2004 are as follows:

	Year Ended October 31,			2006 over 2005	2005 over 2004
	2006	2005	2004	Change	Change
	($ in millions)
North America	$246	$124	$170	98.4%	(27.1)%
As a percent of total net revenue	31.6%	27.2%	28.0%
Europe	$48	$43	$65	11.6%	(33.8)%
As a percent of total net revenue	6.2%	9.4%	10.7%
Asia-Pacific, excluding Japan	$405	$195	$276	107.7%	(29.3)%
As a percent of total net revenue	52.0%	42.8%	45.5%
Japan	$79	$94	$96	(16.0)%	(2.1)%
As a percent of total net revenue	10.2%	20.6%	15.8%
Total net revenue	$778	$456	$607	70.6%	(24.9)%

Net Revenue.   Net revenue is derived from the sale of products and services and is adjusted for returns and allowances, which historically have been insignificant. Our product revenue is generated predominantly from the sales of our test equipment products. Revenue from services includes extended warranty, customer support, consulting, training and education activities. Service revenue is recognized over the contractual period or as services are rendered to the customer.

Net revenue for fiscal year 2006, was $778 million, an increase of $322 million, or 70.6%, from the $456 million achieved in fiscal year 2005. Net product revenue for fiscal year 2006, was $646 million, an increase of $291million, or 82%, from fiscal year 2005. The increase in net product revenue was primarily a result of a higher volume of sales enabled by increased overall demand for our products. Net product revenue from our SOC/SIP/high-speed memory test systems increased by $175 million, or 65.5%, with most of the sales being of the enhanced version of our 93000 Series platform. Continued customer demand for our 93000 Series platform increased our penetration in a breadth of applications, from next generation graphics and wireless gaming, to high-end SOC applications and digital consumer applications as well as SOC solutions with RF capabilities. During the fourth quarter of fiscal 2006, we experienced some weakness in demand for our SOC/SIP/high-speed memory test systems, particularly from sub-contractors. As a result, a higher portion of our net revenue during the latter part of fiscal 2006 has come from our IDM customers. Sales of our memory test systems also contributed to the net product revenue increase, with net product revenue from our memory test systems increasing by $116 million, or 131.8%. Substantially all of these sales were of the enhanced version of our Versatest V5000 Series platform, which was introduced in late fiscal year 2004. This demand was primarily a result of strong sales of flash memory devices as a result of greater demand for hand-held consumer products, as well as expansion of our addressable markets into NAND flash and flash final test. Service revenue for fiscal year 2006, accounted for $132 million, or 17.0% of net revenue, compared to $101 million, or 22.1% of net revenue for fiscal year 2005. The increase in service revenue is attributed to our growing installed base and increased services associated with a strong demand for products at the end of fiscal year 2006.

Net revenue in fiscal year 2005 was $456 million, a decrease of $151 million, or 24.9%, from the $607 million achieved in fiscal year 2004. Net product revenue in fiscal year 2005 was $355 million, a decrease of $146 million, or 29.1%, from the $501 million achieved in fiscal year 2004. The decrease in overall and product revenue in fiscal year 2005 was due in large part to weakness in the semiconductor industry which resulted in under-utilization of the installed test equipment and a decline in spending on new test equipment, particularly as the weakness in the semiconductor industry that began towards the end of fiscal year 2004 continued into the first half of fiscal year 2005. Product revenue was also adversely affected by delayed customer purchases in anticipation of our enhanced product platforms. This decrease was partially offset by the expansion of our addressable market into new markets, including NAND flash. Services revenue for fiscal year 2005 accounted for $101 million, or 22.1% of net revenue, compared to $106 million, or 17.5% of net revenue, for fiscal year 2004. Services revenue tends to rise and fall in direct relation to product revenue although services revenue tends to show lower volatility than product revenue due to services being provided over time.

We derive a significant percent of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 68.4%, 72.8%, and 72.0% of total net revenue in fiscal years 2006, 2005, and 2004, respectively. Net revenue in North America was higher in fiscal year 2006, compared to fiscal year 2005, primarily due to increased sales to key IDM customers for both our SOC/SIP/high-speed memory and memory test systems in the U.S. The prior trend away from the North American market was largely due to general weakness in the North American market which began in 2004. Despite the recent rebound in sales to the North American market, we expect the general trend of increasing sales in the Asia Pacific region to continue as semiconductor manufacturing activities continue to concentrate in that region.

Net revenue from customers located in the Asia-Pacific region (excluding Japan) represented 52.0%, 42.8%, and 45.5% of total net revenue in fiscal years 2006, 2005, and 2004 respectively. Net revenue from customers located in Japan represented 10.2%, 20.6%, and 15.8% of total net revenue in fiscal years 2006, 2005, and 2004, respectively. The year-over-year percentage decreases in net revenue from Japan and increases in net revenue from the Asia-Pacific region (excluding Japan) is due to continued outsourcing to contract manufacturers who are located in the Asia-Pacific region (excluding Japan).

Cost of Sales

Cost of Products

	Year Ended October 31,			2006 over 2005	2005 over 2004
	2006	2005	2004	Change	Change
	($ in millions)
Cost of products	$331	$228	$263	45.2%	(13.3)%
As a percent of product revenue	51.2%	64.2%	52.5%

Cost of Products.   Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The increase in cost of products in fiscal year 2006, compared to fiscal year 2005, was directly related to the increase in products shipped in 2006. The decrease in cost of products as a percent of net product revenue, compared to fiscal year 2005, was a result of higher revenue, higher margins from both our product lines, less inventory write-offs for discontinued products as well as our continued progress in moving to our new manufacturing model. This decrease was partially offset by higher performance-based variable pay costs in fiscal year 2006. Excess and obsolete inventory-related charges in fiscal year 2006 were $18 million compared to inventory-related charges of $25 million in fiscal year 2005. In addition, we sold previously written down inventory of $11 million and $7 million in fiscal years 2006 and 2005, respectively. The sales of previously written down inventory reduced cost of products as a percentage of product revenue by approximately 0.9 and 1.3 percentage points for fiscal years 2006 and 2005, respectively.

Our cost of products also included approximately $7 million of restructuring charges in fiscal year 2006, compared to approximately $1 million in fiscal year 2005. Separation costs, net of curtailment and settlement gains, were $4 million in fiscal year 2006 and insignificant for fiscal year 2005. Our cost of products also included approximately $1.7 million of SFAS 123R share-based compensation expense in fiscal year 2006, compared to no such charges for fiscal year 2005. As of October 31, 2006, we held inventory that was previously written down by $29 million and is primarily composed of component raw material. We continue to dispose of the remaining inventory on a recurring basis.

The decrease in cost of products in fiscal year 2005, compared to fiscal year 2004, was directly related to the decrease in products shipped in 2005. The increase in cost of products as a percent of net product revenue in fiscal year 2005, compared to fiscal year 2004, was a result of aggressive price discounting for our legacy products as well as higher inventory write-offs for discontinued products. Excess and obsolete inventory-related net charges in 2005 were $18 million, comprised of a $25 million charge partially offset by $7 million in sales of previously reserved inventory, compared to inventory-related net charges of $2 million in fiscal year 2004, comprised of a $3 million charge partially offset by $1 million in sales of previously reserved inventory. Our cost of products also included $1 million of restructuring charges in 2005 compared to $1 million in 2004.

Our cost of products in absolute amount are expected to increase or decrease with revenue. As a percent of net product revenue, these costs will vary depending on a variety of factors, including the mix of system configurations in a particular period, competitive and other pressures on pricing and our ability to manage inventory levels to avoid excess and obsolete inventory charges. In order to mitigate the risk and to manage our costs through the peaks and valleys of the semiconductor industry, we are further streamlining our cost structure by reducing our fixed costs and adding more flexibility to our manufacturing model through the outsourcing of the majority of our manufacturing. We believe our efforts will provide us with the flexibility to respond more rapidly to changes in industry conditions and to better capitalize on market opportunities during market upturns, and will provide us with more consistent cost of products.

Cost of Services

	Year Ended October 31,			2006 over 2005	2005 over 2004
	2006	2005	2004	Change	Change
	($ in millions)
Cost of services	$97	$88	$91	10.2%	(3.3)%
As a percent of services revenue	73.5%	87.1%	85.8%

Cost of Services.   Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

The increase in cost of services in dollars in fiscal year 2006, compared to fiscal year 2005, was primarily due to higher service revenue being generated from product shipments. Cost of services as a percent of service revenue was 73.5% in fiscal year 2006, compared to 87.1% in fiscal year 2005. The improvement in the cost of services margin reflects better utilization of service personnel as our installed base increased as well as the benefit of the improved reliability and quality of our current product offering. Our cost of services also included approximately $0.4 million of restructuring charges in fiscal year 2006, compared to no such charges in fiscal year 2005 and approximately $0.2 million of SFAS 123R share-based compensation expense in fiscal year 2006, compared to no such charges for fiscal year 2005.

The decrease in cost of services in dollars in fiscal year 2005 compared to fiscal year 2004 was primarily due to less service revenue being generated from product shipments. Also, lower costs of service driven by improvements in product quality were more than offset by expenditures we made in application development resources through the downturn in order to capitalize on future upturns.

As a percent of service revenue, cost of services will vary depending on a variety of factors, including the effect of price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Year Ended October 31,			2006 over 2005	2005 over 2004
	2006	2005	2004	Change	Change
	($ in millions)
Research and development	$99	$101	$105	(2.0)%	(3.8)%
As a percent of net revenue	12.7%	22.1%	17.3%

Research and Development.   Research and development (“R&D”) expense includes costs related to:

•       salaries and related compensation expenses for research and development and engineering personnel;

•       materials used in R&D activities;

•       outside contractor expenses;

•       depreciation of equipment used in R&D activities;

•       facilities and other overhead and support costs for the above; and

•       effective fiscal year 2006, share-based compensation.

R&D costs have generally been expensed as incurred.

Research and development expense declined slightly in absolute dollars in fiscal year 2006, compared to fiscal year 2005, primarily due to lower allocated cost from Agilent prior to our separation as well as our continued progress in lowering our post-separation cost structure partially offset by higher performance-based variable pay expenses. R&D expenses decreased significantly as a percent of net revenue in fiscal year 2006, compared to fiscal year 2005, primarily due to the increase in revenue despite higher performance-based variable pay expenses and $1.3 million of share-based compensation expense. We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, our research and development expenses have varied only modestly in dollars but vary more significantly as a percent of revenue. As part of our separation from Agilent, we have consolidated our R&D teams in Boebligen, Germany, for our principal SOC developments and in Cupertino, California, for our memory test products. We believe this will help us concentrate on our technology innovation and decrease our time to market with new products.

R&D expense declined slightly in dollars in fiscal year 2005 compared to fiscal year 2004 reflecting a slight decrease in R&D activity in fiscal year 2005 following the successful release of updated versions of our products in late fiscal year 2004 and the beginning of fiscal year 2005. R&D expense increased as a percent of net revenue in fiscal year 2005 due to our declining revenue level.

Selling, General and Administrative Expenses

	Year Ended October 31,
	2006	2005	2004	2006 over 2005 Change	2005 over 2004 Change
	($ in millions)
Selling, general and administrative	$149	$134	$139	11.2%	(3.6)%
As a percent of net revenue	19.2%	29.4%	22.9%

Selling, General and Administrative.   Selling, general and administrative (“SG&A”) expense includes costs related to:

•       salaries and related expenses for sales, marketing and applications engineering personnel;

•       sales commissions paid to sales representatives and distributors;

•       outside contractor expenses;

•       other sales and marketing program expenses;

•       travel and professional service expenses;

•       salaries and related expenses for administrative, finance, human resources, legal and executive personnel; and

•       facility and other overhead and support costs for the above.

Selling, general and administrative expenses increased 11.2% to $149 million in fiscal year 2006, compared to fiscal year 2005. This increase was a result of share-based compensation expenses that are now being recorded in accordance with SFAS 123R, higher performance-based variable pay expenses, higher commission costs on increased sales and salary increases. These increases were partially offset by cost savings from lower IT and infrastructure costs. SG&A expenses included approximately $7.2 million of share-based compensation expenses in fiscal year 2006, compared to no such expenses for fiscal year 2005.

The decrease in SG&A expense in dollars in fiscal year 2005 compared to fiscal year 2004 was primarily due to reduced facilities and IT costs, as well as cost control efforts implemented in light of our declining revenue. During the market downturn, we maintained our spending in our sales and support team to be positioned to accelerate the roll-out of enhanced versions of our products.

In general, we believe our SG&A expenses will decrease in absolute amount compared to prior periods due to our efforts to streamline our infrastructure and consolidate excess facilities. The expected savings realized from our cost reduction efforts will be partially offset by incremental costs associated with operating as a stand-alone public company, including professional fees such as legal, regulatory and accounting compliance costs that we will incur and share-based compensation expenses that are now being recorded in accordance with SFAS 123R. SG&A expenses can fluctuate due to changes in commission expenses which are tied to changes in sales volume and customer mix.

Restructuring Charges

In fiscal year 2005, Agilent launched a new restructuring program and as part of Agilent’s 2005 restructuring plan, we initiated a plan, to further reduce operational costs, primarily through closing, consolidating and relocating some sites and reducing and realigning our workforce. Under this plan, we took a $24 million charge in fiscal year 2006 and an $8 million charge in fiscal year 2005. Overall, we reduced our workforce by approximately 250 people since October 31, 2005, and added approximately 100 people in certain geographies, ending with approximately 1,500 employees as of October 31, 2006.

In fiscal year 2004, we recorded $5 million in restructuring charges associated with restructuring programs that were initiated by Agilent prior to the 2005 restructuring plan. Those programs were designed to reduce costs and expenses for support services, such as finance information technology, and workplace services.

A summary of the statement of operations impact of the charges resulting from all restructuring plans for fiscal years ended October 31, 2006, 2005 and 2004 is shown below:

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Restructuring charges (included in cost of sales)	$7	$1	$1
Restructuring charges (included in operating expenses)	17	7	4
Total restructuring charges	$24	$8	$5

Summary of Flextronics-related restructuring charges

In connection with the transfer of our manufacturing activities to Flextronics, we transferred approximately 85 employees to Flextronics, and Flextronics assumed certain pension and other employee liabilities associated with these employees. On July 14, 2006, we reimbursed Agilent approximately $7 million for payments that Agilent had made to Flextronics, on our behalf, related to future severance, pension and flexible time off liabilities associated with employees transferred to Flextronics under the various Flextronics asset purchase agreements described elsewhere in this report on Form 10-K. On September 19, 2006, we also paid Flextronics approximately $1 million for pension and flexible time off liabilities in accordance with the Flextronics agreements. Also, we have potential future obligations of approximately $2 million associated with these transferred employees. We have deferred approximately $5 million of severance costs and are recognizing them ratably over the employees’ period of service until the respective dates of the employees’ termination from Flextronics. During fiscal year 2006, we recorded $1.8 million of these charges in our cost of products.

See Note 15 “Restructuring and Asset Impairment” of the combined and consolidated financial statements for a description of the restructuring and asset impairment activity.

Separation Costs

The following table presents the components of separation costs for fiscal years 2006, 2005 and 2004, respectively.

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Separation costs (included in cost of sales)	$8	$—	$—
Separation costs (included in operating expense)	75	3	—
Total of separation costs	83	3	—
Net curtailment and settlement gains (included in costs of sales)	(4)	—	—
Net curtailment and settlement gains (included in operating expenses)	(6)	—	—
Net separation costs	$73	$3	$—

In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.

For fiscal year 2006, we incurred $83 million in separation costs, of which approximately $8 million was recorded in costs of sales. These expenses were partially offset by a net curtailment and settlement gain of approximately $10 million which pertained to Agilent’s U.S. Retirement Plans and Agilent’s Post Retirement Benefit Plan. These net curtailment and settlement gains which resulted from the separation of our business from Agilent and the significant workforce reductions we incurred during fiscal year 2006 were recorded by Agilent in accordance with SFAS No. 88 and were pushed down to our business. For fiscal year 2005, we incurred $3 million in separation costs and no expenses were recorded in costs of sales.

All separation-related costs which were incurred up to the separation date, approximately $22 million, was Agilent’s responsibility, and all separation-related costs incurred after the separation date is our responsibility. We anticipate separation-related costs in the range of $2 to $3 million during the first half of fiscal year 2007.

Provision for Income Taxes

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Provision for income taxes	$21	$13	$14

We recorded income tax provisions of $21 million, $13 million and $14 million for fiscal years ended 2006, 2005 and 2004, respectively. Through June 1, 2006, Verigy’s income tax expense reflected amounts based on Agilent’s consolidated tax profile, thus our income tax expense for the first seven months consisted of allocated expense from Agilent. Since our separation from Agilent on June 1, 2006, our tax expense is based on our new business model and tax status in the countries where we do business.

As of October 31, 2006, we had $56 million of deferred tax assets due to temporary differences between the book and tax basis of the net assets which were acquired upon our separation from Agilent. As of October 31, 2005, we had net deferred tax assets of $10 million since we had recorded full valuation allowances in the United States and Japan against all deferred tax assets due to accumulated losses in successive years in those jurisdictions. Upon our separation from Agilent, we did not retain any pre-separation deferred tax assets or liabilities which had resulted from historical temporary differences, net operating losses and credit carryforwards. We did, however, retain approximately $4 million of prepaid tax assets upon our separation.

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

Financial Condition

Liquidity and Capital Resources

As of October 31, 2006, we had $300 million in cash and cash equivalents. This cash balance was a result of our net proceeds from our initial public offering in June 2006 of approximately $121 million, a one-time payment Agilent made to us of $19 million, the amount by which the aggregate net proceeds of our initial public offering were less than $140 million and net cash generated from our operating activities. We also received additional cash of approximately $21 million in fiscal year 2006 from the sale of raw material inventory and property, plant and equipment associated with the transition of our manufacturing activities to Flextronics.

Prior to June 1, 2006, Agilent used a centralized approach to cash management and financing of its operations. As such, transactions relating to our business prior to June 1, 2006, were accounted for through the Agilent net invested equity account for our business. Accordingly, none of the cash, cash equivalents or debt at the Agilent corporate level had been assigned to our business in the historical combined and consolidated financial statements prior to June 1, 2006.

Net Cash Provided By (Used in) Operating Activities

Net cash provided by operating activities was $164 million in fiscal year 2006 compared to $74 million cash used for operating activities in fiscal year 2005. The significant net cash generation in fiscal year 2006, compared to fiscal year 2005, was primarily due to our breakeven position in fiscal year 2006 versus a net loss of $119 million in fiscal year 2005. In addition, an increase in our accounts payable and payables to Agilent of $85 million and net liabilities retained by Agilent of $82 million, and a $16 million increase in deferred revenue contributed to the higher cash generation on fiscal year 2006. Also, in fiscal year 2006, we had non-cash charges of $18 million from inventory write-offs, $10 million of non-cash compensation costs (FAS 123R), and $9 million in depreciation expense. These impacts were partially offset by a $41 million increase in our accounts receivable, $9 million decrease in income taxes payable, and $42 million decrease in the net change of current assets and accrued liabilities. Also, in fiscal year 2006, we had a non-cash net $10 million curtailment and settlement gain.

Cash used for operating activities was $74 million in fiscal year 2005, compared to cash generated from operating activities of $48 million in fiscal year 2004. Operating activities during fiscal year 2005 resulted in cash usage of $74 million due to our net loss of $119 million, working capital used for increased accounts receivable of $18 million and inventory of $10 million, offset by depreciation expense of $6 million that did not require cash, and an increase in other assets and liabilities of $23 million and an increase in deferred revenue of $10 million. Restructuring payments included net cash payments of $4 million and $1 million, during fiscal years 2005, and 2004, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities for the fiscal year 2006 was $36 million, $22 million higher than the $14 million investment for the fiscal year 2005. The $36 million investment in the fiscal year 2006 is comprised of approximately $20 million for the new ERP and IT infrastructure set-up costs, $10 million relating primarily to capital expenditures for test and computer equipment, office furniture as well as new research and development equipment for use in product and application development and approximately $5 million for new site set-ups as well as leasehold improvements.

Net cash used in investing activities for fiscal year 2005 was $14 million, compared to $5 million in fiscal year 2004. The $9 million increase in 2005 is primarily due to increased expenditures for test and computer equipment, office furniture as well as new research and development equipment for use in product and applications development.

Net Cash Provided by (Used in) Financing Activities

In June 2006, we completed our initial public offering of 8.5 million ordinary shares at a price of $15 per share which, less underwriting discount and commission, resulted in aggregate net proceeds of approximately $119 million. On July 6, 2006, the underwriters of the initial public offering exercised a portion of their over-allotment option, which resulted in the issuance of additional 151,559 shares and generated approximately $2 million in net proceeds. In addition, Agilent made a payment to us of $19 million pursuant to the master separation agreement, the amount by which the aggregate net proceeds from our initial public offering were less than $140 million.

Net cash provided by financing activities for the fiscal year 2006 was $173 million compared to cash provided by Agilent to us of $88 million for fiscal year 2005. In fiscal year 2006, the $173 million is primarily comprised of $121 million of initial public offering proceeds, $19 million of capital contributions from Agilent plus additional cash infusion from Agilent of $41 million that our business required prior to our separation.

On June 16, 2006, we used a part of our initial public offering proceeds to repay Agilent $25 million plus accrued interest that we had borrowed from Agilent under a short-term revolving credit facility that we entered into with Agilent on June 2, 2006. This credit facility has been terminated as of October 31, 2006.

On October 1, 2006, we completed the organizational structure of our China legal entity as well as the purchase of the net assets of our China operations from Agilent, which were valued at approximately $14 million.

Net cash provided by Agilent for fiscal year 2005 was $88 million compared to $43 million cash returned to Agilent in fiscal year 2004. In fiscal year 2005 our business required cash infusion from Agilent because our cash from operations was not sufficient to cover our operating expenses. In fiscal year 2004, a positive cash flow from our operating activities, coupled with an improved working capital position, enabled us to return $43 million cash to Agilent.

Other

For up to two years following our separation from Agilent, Agilent will continue to provide services and access to resources necessary for our operations. In general, these services and resources include facilities management, site information technology infrastructure, use of various applications and support systems, as well as employee related services for transitional employees remaining with Agilent. Under the transition services agreement, Verigy has the ability to negotiate with Agilent for the provision of additional transition services not set forth in the agreement, which additional services will generally be subject to the provisions of the agreement. The agreement will terminate, and Agilent will have no obligation to provide any further transition services to Verigy, two years after the separation date. Since our separation, our total transition services costs from Agilent were approximately $38 million, of which approximately $8 million was capitalized. We expect that the majority of transition services provided by Agilent will end in fiscal year 2007, for an additional cost to us of approximately $4 million to $6 million. In all cases, the charges for these interim services are generally intended to allow Agilent to recover the cost of providing such services plus an appropriate return on such services, which, consistent with Agilent’s intercompany pricing practices, will generally be 10%. Agilent is obligated to provide transition services to us only for a period of two years after the separation date.

As of October 31, 2006, we have released Agilent from all guarantees or other security obligations that they had entered into on our behalf. These guarantees and security arrangements related to real property lease deposits and guarantees, security for company credit card programs and other credit arrangements and required deposits with governmental trade and tax agencies. As of October 31, 2006, Verigy has replaced all the cash deposits that Agilent had made for us on our behalf and also released Agilent from all guarantees and security obligations that they had made for us on our behalf.

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

We believe that the net proceeds from our initial public offering in June 2000, together with cash generated from operations, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months. We may require or choose to obtain debt or equity financing in the future. We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

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

The following table summarizes our contractual obligations at October 31, 2006 (in millions):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$80	$13	$19	$18	$30
Commitments to contract manufacturers and suppliers	121	121	—	—	—
Other purchase commitments	59	57	2	—	—
Long term liabilities	34	—	34	—	—
Total	$294	$191	$55	$18	$30

Operating leases.   Commitments under operating leases relate primarily to leasehold property. Following our separation, we have entered into long term lease arrangements for our corporate headquarters in Singapore, our U.S. headquarters in Cupertino, California, and our Boeblingen, Germany facility, the site of our 93000 Series platform development. We have also entered into long term lease arrangements for our ASIC development office in Colorado as well as other sales and support facilities around the world.

Commitments to contract manufacturers and suppliers.   We purchase components from a variety of suppliers and historically we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 41% of our purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $6 million as of October 31, 2006, and $13 million as of October 31, 2005. These amounts are included in other accrued liabilities in our combined balance sheets at October 31, 2006 and October 31, 2005.

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

Retirement plans.   In connection with our separation from Agilent, Agilent transferred to us the liabilities associated with the defined benefit plans for our employees located in Germany, France, Korea, Italy and Taiwan. With the exception of Italy and France, Agilent funded these plans on June 1, 2006, based on 80% of the estimated accumulated benefit obligations as of the separation date. Effective November 28, 2006, Agilent substantially completed its obligation to fund our Germany defined benefit plans at the accumulated benefit obligation level as of the separation date. With the exception of Italy, which is insignificant, Agilent will fund the remaining plans based on 100% of the accumulated benefit obligation level as of June 1, 2006, as soon as the actuarial valuations are completed by the end of our first quarter of fiscal 2007. Verigy made no significant contributions to the retirement plans during fiscal year 2006. We expect expenses of approximately $5.6 million in 2007 for the retirement plans that have been transferred to us.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of October 31, 2006 or October 31, 2005.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

With the exception of Japan, where products are sold primarily in Yen, our products are generally sold in U.S. Dollars. Services and support sales are sold primarily in local currency when sold after the initial product sale. As such, our revenue, costs and expenses, and monetary assets and liabilities are somewhat exposed to changes in foreign currency exchange rates as a result of our global operating and financing activities. We experience some fluctuations within individual lines of the combined and consolidated statement of operations and balance sheet as our hedging strategy is not designed to offset the currency movements in each category of revenue, expenses, monetary assets and liabilities.

We have not yet implemented a hedging program that mitigates our currency exposures on our income statement and are currently evaluating the magnitude and value-at-risk of our net currency exposures. Prior to our separation from Agilent, Agilent hedged net cash flow and balance sheet exposures that were not denominated in the functional currencies of its subsidiaries on a short term and anticipated basis and gains or losses associated with Agilent’s derivative instrument contracts had been allocated to us. As such, the historical results of our business prior to June 1, 2006 reflected the hedging program in place at Agilent. Since our separation, we have implemented a hedging strategy that mitigates currency exposures on certain balance sheet positions. Verigy and Agilent do not use derivative financial instruments for speculative or trading purposes.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2006 and October 31, 2005, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Verigy Ltd.:

In our opinion, the combined and consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verigy Ltd. (“Company”) and its subsidiaries at October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 5 to the combined and consolidated financial statements, the Company and its parent prior to distribution, Agilent Technologies, Inc., engaged in extensive intercompany transactions, and the combined and consolidated statements of operations include allocated costs on a basis that the management believes is appropriate in the circumstances. The amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had the company been an entity operated independently of the parent.

As disclosed in Note 2 to the combined and consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 20, 2006

VERIGY LTD.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2006	2005	2004
	(in millions, except per share amounts)
Net revenue:
Products	$646	$355	$501
Services	132	101	106
Total net revenue	778	456	607
Cost of sales (Note 5):
Cost of products	331	228	263
Costs of services	97	88	91
Total cost of sales	428	316	354
Operating expenses (Note 5):
Research and development	99	101	105
Selling, general and administrative	149	134	139
Restructuring charges	17	7	4
Separation costs	69	3	—
Total operating expenses	334	245	248
Income (loss) from operations	16	(105)	5
Other income (expense), net	5	(1)	1
Income (loss) before taxes	21	(106)	6
Provision for taxes	21	13	14
Net loss	$—	$(119)	$(8)
Basic and diluted net loss per shares	$—	$(2.38)	$(0.16)
Weighted average shares (in thousands) used in computing basic and diluted net loss per share	53,356	50,000	50,000

The accompanying notes are an integral part of these combined financial statements.

VERIGY LTD.
COMBINED AND CONSOLIDATED BALANCE SHEETS

	October 31, 2006	October 31, 2005
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$300	$—
Trade accounts receivable, net	108	75
Receivables from Agilent	8	—
Inventory	87	110
Other current assets	48	14
Total current assets	551	199
Property, plant and equipment, net	44	18
Goodwill	18	17
Other long term assets	61	26
Total assets	$674	$260
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75	$21
Payables to Agilent	37	—
Employee compensation and benefits	43	40
Deferred revenue, current	58	42
Income taxes and other taxes payable	23	32
Other accrued liabilities	15	23
Total current liabilities	251	158
Long-term liabilities	34	15
Total liabilities	285	173
Commitments and contingencies (Note 20 and 21)
Shareholders’ equity
Owner’s net investment	—	86
Ordinary shares, no par value; 58,651,559 issued and outstanding at October 31, 2006
Additional paid in capital	358	—
Retained earnings	34	—
Accumulated other comprehensive income (loss)	(3)	1
Total shareholders’ equity	389	87
Total liabilities and shareholders’ equity	$674	$260

The accompanying notes are an integral part of these combined and consolidated financial statements.

VERIGY LTD.
COMBINED AND CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Cash flows from operating activities:
Net loss	$—	$(119)	$(8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9	6	6
Excess and obsolete inventory-related charges	18	25	3
Loss on disposal of property, plant and equipment	3	—	—
Share-based compensation	10	—	—
Asset impairment and other exit costs	3	—	—
Pension curtailment and settlement net gains	(10)	—	—
Restructuring charges pushed down by Agilent	4	—	—
Assets and liabilities retained by Agilent due to separation	82	—	—
Changes in assets and liabilities:
Trade accounts receivable, net	(33)	(18)	82
Receivables from Agilent	(8)	—	—
Inventory (Note 19)	5	(10)	(23)
Accounts payable	54	2	(2)
Employee compensation and benefits	3	2	6
Payables to Agilent	31	—	—
Deferred revenue	16	10	3
Income taxes and other taxes payable	(9)	7	(1)
Other current assets and accrued liabilities	(42)	9	(14)
Other long term assets and long term liabilities	28	12	(4)
Net cash provided by (used in) operating activities	164	(74)	48
Cash flows from investing activities:
Purchases of investments	(1)	(3)	—
Investments in property, plant and equipment, net (Note 19)	(36)	(11)	(5)
Net cash used in investing activities	(37)	(14)	(5)
Cash flows from financing activities:
Net proceeds from sale of ordinary shares (IPO Proceeds)	121	—	—
Capital contributions by Agilent	19	—	—
Borrowings from Agilent	25	—	—
Repayment of debt to Agilent	(25)	—	—
Distribution of share-based compensation (Note 8)	(8)	—	—
Cash receipts from Agilent related to sale of net assets	535	—	—
Cash payments to Agilent related to sale of net assets	(531)	—	—
Net Agilent invested equity	37	88	(43)
Net cash provided by (used in) financing activities	173	88	(43)
Net increase in cash and cash equivalents	300	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$300	$—	$—
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6	$—	$—
Other non-cash activities:
Deferred tax assets acquired upon separation	$43	$—	$—
Fixed assets (included in payables to Agilent) purchased from Agilent	$6	$—	$—

The accompanying notes are an integral part of these combined and consolidated financial statements.

VERIGY LTD.
COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares				Accumulated
		Additional	Owner’s		Other
	Number	Paid-In	Net	Retained	Comprehensive
	of Shares	Capital	Investment	Earnings	Income (loss)	Total
	(in millions, except number of shares in thousands)
Balance at October 31, 2003	—	$—	$168	$—	$1	$169
Components of comprehensive loss:
Net loss	—	—	(8)	—	—	(8)
Foreign currency translation	—	—		—	1	1
Net return of investment to Agilent	—	—	(43)	—	—	(43)
Balance at October 31, 2004	—	—	117	—	2	119
Components of comprehensive loss:
Net loss	—	—	(119)	—	—	(119)
Foreign currency translation	—	—		—	(1)	(1)
Net investment by Agilent	—	—	88	—	—	88
Balance as of October 31, 2005	—	—	86	—	1	87
Components of comprehensive income:
Net loss (pre-separation)	—	—	(36)		—	(36)
Net income (post separation)				36		36
Capital contribution from Agilent (Pre-separation)	50,000	186	(50)	—	(1)	135
Capital contribution from Agilent (post separation)	—	19	—	—	—	19
Net repayments to Agilent (post separation)	—	(13)	—	—	—	(13)
Issuance of ordinary shares, net (IPO)	8,652	121	—	—	—	121
Loss on initialization of pension liability position	—	—	—	(2)	—	(2)
Deferred tax assets acquired upon separation	—	43	—	—	—	43
Share-based compensation (Verigy options)	—	2	—	—	—	2
Change in minimum pension liability	—	—	—	—	(3)	(3)
Deferred taxes, related to other comprehensive income (loss)	—	—	—	—	1	1
Change in foreign currency translation	—	—	—	—	(1)	(1)
Balance as of October 31, 2006	58,652	$358	$—	$34	$(3)	$389

The accompanying notes are an integral part of these combined and consolidated financial statements.

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

Prior to our initial public offering, we were a wholly owned subsidiary of Agilent. On June 16, 2006, we completed our initial public offering and became a separate stand-alone publicly-traded company incorporated in Singapore focused on technology and innovation in semiconductor testing. Effective October 31, 2006 (“the distribution date”), Agilent distributed the 50 million Verigy ordinary shares it owned to its shareholders. See Note 4, “IPO, Separation from Agilent and Distribution” for further information regarding our initial public offering, our separation from Agilent and Agilent’s distribution of our ordinary shares to its shareholders.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30, and July 31.

Amounts included in the accompanying combined and consolidated financial statements are expressed in U.S. dollars.

Basis of Presentation

Prior to June 1, 2006, we had operated as part of Agilent, and not as a stand-alone company. Therefore, since Verigy had no separate existence prior to June 1, 2006, there were no financial statements prepared prior to June 1, 2006. The accompanying combined and consolidated financial statements have been derived in accordance with accounting principles generally accepted in the United States (“U.S.”). Financial statements prior to June 1, 2006 were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy.

We historically have received substantial management and shared administrative services from Agilent, and we and Agilent engage in certain transactions. Prior to our separation from Agilent, we had relied on Agilent for substantially all of our operational and administrative support. The combined financial statements prior to June 1, 2006 include allocations of certain Agilent corporate expenses, including information technology resources and support; finance, accounting, and auditing services; real estate and facility management services; human resources activities; certain procurement activities; treasury services, customer contract administration, legal advisory services, and Agilent Labs services. We had benefited from Agilent agreements with third parties related to cost sharing arrangements covering branding and marketing expenses, intellectual property licenses and agreements related to the use of real property.

Management believes the assumptions and allocations underlying the combined and consolidated financial statements are reasonable and appropriate under the circumstances. The expenses and cost allocations have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had we been an entity that operated independently of Agilent. Our future results of operations which will reflect our separation from Agilent will include costs and expenses for us to operate as an independent company, and consequently, these costs and expenses may be materially different than our historical results of operations, financial position, and cash flows. Accordingly, the financial statements for these periods are not necessarily indicative of our future results of operations, financial position, and cash flows.

Agilent historically used a centralized approach to cash management and financing of its operations. Transactions relating to Verigy prior to June 1, 2006 were accounted for through the Agilent invested equity account for Verigy. Accordingly, none of the cash, cash equivalents or debt at the Agilent corporate level has been assigned to Verigy in the combined and consolidated financial statements prior to June 1, 2006.

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

See Note 5, “Transactions with Agilent” for further information regarding the relationships we have with Agilent.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.   The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Reclassifications.   Certain amounts in the combined and consolidated financial statements as of and for the years ended October 31, 2004 and October 31, 2005 were reclassified to conform to the presentation used in 2006.

Principles of combination.   Our combined and consolidated financial statements include the global historical assets, liabilities and operations of Verigy. All significant intra-company transactions within Verigy have been eliminated. All significant transactions between us and other Agilent businesses are included in these combined and consolidated financial statements. All transactions with Agilent, prior to our separation from Agilent, were considered to be effectively settled for cash in the combined and consolidated statements of cash flows at the time the transaction is recorded.

Principles of consolidation.   The combined and consolidated financial statements include the accounts of the company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates.   The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our combined financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes.

Revenue recognition.   Consistent with the SEC’s Staff Accounting Bulletin No. 104, or “SAB 104,” we recognize revenue on the sale of semiconductor test equipment when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when service has been performed. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. We consider arrangements with extended payment terms beyond 90 days not to be fixed or determinable unless they are secured under a letter of credit arrangement guaranteed by a reputable financial institution, and accordingly we defer such revenue until amounts become due. At the time we take an order, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. To the extent that a contingent payment exceeds the fair value of the undelivered element, we defer the contingent payment.

Product revenue.   Our product revenue is generated predominantly from the sales of various types of test equipment. Software is embedded in many of our test equipment products, but the software component is considered to be incidental. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. For products that include installation, if we have previously successfully installed similar equipment at the same customer location, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete.

Service revenue.   Revenue from services includes extended warranty, customer support, consulting, training and education. Service revenue is deferred and recognized over the contractual period or as services are rendered to the customer. For example, customer support contracts are recognized ratably over the contractual period, while training revenue is recognized as the training is provided to the customer. In addition the four revenue recognition criteria described above must be met before service revenue is recognized.

Multiple element arrangements.   We use objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition have been met for each element. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. In the absence of objective evidence of fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately determines fair value. To the extent that a contingent payment exceeds the fair value of the undelivered element, we defer the contingent payment.

Warranty revenue and cost.   We generally provide a one-year warranty on products commencing upon installation or delivery. We accrue for warranty costs in accordance with Statement of Financial Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), based on historical trends in warranty charges as a percentage of gross product shipments. Estimated warranty charges are recorded within cost of products at the time revenue is recognized and the liability is reported in other current liabilities on the combined and consolidated balance sheet. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. For some products we also sell extended warranties beyond one year. Revenue related to our extended warranty contracts beyond one year is recorded as deferred revenue in the combined and consolidated balance sheet and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred.

Deferred revenue.   Deferred revenue is primarily comprised of extended warranty, revenue deferred for installations yet to be completed, and advanced billing and customer deposits for service, support and maintenance agreements.

Trade accounts receivable, net.   Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of our receivables, among other factors. We do not have any off-balance-sheet credit exposure related to our customers. Our allowance for doubtful accounts was $0.1 million, $0.2 million and $0.3 million as of October 31, 2006, 2005, and 2004, respectively.

Restructuring and asset impairment charges.   We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring charges are workforce reductions, consolidating facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to eliminate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for elimination of excess facilities when we have vacated the premises. Asset impairments primarily consist of property, plant and equipment associated with excess facilities being eliminated, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the property, plant and equipment. The charges associated with consolidating facilities and asset impairment charges incurred by Agilent were allocated to Verigy to the extent the underlying benefits related to our business. These estimates were derived using the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”), Emerging Issues Task Force 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and lastly, SFAS No. 146 “Accounting for Exit or Disposal Activities” (“SFAS No. 146”). If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

Share-based compensation.   Until November 1, 2005, we accounted for share-based awards, based on Agilent’s stock, using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under the intrinsic value method, we recorded compensation expense related to stock options in our combined statements of operations when the exercise price of our employee stock-based award was less than the market price of the underlying Agilent stock on the date of the grant. We had no stock option expenses where the exercise price was less than the market price on the date of the grant in all years presented.

Impact of the Adoption of SFAS 123R.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, and restricted share and stock appreciation rights. SFAS No. 123(R), which became effective for us beginning in the first quarter of fiscal year 2006, superseded our prior accounting for SBP awards under APB No. 25 and requires us to recognize compensation expense for all SBP awards based on fair value. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”) relating to the adoption of SFAS No. 123(R). With respect to valuing SBP awards outstanding at the time of adoption of SFAS No. 123(R), we used the modified prospective transition method using the Black-Scholes option pricing model. Our estimate of compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. We recognize SBP compensation expense for awards issued after November 1, 2005 on a straight-line basis over the vesting period of the award. For awards issued prior to November 1, 2005, we recognize SBP compensation expense based on FASB Interpretation 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25,” which provides for accelerated expensing. Effective the distribution date, unvested Agilent stock options held by Verigy employees were terminated. All vested Agilent options held by Veirgy employees at the distribution date remained as Agilent options and were not replaced with Verigy equity awards. Exercise of Agilent options by Verigy employees will have no impact on our financial statements nor on our outstanding ordinary shares. To the extent that the Agilent options were not vested as of the distribution date, Verigy has replaced the Agilent options with new Verigy options based on the following ratio: average price of Agilent common stock on October 30, 2006 (the date prior to the distribution date), divided by the average price of Verigy ordinary share on October 31, 2006 (the day of the distribution). Approximately 2.2 million replacement Verigy options were issued on October 31, 2006. The replacement of the Agilent options with Verigy options was accounted for as a stock option modification in accordance with FAS 123(R).

Retirement and post-retirement plan assumptions.   Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Retirement and post-retirement accounting is intended to reflect the recognition of future benefit costs over the employees’ average expected future service based on the terms of the plans and the investment and funding decisions made by us. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of U.S. GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include the health care cost trend rate, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover and retiree mortality rates. We evaluate these assumptions at least annually.

The discount rate is used to determine the present value of future benefit payments at each measurement date (October 31 for U.S. plans and September 30 for non-U.S. plans). The discount rate for U.S. plans was determined based on published rates for high quality corporate bonds. The discount rate for non-U.S. plans was generally determined in a similar manner. Differences between the expected future cash flows of our plans and the maturities of the high quality corporate bonds are not expected to have a material impact on the selection of discount rates. In recent years, decreasing interest rates, particularly outside the U.S., have increased our net plan costs. The increase in net plan costs has been in large part offset by a declining number of plan participants as a result of our various restructuring programs. The entire impact of declining discount rates is not recognized immediately under current accounting standards. As of October 31, 2006, delayed recognition of the impact of declining discount rates was the primary factor resulting in approximately $16 million in unrecognized net actuarial losses for non-U.S. plans that were transferred to us by Agilent. These losses are being recognized over the expected average future service lives of plan participants.

The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns. Declining rate of return assumptions generally result in increased pension expense while increasing rate of return assumptions generally result in lower pension expense. A one percent change in the estimated long-term return on plan assets would result in a $0.3 million impact on pension expense for our fiscal year 2006.

In connection with our separation from Agilent, Agilent transferred to us the liabilities associated with the defined benefit plans for our employees located in Germany, France, Korea, Italy and Taiwan. With the exception of Italy and France, Agilent funded these plans on June 1 2006 based on 80% of the estimated accumulated benefit obligations as of the separation date. Verigy made no additional contributions to the retirement plans during fiscal year 2006. Effective our separation date, we put in place a new defined benefit plan for our employees in Japan as well as a new retiree medical account program for our employees in the U.S. who meet certain age and service criteria.

Effective November 28, 2006, Agilent substantially completed their obligation to fund our Germany defined benefit plans at the accumulated benefit obligation level as of the separation date. With the exception of Italy, which is insignificant, Agilent will fund the remaining plans based on 100% of the accumulated benefit obligation level as of June 1, 2006, as soon as the actuarial valuations are completed in the first quarter of fiscal 2007.

In fiscal years 2006, 2005 and 2004 we incurred expenses of $2 million, $5 million and $6 million, respectively, for our defined benefit retirement and post-retirement plans in the U.S. and $5 million, $6 million, and $6 million for the same respective periods for our non-U.S plans.

Workforce-related events such as restructurings or divestitures can result in curtailment and settlement gains or losses to the extent they have an impact on the average future working lifetime or total number of participants in our retirement and postretirement plans.

Goodwill and purchased intangible assets.   We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) on November 1, 2002 and recorded an allocation of goodwill from Agilent. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Impairment indicators include the significant decrease in market price of an asset, significant adverse changes in the extent or use or physical condition of an asset, significant adverse change in legal or regulatory factors affecting an asset, accumulation of costs significantly in excess of expected costs to acquire or construct an asset, operating or cash flow losses (or projections of losses) that demonstrates continuing losses associated with the use of an asset, or a current expectation that is more likely than not, that an asset will be sold or disposed of significantly before the end of its previously estimated useful life. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to five years.

The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. We estimate expected future cash flows then compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods.

Separation costs.   Separation costs are one-time internal and external spin-off related costs, such as information technology set-up costs and consulting and legal and other professional fees.

Shipping and handling costs.   Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in cost of products in the combined statements of operations for all years presented.

Advertising.   Business specific advertising costs are expensed as incurred. Advertising costs were insignificant for all three years presented. Some corporate advertising expenses were allocated to us by Agilent as part of corporate allocations described in Note 5 but are not separately identifiable.

Research and development.   Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

Net loss per share.   Basic net loss per share is computed by dividing net loss—the numerator—by the weighted average number of common shares outstanding—the denominator—during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net loss per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises and unamortized share based compensation. The calculation of dilutive net loss per share excludes shares of potential ordinary shares if the effect is anti-dilutive.

Cash, cash equivalent, and short-term investments.   We classify highly liquid investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash and cash equivalents consist of cash deposited in checking and money market accounts.

Accounting for income taxes.   Although our operating results prior to our separation have been included in Agilent’s consolidated tax returns our provision for income taxes in our combined and consolidated financial statements have been determined on a separate return basis. We are required to assess the realization of our net deferred tax assets and the need for a valuation allowance on a separate return basis, and exclude from that assessment any utilization of those losses by Agilent. This assessment requires that our management make judgments about benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. Due to the losses we incurred in the U.S. and Japan, prior to fiscal year 2003, we recorded a valuation allowance against any net deferred tax assets in these jurisdictions. Until our separation, we maintained a full valuation allowance in these jurisdictions.

We did not retain any deferred tax assets and liabilities related to temporary differences, net operating losses and credit carryforwards from Agilent. We did, however, retain approximately $4 million of prepaid tax assets upon our separation. As a result, for periods after June 1, 2006, our deferred tax assets and liabilities are based on temporary differences between the book and tax basis of the net assets that were transferred in connection with our separation from Agilent and our operating activities beginning as of June 1, 2006.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, as well as discrete events, such as audit settlements. Certain combinations of these factors could cause us to owe significant taxes (and to have high effective tax rates) during periods when we experience low income before taxes or loss before taxes. Conversely, we expect to realize more favorable effective tax rates as our profitability increases. We will also be subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. We will regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Fair value of financial instruments.   The carrying values of accounts receivable, accounts payable, accrued employee compensation and benefits and other accrued liabilities approximate fair value because of their short maturities.

Concentration of credit risk.   We sell our products through our direct sales force. In fiscal year 2006, one customer accounted for 10.1% of our net revenue. In fiscal year 2005, no single customer accounted for 10% or more of our net revenue. In fiscal year 2004, one customer accounted for 15.1% of our net revenue. One customer accounted for 20.2% of our accounts receivable balance at October 31, 2006. No single customer accounted for 10% or more of the combined accounts receivable balance at October 31, 2005. We perform ongoing credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.

Concentration of suppliers.   Certain components and parts used in our products are procured from a single or a limited group of suppliers, some of whom are relatively small in size. The failure of these suppliers to meet our requirements in a timely manner could impair our ability to ship products and to realize the related revenues when anticipated which could adversely affect our business and operating results.

Derivative instruments.   We do not enter directly into any derivative instrument contracts, however Agilent has historically used such instruments and part of its gain or loss has been allocated to us. Prior to our separation, Agilent had entered into foreign exchange contracts, primarily forward contracts and purchased options, to hedge exposures to changes in foreign currency exchange rates. These contracts were designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated revenue and expense transactions and assets and liabilities that are denominated in currencies other than the functional currency of the entity that has the exposure. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Neither Verigy nor Agilent uses derivative financial instruments for speculative or trading purposes.

For derivative instruments that were designated and qualified as a cash flow hedge, changes in the value of the effective portion of the derivative instrument were recognized in accumulated comprehensive income (loss). These amounts were reclassified and recognized in cost of sales when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur, and allocated to us based on our forecasted revenue and cost exposures. Amounts recorded in all fiscal years presented were insignificant. For derivative instruments that were designated and qualified as a fair value hedge, changes in the value of the derivative were recognized in other income and expense in the current period, and allocated to us along with other general corporate expenses. In all fiscal years reported, amounts recorded were insignificant. Changes in the fair value of the ineffective portion of derivative instruments, if any, were recognized in income in the current period. Amounts recorded in any of all fiscal years presented were insignificant.

Inventory.   We assess the valuation of our inventory, including demonstration inventory, on a quarterly basis based upon estimates about future demand and actual usage. To the extent that we determine that we are holding excess or obsolete inventory, we write down the value of our inventory to its net realizable value. Such write-downs are reflected in cost of products and can be material in amount. Our inventory assessment involves difficult estimates of future events and, as a result, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of products and higher income from operations than expected in that period. Excess and obsolete inventory resulting from shifts in demand or changes in market conditions for raw materials and components can result in significant volatility in our costs of products.

In our inventory valuation analysis, we also include inventory that we could be obligated to purchase from our suppliers based on our production forecasts. To the extent that our committed inventory purchases exceed our forecasted productions needs, we write down the value of those inventories by taking a charge to our cost of products and increasing our supplier liability.

Property, plant and equipment.   Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger and the resulting gain or loss is reflected in the combined statement of operations. Buildings and improvements are depreciated over ten to forty years, or the lease term if lower, and machinery and equipment over three to ten years. We are currently using the straight-line method to depreciate assets. However, prior to

November 1, 2001, assets were being depreciated principally using accelerated methods and will continue to be depreciated under those methods until they are fully depreciated or retired.

Capitalized software.   We capitalize certain internal and external costs incurred to acquire or create internal use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included in property, plant and equipment and is depreciated over three to six years when development is complete.

Impairment of long-lived assets.   We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Foreign currency translation.   We follow SFAS No. 52 “Foreign Currency Translation” for both the translation and remeasurement of balance sheet and income statement items into U.S. Dollars. For those business units that operate in a local currency functional environment, all assets and liabilities are translated into U.S. Dollars using the exchange rates in effect at the end of the period; revenue and expenses are translated using average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders’ equity.

For those business units that operate in a U.S. Dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. Dollars using the exchange rates in effect at the end of the period except for nonmonetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. An allocation from Agilent of the applicable gains or losses from foreign currency remeasurement for periods prior to June 1, 2006, is included in other income (expense) in the combined and consolidated statements of operations.

3.                 RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain related disclosures. FSP 115-1 and 124-1 will be effective for all reporting periods beginning after December 15, 2005. We do not believe that adopting or applying either standard will have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. We expect to adopt this pronouncement beginning in our fiscal year 2008 and we have not yet determined the potential financial impact of adopting FIN 48.

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

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal year ending after November 15, 2006. We are currently evaluating the impact of SAB 108 on our combined and consolidated financial positions, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. Except for the measurement date requirement, SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The measurement date requirement will not be effective until fiscal years ending after December 15, 2008. SFAS No. 158 will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 158 on our consolidated financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal 2008. We are currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

4.                 IPO, SEPARATION FROM AGILENT, AND DISTRIBUTION

On June 16, 2006, we completed our initial public offering (“IPO”) of 8.5 million ordinary shares at a price of $15 per share, which less underwriting discount and commission, resulted in aggregate net proceeds of approximately $118.6 million. On July 6, 2006, the underwriters of the IPO exercised a portion of their over-allotment option which resulted in the issuance of additional 151,559 shares and generated approximately $2.1 million in net proceeds. The remaining portion of the underwriters’ over-allotment option has lapsed. As part of the offering, Agilent made a one-time payment to us of $19.3 million, the amount by which our net proceeds from the IPO were less than $140 million.

Following the offering, Agilent owned 50 million ordinary shares or approximately 85 percent of Verigy’s ordinary shares. Effective October 31, 2006, Agilent distributed the 50 million Verigy ordinary shares it owned to its shareholders. Agilent shareholders of record as of October 16, 2006 received 0.122435 ordinary shares of Verigy for each Agilent share owned.

Verigy and Agilent, and, in some cases, their respective subsidiaries, entered into agreements in connection with the June 1, 2006 separation of our business from Agilent, including a master separation and distribution agreement. These agreements cover a variety of matters, including the transfer, ownership and licensing of intellectual property and other assets and liabilities relating to our business, the use of shared facilities, employee and tax-related matters and the transitional services. In addition, a loan agreement between Agilent and Veirgy, provided for a $25 million revolving credit facility from Agilent to Verigy on the separation date with interest at one-month LIBOR plus 50 basis points. As of October 31, 2006, all amounts were paid back and the agreement was terminated. The agreements relating to the separation from Agilent were negotiated and entered into in the context of a parent-subsidiary relationship.

As of October 31, 2006, Verigy has replaced all the cash deposits that Agilent had made for us on our behalf and also released Agilent from all guarantees and security obligations that they had made for us on our behalf. These guarantees and security arrangements related to real property lease deposits and guarantees, security for company credit card programs and other credit arrangements and required deposits with governmental trade and tax agencies.

For up to two years following our separation from Agilent, Agilent will continue to provide services and access to resources necessary for Verigy under the transition services agreement. In general, these services and resources include facilities management, site information technology infrastructure, use of various applications and support systems, as well as employee related services for transitional employees remaining with Agilent. Under the transition services agreement, Verigy has the ability to negotiate with Agilent for the provision of additional transition services not set forth in the agreement, which additional services will generally be subject to the provisions of the agreement. The agreement will terminate, and Agilent will have no obligation to provide any further transition services to Verigy, two years after the separation date. Since our separation, our total transition services costs from Agilent were approximately $38 million, of which approximately $8 million was capitalized related primarily due to new site set up costs.

See Note 5, “Transactions with Agilent” for further information regarding the relationships we have with Agilent.

Indemnifications to Verigy

In connection with our spin-off, Agilent has agreed to indemnify us for certain liabilities that were excluded from the separation and were not transferred to us, for specified IPO-related liabilities and other specified items.

5.                 TRANSACTIONS WITH AGILENT

Prior to our separation, we were a wholly owned subsidiary of Agilent and thus our transactions with Agilent were considered intercompany. After our separation date, our transactions with Agilent are considered related party transactions since Agilent still owned approximately 85% of our outstanding ordinary shares until October 31, 2006.

Intercompany and Related Party Transactions

We derived revenue from the sales of products to other Agilent businesses for fiscal years ended October 31, 2006, 2005 and 2004 of $1.1 million, $2.0 million and $3.0 million, respectively. These revenues prior to June 1, 2006 were recorded using a cost plus methodology and may not necessarily represent a price an unrelated third party would pay.

We purchased materials from other Agilent businesses during fiscal years 2006, 2005 and 2004 of $5 million, $9 million and $7 million, respectively. All purchases were at cost and were recorded in cost of products for the respective years.

Allocated Costs

The combined and consolidated statements of operations include our direct expenses as well as allocations of expenses arising from shared services and infrastructure provided to us by Agilent. These allocated expenses include costs of centralized research and development, legal and accounting services, employee benefits, real estate and facilities, corporate advertising, insurance services, information technology, treasury and other corporate and infrastructure services. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. The allocation methods include headcount, square footage, actual consumption and usage of services, adjusted invested capital and others.

Allocated costs included in the accompanying combined statements of operations are as follows:

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Cost of products	$16	$26	$30
Research and development	10	21	21
Selling, general and administrative	39	55	62
Other (income) expense, net	1	—	(1)
Total allocated costs	$66	$102	$112

Since our separation from Agilent became effective on June 1, 2006, fiscal year 2006 includes only seven months of allocated costs.

Receivables from and Payables to Agilent

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Receivables from Agilent	$8	$—	$—
Payables to Agilent	$37	$—	$—

Receivables from Agilent consists of approximately $3 million of cash collected by Agilent from our customers that had not yet been remitted to Verigy and approximately $5 million of payments due to us from Agilent related to the remaining funding for our pension and employee benefit plans in accordance with the master separation agreement. The cash collected by Agilent from our customers is transferred to us on a weekly basis. Effective November 28, 2006, Agilent substantially completed its obligation to fund our Germany defined benefit plans at the accumulated benefit obligations level as of the separation date. With the exception of Italy, which is insignificant, Agilent will fund the remaining plans based on 100% of the accumulated benefit obligation level as of June 1, 2006, as soon as the actuarial valuations are completed by the end of our first quarter of fiscal 2007.

Payables to Agilent consists of approximately $26 million accrued liabilities for transition-related services provided to us by Agilent, approximately $8 million for capitalized costs relating to new site set ups as well as leasehold improvement for our new U.S. headquarters facilities and approximately $3 million accrued liabilities for the purchase of assets related to our China operations. Our total costs from Agilent under the transition services agreement for the five months since our separation totaled approximately $38 million. See Note 16, Separation Costs, for separation cost details and net gains associated with curtailment and settlement.

Agreements with Agilent

We share and operate under numerous agreements executed by Agilent with third parties, including but not limited to purchasing, manufacturing, supply, and distribution agreements; use of facilities owned, leased, and managed by Agilent; and software, technology and other intellectual property agreements.

6.                 NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of ordinary shares outstanding. The weighted-average number of ordinary shares outstanding does not include the dilutive effect of ordinary equivalent shares, such as share options and restricted share units. Diluted net loss per share is calculated by dividing net loss by the weighted-average ordinary shares outstanding plus the dilutive effect of ordinary equivalent shares, such as share options. The calculation of diluted net loss per share excludes shares of potential ordinary shares if the effect is anti-dilutive.

The following is a reconciliation of the basic and diluted net loss per share computations for the periods presented below:

	Year Ended October 31,
	2006	2005	2004
Basic Net loss Per Share
Net loss (in millions)	$—	$(119)	$(8)
Weighted average number of ordinary shares	53,356	50,000	50,000
Basic net (loss) per share	$—	$(2.38)	$(0.16)
Diluted Net loss Per Share
Net loss (in millions)	$—	$(119)	$(8)
Weighted average number of ordinary shares	53,356	50,000	50,000
Potentially dilutive common stock equivalents—stock options and other employee stock plans	—	—	—
Total shares for purpose of calculating diluted net loss per share	53,356	50,000	50,000
Diluted net loss per share	$—	$(2.38)	$(0.16)

Weighted average shares are presented in thousands.

The dilutive effect of outstanding options and restricted share units is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation required by SFAS No. 123(R).

The following table presents options to purchase ordinary shares, which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Year Ended October 31,
	2006	2005	2004
Non-qualified share options
Number of options to purchase ordinary shares (in thousands)	3,504	—	—
Weighted-average exercise price	$14.06	$—	$—
Average common stock price	$16.14	Not Applicable	Not Applicable
Restricted share units
Number of restricted share units (in thousands)	197	—	—
Weighted-average exercise price	$15.47	$—	$—
Average common stock price	$16.14	Not Applicable	Not Applicable

Pursuant to the Master Separation and Distribution Agreement and the Employee Matters Agreement entered into between Verigy Ltd. and Agilent Technologies, Inc. in connection with Verigy’s separation from Agilent (collectively the “Separation Agreements”), on October 31, 2006, Agilent cancelled the unvested Agilent equity awards held by Verigy employees as of October 31, 2006 (the “Original Agilent Awards”). In accordance with the Separation Agreements, and in connection with the cancellation of the

Original Agilent Awards, the compensation committee of the board of directors of Verigy Ltd. approved and issued under the Verigy Ltd. 2006 Equity Incentive Plan replacement Verigy equity awards to Verigy employees whose Original Agilent Awards were cancelled (the “Replacement Awards”).

Those awards that were provided to employees outside of the United States, where options are impractical and/or infeasible due to local requirement or where other awards may obtain more favorable treatment under Applicable Local Law, were cancelled and immediately replaced with Verigy restricted share units. The number of replaced restricted share units was based on the intrinsic value of the closing price of Agilent stock option on distribution date divided by the closing price of a Verigy ordinary share on the distribution date.

On October 31, 2006, the board of directors of Verigy approved and issued approximately 2.2 million and 0.05 million replacement options and restricted shares units, respectively. The replacement of the Agilent options with Verigy options was accounted for as a stock option modification in accordance with FAS 123(R).

7.                 PROVISION FOR TAXES

We recorded income tax provisions of approximately $21 million, $13 million and $14 million for fiscal years ended October 31, 2006, 2005 and 2004, respectively.

Through June 1, 2006, Verigy’s income tax expense reflected amounts based on Agilent’s consolidated tax profile so our income tax expense for the first seven months consisted of allocated expense from Agilent. Since our separation from Agilent on June 1, 2006, our tax expense is based on our new operating structure and tax status in the countries where we do business.

Prior to June 1, 2006, we considered the U.S. entities as our domestic entities as did Agilent. Following our separation from Agilent, we consider our Singapore entities as our domestic entities since that is where we are incorporated. Our provision for income taxes for fiscal years 2006, 2005, and 2004 are as follows:

	Five Months Ended October 31,	Seven Months Ended May 31,	Twelve Months Ended October 31,	Twelve Months Ended October 31,	Twelve Months Ended October 31,
	2006		2006	2005	2004
	(in millions)
Current:
Domestic (U.S.)	$—	$—	$—	$—	$—
Domestic (Singapore)	1	—	1	—	—
Foreign	22	10	32	15	13
Deferred:
Domestic (U.S.)	—	—	—	—	(1)
Domestic (Singapore)	—	—	—	—	—
Foreign	(13)	1	(12)	(2)	2
Total tax provision	$10	$11	$21	$13	$14

The table below shows the geographical mix of our pre-tax profit and loss positions for fiscal years 2005 and 2004, as well as our pre and post separation income and losses for fiscal year 2006.

	Five Months Ended October 31,	Seven Months Ended May 31,	Twelve Months Ended October 31,	Twelve Months Ended October 31,	Twelve Months Ended October 31,
	2006		2006	2005	2004
	(in millions)
Domestic (U.S.)	$—	$(6)	$(6)	$(81)	$(7)
Domestic (Singapore)	24	—	24	—	—
Foreign	22	(19)	3	(25)	13
Total net income (loss) before taxes	$46	$(25)	$21	$(106)	$6

The table below reconciles the differences between our domestic statutory income tax rates and our effective tax rate:

	Five Months Ended October 31,	Seven Months Ended May 31,	Twelve Months Ended October 31,	Twelve Months Ended October 31,	Twelve Months Ended October 31,
	2006		2006	2005	2004
Notional U.S. federal tax rate	35.0%	35.0%	35%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	—	2.1	—	1.6
Foreign income taxed at different rates	(6.7)	(70.8)	68.9	(21.6)	177.4
Nontaxable gain from reversal of prior years’ retirement expenses	(7.6)	—	(16.6)	—	—
R&D credits	—	—	—	1.3	(22.5)
Other, net	—	—	0.5	0.7	(30.8)
Valuation allowance—Others	—	(8.6)	10.1	(27.5)	65.4
	21.7%	(44.4)%	100%	(12.1)%	226.1%

Our income taxes payable were approximately $15 million, $31 million and $23 million, at October 31, 2006, 2005 and 2004 respectively. These amounts are included within income taxes and other taxes payable. The payables as of fiscal year end October 31, 2005 and 2004 represent amounts that had not been settled through the Agilent invested equity account at the respective fiscal years.

Deferred incomes taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities used for financial reporting and tax purposes. We had no deferred tax liabilities as of fiscal years ended October 31, 2006 and 2005. The significant components of deferred tax assets included in the combined and consolidated balance sheets as of October 31, 2006 and 2005 are:

	Year Ended October 31,
	2006	2005
	Deferred Tax Assets	Deferred Tax Assets
	(in millions)
Inventory	$7	$4
Property, plant and equipment	6	—
Intangible	25	—
Warranty	—	3
Employee benefits, other than retirement	5	17
Other retirement benefits	9	—
Net operating losses and credit carryforwards	—	120
Other	4	1
Subtotal	56	145
Tax valuation allowance	—	(135)
Total deferred tax asset	$56	$10

The provisions for income taxes in the combined and consolidated financial statements have been determined on a separate return basis. We are required to assess the realization of our net deferred tax assets and the need for a valuation allowance on a separate return basis, prior to our separation, and exclude from that assessment any utilization of those losses by Agilent. This assessment requires that our management make judgments about benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.

As of October 31, 2006, we had $56 million of deferred tax assets due to temporary differences between the book and tax basis of the net assets which were acquired upon our separation from Agilent. As of October 31, 2005, we had net deferred tax assets of $10 million since we had recorded full valuation allowances in the United States and Japan against all deferred tax assets due to accumulated losses in successive years in those jurisdictions. Upon our separation from Agilent, we did not retain any pre-separation deferred tax assets or liabilities which had resulted from historical temporary differences, net operating losses and credit carryforwards. We did, however, retain approximately $4 million of prepaid tax assets upon our separation.

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

8.                 SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). There are 10,300,000 ordinary shares authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares and share units. At October 31, 2006, there were approximately 6.6 million ordinary shares available for issuance under the 2006 EIP.

Except for replacement options granted in connection with Verigy’s separation from Agilent, employee nonqualified stock options have an exercise price no less than 100% of the fair market value of a share on the date of grant, and generally vest at a rate of 25% per year over 4 years. The maximum allowable term is 10 years. Restricted share units awarded to employees pay out in an equal number of shares of stock, and generally vest at a rate of 25% per year over 4 years. Options and restricted share units cease to vest upon termination of employment. If an employee terminates employment due to death, disability or retirement due to age, then the vested portion of the employee’s option and restricted share unit award is determined by adding 12 months to the length of his or her actual service, and the option is exercisable as to the vested shares for one year after the date of termination, or, if earlier, the expiration of the term of the option.

Outside director options vest on the first anniversary of the date of grant and have a maximum term of 10 years. Outside director restricted share units vest on the first anniversary of the date of grant and are payable on the third anniversary of the date of grant. All awards granted to an outside director become fully vested upon the director’s termination of services because of death, disability, retirement at or after age 65, or if the Company is subject to a change in control before the director’s service terminates.

2006 Employee Shares Purchase Plan

On June 7, 2006, our board of directors adopted the 2006 Employee Shares Purchase Plan (the “Purchase Plan”). The Purchase Plan is intended to qualify for favorable tax treatment under section 423 of the U.S. Internal Revenue Code. The number of shares available for purchase under the plan is 1,700,000.

Under the Purchase Plan, eligible employees may elect to purchase shares from payroll deductions up to 10% of eligible compensation during 6-month offering periods. The purchase price is (i) 85% of the fair market value per ordinary share on the trading day before the beginning of an offering period or, in the case of the first offering period under the Purchase Plan, 85% of the IPO price; or (ii) 85% of the fair market value per ordinary share on the last trading day of an offering period, whichever is lower.  The Purchase Plan restricts the maximum number of shares that an employee can purchase to 2,500 shares each offering period and to $25,000 worth of ordinary shares each calendar year.

Share-Based Compensation for Verigy Options

As of November 1, 2005, we adopted the provisions of SFAS No. 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”).

Subsequent to June 12, 2006, the effective date of our registration statement on from S-1, certain of our employees and directors were granted non-qualified share options and restricted share units (“RSU”). For the newly issued Verigy options, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R) using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the period from June 1, 2006 to October 31, 2006 has been reduced for estimated forfeitures. Verigy expenses restricted share units based on fair market value of the shares at the date of grant over the period during which the restrictions lapse.

In addition, pursuant to the Master Separation and Distribution Agreement and the Employee Matters Agreement entered into between Verigy Ltd. and Agilent Technologies, Inc. in connection with Verigy’s separation from Agilent (collectively the “Separation Agreements”), on October 31, 2006, Agilent cancelled the unvested Agilent equity awards held by Verigy employees as of October 31, 2006 (the “Original Agilent Awards”). In accordance with the Separation Agreements, and in connection with the cancellation of the Original Agilent Awards, the compensation committee of the board of directors of Verigy Ltd. approved and issued under the Verigy Ltd. 2006 Equity Incentive Plan replacement Verigy equity awards to Verigy employees whose Original Agilent Awards were cancelled (the “Replacement Awards”). The ratio that was used for the replacement options is the average price of Agilent common stock on October 30, 2006 (the date prior to the distribution date), divided by the average price of Verigy ordinary shares on October 31, 2006 (the day of the distribution).

Those awards that were provided to employees outside of the United States, where options are impractical and/or infeasible due to local requirement or where other awards may obtain more favorable treatment under Applicable Local Law, were cancelled and immediately replaced with Verigy restricted share units. The number of replaced restricted share units was based on the intrinsic value of the closing price of Agilent stock option on distribution date divided by the closing price of Verigy ordinary share on distribution date.

As required by SFAS No. 123 (R) for modification of equity award, we are recognizing, over the remaining requisite service period, the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original Agilent award on the modification date. The incremental compensation cost of approximately $3.8 million is the difference between the fair value of the modified replacement award and the fair value of the original Agilent award immediately before it was modified.

Share-Based Payment Award Activity Related to Verigy Options

The following table summarizes stock option and restricted share unit activity the year ended October 31, 2006:

	Option		Restricted Share Unit (RSU)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Share Price
	(in thousands)		(in thousands)
Outstanding as of October 31, 2005	—	$—	—	$—
Granted	1,240	$15	143	$15
Exercised	—	$—	—	$—
Replacement award	2,267	$14	54	$17
Cancellations	(3)	$15	—	$—
Outstanding as of October 31, 2006	3,504	$14	197	$15

On October 31, 2006, the board of directors of Verigy approved and issued approximately 2.2 million and 0.05 million of replacement options and restricted share units, respectively.

The following table summarizes information about all outstanding options to purchase shares of Verigy ordinary shares at October 31, 2006:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$ 7.48 – 15	2,081	7.1 years	$13	$8,259
$15.01 – 20	1,423	9.4 years	$16	1,349
	3,504	8.0 years	$14	$9,608

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $16.80 at October 31, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of October 31, 2006, none of the Verigy options were exercisable. Pursuant to the vesting schedule for the director and employee options granted by Verigy as of October 31, 2006, the first vesting date for any grant is November 15, 2006.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at October 31, 2006:

	Restricted Share Units Outstanding
Range of Grant Date Share Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Share Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$14.75 – 15	141	2.9 years	$15	$261
$15.01 – 20	56	2.1 years	$17	1
	197	2.6 years	$15	$262

Impact of the Adoption of SFAS No. 123 (R) Related Verigy Options and RSU

The impact on our results for share-based compensation for Verigy options for fiscal years 2006 was as follows:

Twelve Months
Ended
October 31,
2006
(in millions, except per share data)
Cost of products and services	$0.1
Research and development	0.1
Selling, general and administrative	1.4
Total share-based compensation expense	$1.6
Impact of share-based compensation expense related to Verigy options on our net loss per share:
Basic	$(0.03)
Diluted	$(0.03)

For fiscal year 2006, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of awards related to Verigy options, as determined under SFAS No. 123 (R), granted during fiscal year 2006 was $7.28 per share. For fiscal year 2006, there was no tax benefit realized from exercised stock options and similar awards. As of October 31, 2006, the total unrecorded share-based compensation balance for unvested options and similar awards, net of expected forfeitures was approximately $19.0 million.

Valuation Assumptions for Verigy Options

The fair value of options granted was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

Five Months Ended
October 31, 2006
Risk-free interest rate for options	4.99%
Risk-free interest rate for the ESPP	5.0%
Dividend yield	0%
Volatility for options	55.9%
Volatility for the ESPP	38.7%
Expected option life	4.09 years
Expected life for the ESPP	6 months

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the Company’s underlying stock. Because we did not have historical data, we used data from peer companies to determine our assumptions for the expected option life and the volatility of our stock price. For the risk-free interest rate, we used the rate of return on US Treasury Strips as of October 31, 2006 with maturities commensurate with expected option life assumptions.

Valuation Assumptions for Verigy “Replacement Award” Options

The table below summarizes sets of weighted average assumptions used to estimate the fair values, using a Black-Scholes option-pricing model, of those replacement options which were issued to employees at distribution date.

	Original Agilent Award	Original Agilent Award Immediately Before Modification	Verigy Modified Replacement Award
	Year Ended October 31, 2006
Risk-free interest rate for options	4.40%	4.69%	4.70%
Dividend yield	0%	0%	0%
Volatility for options	29.0%	30.4%	55.9%
Expected option life	4.25 years	3.00 years	2.86 years

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the Company’s underlying stock. For the risk-free interest rate, we used the rate of return on US Treasury Strips as of October 31, 2006 with maturities commensurate with expected option life assumptions. The calculation of fair value of those original Agilent options was based the assumptions chosen by Agilent at grant date. The calculation of fair value immediately before modification was based on Agilent’s assumptions at grant date and updated to reflect Agilent’s specific experience. The estimated fair value calculations for the replacement options were based on the assumptions chosen by Agilent at the granted date for each option grant and were updated to reflect anticipated Verigy-specific experience.

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

Share-Based Payment Award Activity Related to Agilent Options Held by Verigy Employees

The following table summarizes equity share-based payment award for the fiscal years 2006, 2005 and 2004:

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2003	2,557	$27
Granted under Option Exchange Program	692	$28
Granted	957	$25
Exercised	(92)	$15
Cancellations	(5)	$16
Outstanding as of October 31, 2004	4,109	$29
Granted	682	$18
Exercised	(282)	$22
Cancellations	(11)	$19
Outstanding as of October 31, 2005	4,498	$28
Granted	584	$34
Exercised	(1,358)	$25
Cancellations	(241)	$29
Net Transfer-Outs—Agilent employees	(1,034)	$29
Vested options remaining with Agilent	(1,135)	$30
Unvested options replaced with Verigy options and restricted share units	(1,314)	$31
Outstanding as of October 31, 2006	—	$—

Impact of the Adoption of SFAS No. 123 (R) Related to Agilent Options Held by Verigy Employees

Agilent adopted SFAS No. 123 (R) using the modified prospective transition method beginning November 1, 2005. Accordingly, for the periods prior to our separation, we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28. For share-based awards granted after November 1, 2005, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R). For these awards we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for all periods presented has been reduced for estimated forfeitures.

We recorded the distribution of share-based compensation expenses for Agilent options as an increase in Agilent’s invested equity in Verigy.

The calculations are based on Agilent stock options held by our employees and Agilent’s assumptions. To the extent that our employees’ Agilent options were unvested as of the distribution date, Verigy replaced the Agilent options with new Verigy options using a conversion ratio determined at the distribution date. The ratio was based upon the average of the high and low of the stock price of Agilent common stock on the trading day before the distribution date compared to the average of the high and low share price of our ordinary shares on the distribution date.

The impact on our results for share-based compensation for Agilent options for fiscal years 2006 was as follows:

Twelve Months
Ended
October 31,
2006
(in millions, except per share data)
Cost of products and services	$1.7
Research and development	1.2
Selling, general and administrative	5.9
Total share-based compensation expense	$8.8
Impact of share-based compensation expense related to Verigy options on our net loss per share:
Basic	$(0.16)
Diluted	$(0.16)

For fiscal year 2006, our share-based compensation capitalized within inventory was insignificant.

Since our separation from Agilent, there were no Agilent option grants for Verigy employees. The weighted average grant date fair value of awards related to Agilent options, as determined under SFAS No. 123 (R), granted during fiscal years 2006, 2005 and 2004 was $10.38, $18.56 and $24.78  per share, respectively. For fiscal years 2006, 2005, and 2004 the tax benefit realized from exercised stock options and similar awards was insignificant. As of October 31, 2006, there was no unrecorded deferred share-based compensation balance for unvested shares.

Valuation Assumptions for Agilent Options Held by Verigy Employees

The fair value of options granted was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

	Years Ended October 31,
	2006	2005	2004
Risk-free interest rate for options	4.4%	3.55%	3.25%
Risk-free interest rate for the ESPP	4.5%	2.42%	1.17%
Dividend yield	0%	0%	0%
Volatility for options	29%	39%	57%
Volatility for the ESPP	29%	37%	36%
Expected option life	4.25 years	4 years	5.5 years
Expected life for the ESPP	6 months – 1.5 years	6 months – 2 years	6 months – 2 years

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

Pro forma information.   Pro forma net income (loss) information, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) has been determined as if we had accounted for the employee stock options we granted, including shares issuable to our employees under the Agilent Employee Stock Purchase Plan , and the Option Exchange Program, under SFAS No. 123’s fair value method.

The pro forma information for fiscal years 2005 and 2004 was as follows:

	Years Ended October 31,
	2005	2004
	(in millions, except per share data)
Net loss as reported	$(119)	$(8)
SFAS No. 123 based compensation	(17)	(19)
Tax benefit	1	2
Net loss—pro forma	$(135)	$(25)
Net loss per share, basic and diluted:
As reported	$(2.38)	$(0.16)
Pro forma	$(2.70)	$(0.50)

9.                 INVENTORY

	Year Ended October 31,
	2006	2005
	(in millions)
Finished goods	$42	$33
Work in progress	8	9
Raw materials	37	68
Total inventory	$87	$110

Finished goods inventory includes demonstration products of $18 million for 2006 and $20 million for 2005. Effective June 1, 2006, we sold approximately $19 million of raw material inventory to Flextronics for approximately net book value. See Note 19 “Flextronics” for further details.

The total cost of products in the combined and consolidated statements of operations for 2006, 2005 and 2004 included inventory-related gross charges of $18 million, $25 million and $3 million, respectively, for excess and obsolete inventory on our site as well inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, we sold previously written down inventory of $11 million, $7 million, and $1 million, respectively, for the same periods.

10.          OTHER CURRENT ASSETS

	Year Ended October 31,
	2006	2005
	(in millions)
Current deferred tax assets	$16	$2
Transaction tax receivable	17	2
Prepaid taxes	2	8
Other prepayments	9	2
Sundry receivables	3	—
Other	1	—
Total other current assets	$48	$14

The $16 million current deferred tax assets as of October 31, 2006, pertain solely to temporary differences between the book and tax basis of the net assets which were acquired upon our separation.

The $17 million transaction tax receivable as of October 31, 2006, relates to transaction taxes that we paid for inventory purchases from our suppliers. We also had approximately $8 million of transaction tax payable as of October 31, 2006, which is included in income taxes and other taxes payable.

11.          PROPERTY, PLANT AND EQUIPMENT, NET

	Year Ended October 31,
	2006	2005
	(in millions)
Leasehold improvements	$12	$1
Software	22	4
Machinery and equipment	46	55
Total property, plant and equipment	80	60
Accumulated depreciation and amortization	(36)	(42)
Total property, plant and equipment, net	$44	$18

We recorded approximately $9 million, $6 million and $6 million of depreciation and amortization expenses for fiscal years 2006, 2005, and 2004, respectively.

12.          OTHER LONG TERM ASSETS

	Year Ended October 31,
	2006	2005
	(in millions)
Deferred tax assets, non-current	$40	$8
Investments	4	3
Retirement plan assets	1	3
Prepaid taxes	—	2
Flexible time off assets	11	8
Other	5	2
Total other long term assets	$61	$26

Upon our separation from Agilent, we did not retain any pre-separation deferred tax assets or liabilities. The $40 million deferred tax assets as of October 31, 2006, pertains primarily to temporary differences between the book and tax basis of the net assets which were acquired upon our separation.

Our investments consist of investments in private companies accounted for using the cost method as we have no significant influence over the investee. All of our investments are subject to periodic impairment review, which requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. Charges related to other than temporary impairments were $0.3 million in fiscal year 2005. This impairment charge was included in other income (expense), net in the combined and consolidated statements of operations. No impairment charges were recorded in the other periods presented.

Information about our pension plans and associated assets are presented in Note 17, “Retirement and Post-Retirement Pension Plans”.

13.          GOODWILL

A summary of our goodwill activity for fiscal years 2006 and 2005 is shown in the table below:

	Year Ended October 31,
	2006	2005
	(in millions)
Beginning balance at November 1	$17	$18
Currency translation adjustment	1	(1)
Ending balance at October 31	$18	$17

14.          GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity for fiscal years ended October 31, 2006 and 2005 is shown in the table below; also see Note 18, “Other Accrued Liabilities”:

	Year Ended October 31,
	2006	2005
	(in millions)
Balance at beginning of year	$6	$7
Accruals for warranties issued during the year	10	8
Settlements made during the year	(10)	(9)
Balance at end of year	$6	$6

Extended Warranty

A summary of our extended warranty deferred revenue activity for October 31, 2006 and 2005 is shown in the table below:

	Year Ended October 31,
	2006	2005
	(in millions)
Balance at beginning of year	$13	$13
Recognition of revenue	(6)	(5)
Deferral of revenue for new contracts	13	5
Balance at end of year	$20	$13

In our combined and consolidated balance sheets, current deferred revenue is reported separately and long-term deferred revenue is included in long-term liabilities. See Note 18, Other Accrued Liabilities and Long-Term Liabilities.

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

Under the agreements with Agilent, Verigy will indemnify Agilent in connection with Verigy activities conducted prior to and following its separation from Agilent in connection with the businesses that constitute Verigy and the liabilities that Verigy will be specifically assuming under the agreements. These indemnifications will cover a variety of aspects of Verigy’s business, including, but not limited to, employee, tax, intellectual property and environmental matters.

15.          RESTRUCTURING AND ASSET IMPAIRMENT

Agilent initiated several restructuring plans in prior years; the 2001 Plan, the 2002 Plan and the 2003 Plan (collectively, the “Prior Plans”). Agilent’s Prior Plans were designed to reduce costs and expenses in order to return Agilent to profitability. The two main components of these plans are workforce reduction and consolidation of excess facilities. Under all plans, we directly incurred and recorded only charges for workforce management. In addition, we recorded charges allocated to us by Agilent for our share of the expenses they incurred to reduce costs for support services such as finance, information technology, and workplace services. Agilent achieved these cost reductions by moving global shared services operations sites to lower cost regions, reducing the number of properties, particularly sales and administrative sites, and by reducing their workforce through involuntary terminations and selected outsourcing of manufacturing and administrative functions. Our allocated portion of these costs is included in our combined and consolidated financial statements and the schedules below. All accrued liabilities associated with the allocated costs were recorded by Agilent and not us.

In fiscal year 2004, we recorded $1 million in direct restructuring charges for workforce reductions and Agilent allocated approximately $4 million ($2 million for workforce management and $2 million for consolidation of excess facilities) to us. We had no accrued balances at the end of the respective reporting years for activities related to workforce management or consolidation of facilities.

A summary of Prior Plans restructuring activity (including restructuring costs allocated to us by Agilent) by year is shown below:

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Workforce management	$—	$—	$3
Consolidation of facilities	—	—	2
Total restructuring charges	$—	$—	$5

Summary information for Agilent’s 2005 Plan

In fiscal year 2005, Agilent launched a new restructuring program to align its workforce with its smaller organization size after the announced sale of its semiconductor products business, which completed on December 1, 2005, and its announced intention to spin us off.

Also, in fiscal year 2005, we initiated a plan, as part of Agilent’s 2005 restructuring plan, to further reduce operational costs, primarily through closing, consolidating, and relocating some sites and reducing and realigning our workforce (“2005 Plan”). Under this plan, we took an $8 million charge in fiscal year 2005, $5 million of which related to a reduction in headcount, $2 million of which related to headcount reduction by Agilent for corporate and administrative personnel that had supported our business and $1 million of which related to consolidation of facilities. Overall, we reduced our workforce by approximately 250 people since October 31, 2005 and added approximately 100 people, ending with approximately 1,500 employees as of October 31, 2006.

A summary of Agilent’s 2005 Plan restructuring activity during fiscal years ended October 31, 2005 and 2006 is shown in the table below:

	Workforce Reduction	Asset Impairment and Consolidation of Excess Facilities	Total
	(in millions)
Balance at October 31, 2004	$—	$—	$—
Total charges including amount allocated by Agilent	7	1	8
Less allocated and paid by Agilent	(2)	(1)	(3)
Less cash payments	(4)	—	(4)
Balance at October 31, 2005	$1	$—	$1
Total charges allocated by Agilent	19	3	22
Less amounts paid by Agilent	(4)	(3)	(7)
Less cash payments	(10)	—	(10)
Less restructuring liabilities retained by Agilent	(6)	—	(6)
Balance at October 31, 2006	$—	$—	$—

We had no accrued restructuring liability as of October 31, 2006, compared to $1 million liability as of October 31, 2005 related to the Agilent 2005 Restructuring Plan. In accordance with the separation agreements with Agilent, Agilent retained and paid for all restructuring liabilities associated with the 2005 restructuring plan.

A summary of the statement of operations impact of the charges resulting from all restructuring plans for fiscal years ended October 31, 2006, 2005 and 2004 is shown below:

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Restructuring charges (included in cost of sales)	$7	$1	$1
Restructuring charges (included in operating expenses)	17	7	4
Total restructuring charges	$24	$8	$5

The restructuring costs allocated to us by Agilent and included in the table above are shown separately below:

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Restructuring charges (included in cost of sales)	$2	$—	$1
Restructuring charges (included in operating expenses)	9	3	3
Total restructuring charges	$11	$3	$4

Summary of Flextronics-related restructuring charges

In connection with the transfer of our manufacturing activities to Flextronics, we have transferred approximately 85 employees to Flextronics, and Flextronics has assumed certain pension and other employee liabilities associated with these employees. We are responsible for any liabilities associated with known future severance payments for the transferred employees and will benefit from the future services of these employees as they will be working exclusively on our products. On June 1, 2006, Agilent paid into a trust account approximately $3 million, on our behalf, for the severance payments associated with the transferred employees. On July 14, 2006, we reimbursed Agilent for all these payments, in accordance with the master separation and distribution agreement. Also, we have potential obligation in the future of approximately $2 million associated with these transferred employees. We have deferred these costs and are recognizing them ratably over the employees’ period of service until the respective dates of the employees’ termination from Flextronics. During fiscal year 2006, we recorded $1.8 million of these charges in our cost of products.

16.          SEPARATION COSTS

The following table presents the components of separation costs for fiscal years 2006, 2005, and 2004, respectively.

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Separation costs (included in cost of sales)	$8	$—	$—
Separation costs (included in operating expense)	75	3	—
Total of separation costs	83	3	—
Net curtailment and settlement gains (included in costs of sales)	(4)	—	—
Net curtailment and settlement gains (included in operating expenses)	(6)	—	—
Net separation costs	$73	$3	$—

In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.

For fiscal year 2006, we incurred $83 million in separation costs, of which approximately $8 million was recorded in costs of sales. These expenses were partially offset by a net curtailment and settlement gain of approximately $10 million which pertained to Agilent’s U.S. Retirement Plans and Agilent’s Post Retirement Benefit Plan. These net curtailment and settlement gains which resulted from the separation of our business from Agilent and the significant workforce reductions we incurred during fiscal year 2006 were recorded by Agilent in accordance with SFAS No. 88 and were pushed down to our business. For fiscal year 2005, we incurred $3 million in separation costs and no expenses were recorded in costs of sales.

All separation-related costs which were incurred up to the separation date, approximately $22 million, was Agilent’s responsibility, and all separation-related costs incurred after the separation date is our responsibility.

17.          RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

General.   Substantially all of our employees are covered under various Verigy defined benefit and/or defined contribution plans. Additionally, we sponsor retiree medical accounts for certian eligible U.S. employees. Prior to the seperation, Agilent had sponsored post-retirement health care benefits and a death benefit under the Retiree Survivor’s Benefit Plan for our eligible U.S. employees.

U.S. Retirement and Post-retirement Health Care Benefits for U.S. Employees

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

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan. At the date of separation, the present value of Verigy’s responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. There are no plan assets related to these obligations and we do not expect to make any contributions in the next fiscal year. For fiscal year 2006, the expenses amount recognized under the RMA plan was approximately $0.2 million.

Prior to the separation date, June 1, 2006, the former U.S. Agilent employees newly employed by Verigy benefited from Agilent 401(k) matching contributions. These amounts were reflected in the respective costs of sales, research and development, and selling, general and administrative in the accompanying combined and consolidated statement of operations. Agilent allocated the 401(k) matching amounts to Verigy on a headcount basis.

For fiscal year 2006, the Company’s matching expenses for our US employees under the Verigy 401(k) and the Verigy profit sharing plans were $0.7 million and $0.5 million, respectively.

Non-U.S. Retirement Benefit Plans.   Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Change in Plans.   Upon the separation of the business from Agilent, the defined benefit plans in the U.S., United Kingdom, Switzerland, and Japan were not transferred to us while the liabilities associated with plans in Germany, Korea Taiwan, France and Italy were transferred to us. With the exception of Italy and France, Agilent funded the transferred plans on June 1 2006 based on 80% of the estimated accumulated benefit obligations as of the separation date. On November 28, 2006, Agilent substantially completed its obligation to fund our Germany defined benefit plans at the accumulated benefit obligation level as of the separation date. With the exception of Italy, which is insignificant, Agilent will fund the remaining plans based on 100% of the accumulated benefit obligation level as of June 1, 2006, as soon as the actuarial valuations are completed by the end of our first quarter of fiscal 2007. Verigy made no significant contributions to the retirement plans during fiscal year 2006.

Costs for All U.S. and Non-U.S. Plans.   The following tables provide the principal components of total retirement related benefit plans impact on income (loss) of Verigy:

U.S. Year Ended October 31,			Non-U.S. Year Ended October 31,			Total Year Ended October 31,
2006	2005	2004	2006	2005	2004	2006	2005	2004
(in millions)

Defined benefit and contribution pension plan costs	$2	$5	$5	$5	$6	$6	$7	$11	$11
Non-pension post-retirement benefit costs	—	—	1	—	—	—	—	—	1
Total retirement-related plans costs	$2	$5	$6	$5	$6	$6	$7	$11	$12

Non-U.S. Defined Benefit.   For fiscal years ended October 31, 2006, 2005 and 2004, the net pension costs related to our employees participating in our non-U.S. defined benefit plans were comprised of:

	Non-U.S. Plans Year Ended October 31,
	Five Months Ended October 31,	Seven Months Ended May 31,	Twelve Months Ended October 31	Twelve Months Ended October 31,
	2006	2006	2005	2004
	(in millions)
Service cost—benefits earned during the year	$1.9	1.9	$2.9	$2.7
Interest cost on benefit obligation	0.7	1.3	2.2	1.9
Expected return on plan assets	(0.3)	(1.4)	(2.3)	(2.1)
Amortization and deferrals:
Actuarial loss	0.2	0.7	0.8	0.8
Net transition obligation	—	—	—	—
Total net plan costs	$2.5	$2.5	$3.6	$3.3

Measurement date.   We use September 30 measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

Funded status—As of our 2006 and 2005 fiscal year ends, the funded status of our non-U.S. defined benefit plans were:

	Non-U.S. Defined Benefit Plans
	Year Ended October 31,
	2006	2005
	(in millions)
Change in fair value of plan assets:
Fair value—beginning of period	$37.1	$33.2
Actual return on plan assets	1.6	5.2
Employer contributions	—	0.3
Participants’ contributions	—	—
Benefits paid	—	(0.3)
Change in plan assets due to separation from Agilent	(7.3)	—
Currency impact	(0.5)	(1.3)
Fair value—end of period	$30.9	$37.1
Change in benefit obligation:
Benefit obligation—beginning of period	$53.5	$39.7
Service cost	3.8	2.9
Interest cost	2.0	2.2
Participants’ contributions	—	—
Plan amendment	—	0.5
Actuarial (gain)/loss	(4.7)	10.4
Benefits paid	(0.2)	(0.2)
Change in pension liabilities due to separation from by Agilent	—	—
Currency impact	1.5	(2.0)
Benefit obligation—end of period	$55.9	$53.5
Plan assets less than benefit obligation	$(25.0)	$(16.4)
Unrecognized net actuarial loss	16.0	15.7
Unrecognized prior service cost	—	0.5
Net prepaid (accrued) costs	$(9.0)	$(0.2)
Amounts recognized in the combined and consolidated balance sheet consist of:
Prepaid defined benefit plan costs	$—	$2.9
Accrued defined benefit plan costs	(12.7)	(3.9)
Deferred tax assets	1.4	0.3
Accumulated other comprehensive income	2.3	0.5
Net prepaid (accrued) costs	$(9.0)	$(0.2)

As of October 31, 2006 and 2005, the amounts of the obligations and assets for our non-U.S. defined benefit plans were as follows:

	Year Ended October 31,
	2006	2005
	(in millions)
Aggregate projected benefit obligation (“PBO”)	$56	$54
Aggregate accumulated benefit obligation (“ABO”)	$40	$38
Aggregate fair value of plan assets	$31	$37

As of October 31, 2006 and 2005, we had some non-U.S. defined benefit plans with accumulated benefit obligations (“ABO”) that were in excess of the fair value of the plan assets. The amounts of the obligations and assets for these plans were:

	Year Ended October 31,
	2006	2005
	(in millions)
Aggregate accumulated benefit obligation (“ABO”)	$40	$5
Aggregate fair value of plan assets	$31	$3

Additional Minimum Liability.   As the accumulated benefit obligation for three of our Germany pension plans exceeded their respective pension plan assets, an additional minimum pension liability adjustment was required in fiscal year 2006. The impact of the additional minimum liability on accumulated comprehensive income (loss) was $2.3 million with $1.4 million applied to deferred tax assets. In fiscal year 2005, an additional minimum pension liability adjustment was also required as the accumulated benefit obligation for one of our Germany pension plans exceeded its pension plan assets. The impact of the additional minimum liability on accumulated comprehensive income (loss) was $0.5 million with $0.3 million applied to deferred tax assets.

Assumptions.   The assumptions used to determine the benefit obligations and expense for all of Verigy’s defined benefit and post-retirement benefit plans are presented in the tables below. The impacts of the assumptions listed for the years 2006, 2005 and 2004 have already been recognized in our combined and consolidated statement of operations. The expected long-term return on assets below is based on the historical rate of return for our chosen asset mix of equities and fixed income investments adjusted for anticipated future movements.

Assumptions used to calculate the net periodic cost in each year were as follows:

	Five Months Ended October 31,	Seven Months Ended May 31,	Year Ended October 31,	Year Ended October 31,
	2006	2006	2005	2004
U.S. defined benefit plans:
Discount rate	—	5.75%	5.75%	6.25%
Average increase in compensation levels	—	4.0%	4.0%	4.25%
Expected long-term return on assets	—	8.5%	8.50%	8.75%
Non-U.S. defined benefit plans:
Discount rate	2.25 - 4.75%	2.25 - 6.0%	2.25 - 6.0%	2.0 - 6.0%
Average increase in compensation levels	2.5 - 3.0%	2.5 - 5.0%	2.5 - 5.0%	2.5 - 5.0%
Expected long-term return on assets	2.75 - 3.0%	4.5 - 7.5%	4.5 - 7.5%	5.0 - 7.5%
U.S. post-retirement benefits plans:
Discount rate	5.75%	5.75%	5.75%	6.25%
Expected long-term return on assets	—	8.5%	8.5%	8.75%
Current medical cost trend rate	8.0%	10.0%	10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2010	2010	2010	2009

Assumptions used to calculate the benefit obligations and the resulting additional minimum pension liability were as follows:

	Five Months Ended October 31,	Seven Months Ended May 31,	Year Ended October 31,
	2006	2006	2005
Non-U.S. defined benefit plans:
Discount rate	2.25 - 4.5%	2.25—6.0%	3.5 - 6.0%
Average increase in compensation levels	3.0 - 4.0%	2.5—5.0%	3.0 - 5.0%
Expected long-term return on assets	2.75 - 6.0%	4.5 -7.5%	6.75%

18.          OTHER ACCRUED LIABILITIES AND LONG TERM LIABILITIES

Other accrued liabilities at October 31, 2006 and 2005, were as follows:

	Year Ended October 31,
	2006	2005
	(in millions)
Supplier liabilities	$6	$13
Accrued warranty costs	6	6
Other	3	4
Total other accrued liabilities	$15	$23

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our forecasted production needs. The decrease in supplier liabilities from October 31, 2005 to October 31, 2006 is primarily due to our product portfolio being comprised of new generation products, and thus, less exposure for materials already purchased by suppliers for certain specific products and product components. See Note 14, “Guarantees” for additional information regarding warranty accruals. Per the master separation agreement, Agilent retained all separation-related costs which were accrued as of June 1, 2006.

Long-term liabilities at October 31, 2006 and 2005 were as follows:

	Year Ended October 31,
	2006	2005
	(in millions)
Long-term extended warranty and deferred revenue	$15	$10
Retirement plan accruals	15	4
Other	4	1
Total long-term liabilities	$34	$15

See Note 17, “Retirement and Post Retirement Pension Plans” for additional information regarding retirement plan accruals.

19.          FLEXTRONICS

In March 2006, we selected Flextronics Telecom Services Ltd. (“Flextronics”) as our primary contract manufacturer and signed several asset purchase agreements with them in connection with the transfer of our manufacturing activities to Flextronics as well as a global manufacturing services agreement. All of these agreements were entered into by Agilent, but upon the separation date, Verigy assumed all of Agilent’s rights and obligations under these agreements. Our agreements with Flextronics will expire in March 2010 although it may be automatically extended for subsequent terms of one year, absent nine-month notice of an intention to terminate the agreement from us or Flextronics. The agreements may also be terminated by us or Flextronics for other customary reasons, including if the other party becomes subject to bankruptcy proceedings or materially breaches the agreement. In addition, generally, we may terminate the agreements if Flextronics fails to make a timely delivery on more than 15% of our placed orders in any three-month period. We are not obligated to use Flextronics exclusively to manufacture our products, nor is Flextronics obligated to manufacture test equipment exclusively for us. However, the agreement does require our consent for Flextronics to sell any of our products to unaffiliated third parties.

Effective June 1, 2006, we sold to Flextronics approximately $19 million of inventory and approximately $2 million of machinery and equipment for approximately net book value. In addition, on October 16, 2006, we paid Flextronics $1.5 million for transition-related services, which we are recognizing as an expense ratably over the manufacturing contract period of approximately 4 years. Also, in connection with these agreements, Flextronics paid us $1.5 million on October 19, 2006, and will pay us an additional $1.5 million consideration in fiscal year 2007 that we will defer and recognize ratably over the manufacturing contract period.

See Note 15 “Restructuring and Asset Impairment” for information pertaining to the transfer of approximately 85 employees to Flextronics.

20.          COMMITMENTS

Operating Lease Commitments:   Following our separation from Agilent, we entered into various operating lease arrangements with unrelated third parties. The following table reflects our non-cancellable operating lease commitments as of October 31, 2006:

Fiscal Year	Amount
(in millions)
2007	$13.0
2008	9.8
2009	9.6
2010	9.1
2011	8.4
Thereafter	30.4
Total	$80.3

Rent expense was approximately $4.6 million, $2.0 and $2.0 million for fiscal years 2006, 2005, and 2004,  respectively. Prior to our separation from Agilent, Agilent had allocated to us our pro rata portion of expenses for rent, property tax, insurance, and routine maintenance.

As of October 31, 2006, Verigy has replaced all the cash deposits that Agilent had made for us on our behalf and also released Agilent from all guarantees and security obligations that they had made for us on our behalf. These guarantees and security arrangements related to real property lease deposits and guarantees, security for company credit card programs and other credit arrangements and required deposits with governmental trade and tax agencies.

21.          CONTINGENCIES

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters that arise in the ordinary course of business. There are no such matters pending that we expect to be material in relation to our business, combined and consolidated financial condition, and results of operations or cash flows.

22.          OTHER INCOME AND EXPENSE

The following table presents the components of other income (expense), net for fiscal years ended October 31, 2006, 2005, and 2004:

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Interest income	$4	$—	$—
Other, net	1	(1)	1
Other income (expense), net	$5	$(1)	$1

Interest income is derived principally from the investment of our surplus cash balances in bank time deposits and other money market instruments.

23.          SEGMENT & GEOGRAPHIC INFORMATION

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

	Year Ended October 31,
	2006	2005	2004
	(in millions)
Net revenue from products
SOC/SIP/High-Speed Memory	$442	$267	$370
Memory	204	88	131
Net revenue from products	646	355	501
Net revenue from services	132	101	106
Total net revenue	$778	$456	$607

Major customers

In fiscal year 2006, one customer accounted for 10.1% of our net revenue. In fiscal year 2005, no single customer accounted for 10% or more of our net revenue. In fiscal year 2004, one customer accounted for 15.1% of our net revenue.

Geographic Net Revenue Information:

	Year Ended October 31,
	2006	2005	2004
	(in millions)
United States	$245	$118	$168
Singapore	376	180	259
Japan	79	94	96
Rest of the World	78	64	84
Total net revenue	$778	$456	$607

Net revenue is attributed to geographic areas based on the country in which the customer takes title to our products.

Geographic Property, Plant and Equipment Information:

	Year Ended October 31,
	2006	2005
	(in millions)
United States	$13	$8
Germany	4	4
Singapore	20	—
Japan	1	1
Rest of the World	6	5
Total long-lived assets	$44	$18

24.          SUBSEQUENT EVENTS

Effective November 30, 2006, we issued 144,357 shares as part of the semi-annual Employee Shares Purchase Plan (“ESPP”).

QUARTERLY SUMMARY
(Unaudited)

The following table presents our unaudited quarterly results of operations, in millions, for each of our last eight quarters through the quarter ended October 31, 2006. This table should be read in conjunction with the combined and consolidated audited annual financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited combined and consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or years.

	Quarter Ended
	Oct. 31, 2006	Jul. 31, 2006	Apr. 30, 2006	Jan. 31, 2006	Oct. 31, 2005	Jul. 31, 2005	Apr. 30, 2005	Jan. 31, 2005
	(in millions)
Net revenue:
Products	$164	$181	$158	$143	$131	$93	$76	$55
Services	38	33	34	27	28	25	24	24
Total net revenue	202	214	192	170	159	118	100	79
Cost of sales:
Cost of products	88	88	81	74	81	58	49	40
Cost of services	25	23	25	24	23	22	22	21
Total cost of sales	113	111	106	98	104	80	71	61
Gross profit	89	103	86	72	55	38	29	18
Operating expenses:
Research and development	24	25	25	25	25	24	26	26
Selling, general and administrative	35	37	40	37	33	33	36	32
Restructuring charges	1	2	8	6	6	1	—	—
Separation costs	13	21	20	15	3	—	—	—
Total operating expenses	73	85	93	83	67	58	62	58
Income (loss) from operations	16	18	(7)	(11)	(12)	(20)	(33)	(40)
Other income (expense), net	3	2	—	—	(1)	—	—	—
Income (loss) before taxes	19	20	(7)	(11)	(13)	(20)	(33)	(40)
Provision for taxes	5	7	4	5	2	2	4	5
Net loss	$14	$13	$(11)	$(16)	$(15)	$(22)	$(37)	$(45)
Weighted average net income (loss) per share:
Basic:	$0.25	$0.23	$(0.22)	$(0.32)	$(0.30)	$(0.44)	$(0.74)	$(0.90)
Diluted:	$0.25	$0.23	$(0.22)	$(0.32)	$(0.30)	$(0.44)	$(0.74)	$(0.90)
Weighted average shares (in thousands) used in computing net income (loss) per share:
Basic:	58,652	54,662	50,000	50,000	50,000	50,000	50,000	50,000
Diluted:	58,666	54,681	50,000	50,000	50,000	50,000	50,000	50,000

The following table presents our historical results for the periods indicated as a percent of net revenue:

	Quarter Ended
	Oct. 31, 2006	Jul. 31, 2006	Apr. 30, 2006	Jan. 31, 2006	Oct. 31, 2005	Jul. 31, 2005	Apr. 30, 2005	Jan. 31, 2005
Net revenue:
Products	81.2%	84.6%	82.3%	84.1%	82.4%	78.8%	76.0%	69.6%
Services	18.8	15.4	17.7	15.9	17.6	21.2	24.0	30.4
Total net revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	43.6	41.1	42.2	43.5	50.9	49.2	49.0	50.6
Cost of services	12.3	10.8	13.0	14.2	14.5	18.6	22.0	26.6
Total cost of sales	55.9	51.9	55.2	57.7	65.4	67.8	71.0	77.2
Gross margin	44.1	48.1	44.8	42.3	34.6	32.2	29.0	22.8
Operating expenses:
Research and development	11.9	11.7	13.0	14.7	15.7	20.3	26.0	32.9
Selling, general and administrative	17.3	17.2	20.8	21.8	20.8	28.0	36.0	40.5
Restructuring charges	0.5	0.9	4.2	3.5	3.8	0.8	0.0	0.0
Separation costs	6.4	9.8	10.4	8.8	1.8	0.0	0.0	0.0
Total operating expenses	36.1	39.6	48.4	48.8	42.1	49.1	62.0	73.4
Income (loss) from operations	8.0	8.5	(3.6)	(6.5)	(7.5)	(16.9)	(33.0)	(50.6)
Other income (expense), net	1.5	0.9	—	—	(0.6)	—	—	—
Income (loss) before taxes	9.5	9.4	(3.6)	(6.5)	(8.1)	(16.9)	(33.0)	(50.6)
Provision for taxes	2.5	3.3	2.1	2.9	1.3	1.7	4.0	6.3
Net loss	6.9%	6.1%	(5.7)%	(9.4)%	(9.4)%	(18.6)%	(37.0)%	(56.9)%

Net Revenue.   The semiconductor test equipment market is cyclical and highly volatile. We experienced strong revenue growth in the fiscal year 2006 as demand for our test systems increased. The product revenue increased was primarily due to our SOC/SIP/high-speed memory test systems, with most of the sales being of the enhanced version of our 93000 Series platform. Continued customer demand for our 93000 series platform increased our penetration in a breadth of applications from next generation graphics and wireless gaming to high-end SOC applications and digital consumer applications. Revenue of our memory test systems also contributed to our product revenue due to the enhanced version of our Versatest V5000 Series platform. This demand was primarily a result of strong sales of flash memory devices as a result of greater demand of hand-held consumer products, as well as expansion of our addressable markets into NAND flash and flash final test.

Cost of Products.   As a percent of net revenue, cost of products will vary depending on a variety of factors, including the mix of system configurations in a particular period, competitive and other pressures on pricing, and our ability to manage inventory levels to avoid excess and obsolete inventory charges. As a result, our gross product margin has been highly volatile.

Lower revenue adversely impacted our cost of products as a percent of revenue through the first half of fiscal year 2005. When revenues started increasing in the third quarter of fiscal year 2005, so did our gross margins, reflecting substantial improvements in utilization of overhead costs and manufacturing personnel. In the third and fourth quarter of fiscal year 2005, charges for excess and obsolete inventory related to discontinue products adversely impacted our cost of products as a percent of revenue.

Our cost of products in absolute amount are expected to increase or decrease with revenue. In order to mitigate the risk and to manage our costs through the peaks and valleys of the semiconductor industry, we are currently streamlining our cost structure by reducing our fixed costs and adding more flexibility to our manufacturing model through the outsourcing of the majority of our manufacturing. We believe our efforts will provide us with the flexibility to respond more rapidly to changes in industry conditions and to better capitalize on market opportunities during market upturns, and will provide us with more consistent cost of products.

Cost of Services.   Our cost of services in absolute amount is expected to increase or decrease with services revenue. As a percent of net services revenue, these costs will vary depending on a variety of factors, including our ability to weather price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide

Research and Development.   Our research and development expenses have fluctuated from quarter to quarter as a percent of net revenue, but have generally remained level in absolute dollars, reflecting management’s commitment to product innovation without regard to demand cycles. R&D spending levels tend to fluctuate modestly from quarter to quarter based on the timing of project activities.

Selling, General and Administrative.   SG&A expenses have generally stayed flat over time but have fluctuated and will continue to fluctuate from quarter to quarter as a percent of net revenue. In general, we believe our SG&A expenses will decrease due to our efforts to streamline our infrastructure, consolidate excess facilities and right-size our business. These cost reductions will be partially offset by incremental costs associated with professional fees such as legal, regulatory and accounting compliance costs that we are incurring as a stand-alone company. Our SG&A expenses will also be impacted as we progress with the implementation our new manufacturing model, expand in China and expense share-based compensation costs as required by FAS 123(R). In addition, commission expenses included in SG&A expenses will fluctuate with changes in sales volume and customer mix.

Our quarterly results of operations have varied in the past and are likely to do so again in the future primarily due to the cyclical nature of the semiconductor industry. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In future periods, the market price of our ordinary shares could decline if our revenues and results of operations are below the expectations of analysts and investors. Factors that may cause our revenue and results of operations to fluctuate include those discussed in the “Risk Factors” section of this Form 10-K.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the

Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, Verigy’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Because of its inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.               Other Information

Director & Officer Indemnity Agreements

On December 20, 2006, our Board of Directors and the Board of Directors of our primary U.S. subsidiary approved a form of Indemnity Agreement to be entered into between the U.S. subsidiary and each officer and director of the company and each of it’s direct and indirect subsidiaries. This Indemnity Agreement is substantially similar to the indemnity agreements previously approved and entered into between the company and each officer and director of the company and its direct and indirect subsidiaries. The U.S. indemnity agreement is intended to supplement the existing indemnity agreements. The laws of the State of Delaware, where the company’s primary U.S. subsidiary is incorporated, permit indemnification of directors and officers under a broader range of circumstances than is permitted under the laws of Singapore, where the company is incorporated. As a result of these differences in law, directors and officers of the company and its subsidiaries may be entitled to indemnification under the U.S. Indemnity Agreements in circumstances where the company itself would not be permitted to provide indemnification. The form of U.S. Indemnity Agreement is attached hereto as Exhibit 10.11, and is incorporated by reference in this description.

PART III

Item 10:                Directors and Executive Officers of the Registrant

Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our 2007 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of our fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Standards of Business Conduct

We have adopted Standards of Business Conduct that apply to all of our employees and our Directors. The Standards of Business Conduct are available on our website at http://www.investor.verigy.com/documents.cfm. Any amendment (other than technical, administrative or other non-substantive amendments) to or material waiver (as defined by the SEC) of a provision of the Standards of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and relates to elements of the Standards of Business Conduct specified in the rules of the SEC will be posted on our website.

Item 11:                Executive Compensation.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our 2007 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Item 12:                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our 2007 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13:                Certain Relationships and Related Transactions.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our 2007 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 14:                Principal Accountant Fees and Services.

Certain information relating to audit fees of Verigy’s independent registered public accounting firm is incorporated by reference herein from our definitive proxy statement in connection with our 2007 Annual General Meeting of Shareholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

1.     Financial Statements.

See Index to Consolidated Financial Statements under Item 8 on Page 49 of this report.

2.     Financial Statement Schedule.

The following additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIGY LTD.
By:	/s/ KEITH L. BARNES
Keith L. Barnes
President, Chief Executive Officer, and Director

Date: December 21, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith L. Barnes and Robert J. Nikl, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KEITH L. BARNES	President, Chief Executive Officer and Director	December 21, 2006
Keith L. Barnes	(Principal Executive Officer)
/s/ ROBERT J. NIKL	Chief Financial Officer (Principal Financial and	December 21, 2006
Robert J. Nikl	Accounting Officer)
/s/ ADRIAN T. DILLON	Chairman of the Board and Director	December 21, 2006
Adrian T. Dillon
/s/ PAUL CHAN KWAI WAH	Director	December 21, 2006
Paul Chan Kwai Wah
/s/ C. SCOTT GIBSON	Director	December 21, 2006
C. Scott Gibson
/s/ ERNEST GODSHALK	Director	December 21, 2006
Ernest Godshalk
/s/ ERIC MEURICE	Director	December 21, 2006
Eric Meurice
/s/ CLAUDINE SIMSON	Director	December 21, 2006
Claudine Simson

SCHEDULE II

VERIGY LTD.
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts**	Deductions*	Balance at End of Period
	(In Millions)
2006
Allowance for doubtful accounts	$0.2	$—	$(0.1)	$0.1
Tax valuation allowance(***)	$135.0	$—	$(135.0)	$—
2005
Allowance for doubtful accounts	$0.3	$—	$(0.1)	$0.2
Tax valuation allowance	$105.6	$29.4	$—	$135.0
2004
Allowance for doubtful accounts	$1.0	$—	$(0.7)	$0.3
Tax valuation allowance	$100.2	$5.46	$—	$105.6

*                    Deductions include current year reduction in deferred tax assets due to current year decrease in net deferred tax assets for return to provision true-ups, other adjustments, and other comprehensive incomew impact to deferred taxes.

**             Additions include valuation allowance build due to current year increase in net deferred tax assets, return to provision true-ups, other adjustments, and other comprehensive income impact to deferred taxes.

***      Pursuant to our separation, all deferred tax asset and associated valuation allowances as of the separation date remained with Agilent.

3.                 Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between Agilent and Verigy Ltd., effective May 31, 2006	S-1/A	333-132291	2.1	6/5/2006
2.2	General Assignment and Assumption Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.2	6/5/2006
2.3	Intellectual Property Matters Agreement among Agilent, Verigy (Singapore) Pte. Ltd. and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.3	6/5/2006
2.4	Employee Matters Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.4	6/5/2006

2.5	Tax Sharing Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.5	6/5/2006
2.6	Transition Services Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.6	6/5/2006
2.7	Manufacturing Trademark License Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.7	6/5/2006
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.1**	Form of Indemnity Agreement entered into by Verigy Ltd.with each of its directors and executive officers	S-1/A	333-132291	10.1	5/23/2006
10.2**	2006 Equity Incentive Plan, as amended December 13, 2006					X
10.2.1**	Form of Employee Share Option Grant Agreement, as amended December 20, 2006					X
10.2.2**	Form of Non-Employee Director Share Option Grant Agreement, as amended December 20, 2006					X
10.2.3**	Form of Employee Share Unit Agreement, as amended December 20, 2006					X
10.2.4**	Form of Non-Employee Director Share Unit Agreement, as amended December 20, 2006					X
10.2.5**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Option Agreement for Employees Located Outside of the United States, as amended December 20, 2006					X
10.2.6**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located Outside of the United States, as amended December 20, 2006					X
10.2.7**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Option Agreement for Employees Located in France, as amended December 20, 2006					X

10.2.8**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located in France, as amended December 20, 2006					X
10.2.9**	Form of Replacement Option Award Agreement for U.S. Employees	8-K	000-52038	10.2.9	11/1/2006
10.2.10**	Form of Replacement Option Award Agreement for Employees Outside the U.S.	8-K	000-52038	10.2.10	11/1/2006
10.2.11**	Form of Replacement Share Unit Agreement for Employees Located in France	8-K	000-52038	10.2.11	11/1/2006
10.2.12**	Form of Four-Tranche Officer Share Option Agreement					X
10.2.13**	Form of Four-Tranche Officer Share Option Agreement for France-Based Officers					X
10.3**	2006 Employee Shares Purchase Plan, as amended December 20, 2006					X
10.4	Global Manufacturing Services Agreement between Agilent Technologies International SÀRL and Flextronics Telecom Services Ltd., effective March 2, 2006	S-1/A	333-132291	10.4	5/24/2006
10.5**	Employment Offer Letter to Keith L. Barnes, dated April 4, 2006	S-1/A	333-132291	10.11	5/1/2006
10.6**	Retention Bonus Agreement between Pascal Ronde and Verigy Ltd., dated May 19, 2006	S-1/A	333-132291	10.13	5/23/2006
10.7**	Employment Offer Letter to Robert Nikl, dated May 26, 2006	S-1/A	333-132291	10.14	6/1/2006
10.8	Lease Agreement by and between Verigy US, Inc. and Pau Moulds CPP-A LLC, dated May31, 2006					X
10.9**	Form of Severance Agreement for U.S.-based Officers					X
10.10**	Description of Verigy’s Pay-For-Results Program					X
10.11**	Form of Indemnification Agreement between Verigy US, Inc. and Verigy Ltd.’s Officers and Directors					X
21.1	Verigy Ltd.’s Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this Form 10-K)					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

**             Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.