Form 10-Q
period 2007-01-31
Verigy Ltd.
filed 2007-03-14
CIK 1352341

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-52038

VERIGY LTD.

(Exact Name of Registrant as Specified in Its Charter)

SINGAPORE	N/A
(State or other jurisdiction of incorporate or organization)	(I.R.S. Employer Identification No.)

NO. 1 YISHUN AVE 7 SINGAPORE 768923	N/A
(Address of Principal Executive Offices)	(Zip Code)

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

As of March 8, 2007, there were 59,002,235 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended January 31,
	2007	2006
Net revenue:
Products	$128	$143
Services	37	27
Total net revenue	165	170

Costs of sales:
Cost of products	69	74
Cost of services	25	24
Total costs of sales	94	98

Operating expenses:
Research and development	23	25
Selling, general and administrative	34	37
Restructuring charges	—	6
Separation costs	2	15
Total operating expenses	59	83

Income (loss) from operations	12	(11)
Other income, net	3	—

Income (loss) before taxes	15	(11)
Provision for income taxes	2	5
Net income (loss)	$13	$(16)

Net income (loss) per share — basic:	$0.22	$(0.32)

Net income (loss) per share — diluted:	$0.22	$(0.32)

Weighted average shares (in thousands) used in computing net income (loss) per share:
Basic	58,768	50,000
Diluted	59,099	50,000

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	January 31, 2007	October 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$300	$300
Trade accounts receivable, net	71	108
Receivables from Agilent	—	8
Inventory	90	87
Other current assets	49	48
Total current assets	510	551
Property, plant and equipment, net	44	44
Goodwill	18	18
Other long-term assets	58	61
Total assets	$630	$674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55	$75
Payables to Agilent	12	37
Employee compensation and benefits	35	43
Deferred revenue, current	63	58
Income taxes and other taxes payable	9	23
Other current liabilities	15	15
Total current liabilities	189	251

Long-term liabilities	33	34
Total liabilities	222	285

Commitments and contingencies (Note 15)

Shareholders’ equity
Ordinary shares, no par value; 58,844,633 issued and outstanding at January 31, 2007
Additional paid in capital	365	358
Retained earnings	47	34
Accumulated other comprehensive loss	(4)	(3)
Total shareholders’ equity	408	389
Total liabilities and shareholders’ equity	$630	$674

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

VERIGY LTD.

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASHFLOWS

(in millions)

(Unaudited)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$13	$(16)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3	2
Excess and obsolete inventory-related charges	2	10
Share-based compensation	4	4
Changes in assets and liabilities:
Trade accounts receivable, net	37	(51)
Receivables from Agilent	8	—
Inventory (Note 8)	(7)	(14)
Accounts payable	(20)	4
Employee compensation and benefits	(8)	2
Payables to Agilent	(20)	—
Deferred revenue, current	5	5
Income taxes and other taxes payable	(14)	4
Other current assets and accrued liabilities	(1)	2
Other long term assets and long term liabilities	2	3
Net cash provided by (used in) operating activities	4	(45)
Cash flows from investing activities:
Investments in property, plant and equipment	(6)	(3)
Net cash used in investing activities	(6)	(3)
Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	2	—
Distribution of share-based compensation (Note 6)	—	(4)
Net Agilent invested equity	—	52
Net cash provided by financing activities	2	48

Effect of exchange rate movements	—	—
Net increase (decrease) in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	300	—

Cash and cash equivalents at end of period	$300	$—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2	$—

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

Amounts included in the accompanying condensed combined and consolidated financial statements are expressed in U.S. dollars.

Basis of Presentation

The accompanying condensed combined and consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2006 Annual Report on Form 10-K.

Prior to June 1, 2006, we operated as part of Agilent, and not as a stand-alone company. Therefore, the condensed combined and consolidated financial statements for the three months ended January 31, 2006, were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy.  For the three months ended January 31, 2006, expense and cost allocations have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided by Agilent or the benefit received by us from Agilent. However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Agilent.  See Note 4, “Transactions with Agilent” for further information regarding our relationships with Agilent.

In the opinion of management, the accompanying condensed combined and consolidated financial statements reflect all adjustments which are of normal and recurring nature and necessary to fairly present the statements of financial position, results of operations and cash flows for the dates and periods presented.

2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of combination.    Our condensed combined and consolidated financial statements include the global historical assets, liabilities and operations of Verigy. All significant intra-company transactions within Verigy have been eliminated. All significant transactions between us and Agilent are included in these condensed combined and consolidated financial statements. All transactions with Agilent, prior to our separation from Agilent, were considered to be effectively settled for cash in the condensed combined and consolidated statements of cash flows at the time the transaction is recorded.

Principles of consolidation.    The condensed combined and consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions it believes to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provision of FIN 48 is effective for fiscal years beginning after December 15, 2006 and is applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. We expect to adopt this pronouncement beginning in our fiscal year 2008 and we have not yet determined the potential financial impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. Except for the measurement date requirement, SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The measurement date requirement will not be effective until fiscal years ending after December 15, 2008. SFAS No. 158 will be applied prospectively.  Our adoption of SFAS No. 158 will have no impact on our consolidated combined results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 will be effective for us beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows and results of operations.

4.             TRANSACTIONS WITH AGILENT

Prior to our separation, we were a wholly owned subsidiary of Agilent, and, thus, our transactions with Agilent were considered inter-company. After our separation date and prior to November 1, 2006, our transactions with Agilent were considered related party transactions since Agilent owned approximately 85% of our outstanding ordinary shares until October 31, 2006.

During the three months ended January 31, 2007, we had no revenue from sale of products to Agilent. For the three months ended January 31, 2006, we had $0.5 million net revenue from the sale of products to Agilent.  This revenue was recorded using a cost plus methodology and may not necessarily represent a price an unrelated third party would pay.

During the three months ended January 31, 2007, we purchased $2 million of materials from Agilent, compared to $3 million in the three months ended January 31, 2006. The purchases for the three months ended January 31, 2006, were recorded in cost of sales based on cost plus methodology.

Receivables from and Payables to Agilent

	January 31,	October 31,
	2007	2006
	(in millions)
Receivables from Agilent	$—	$8
Payables to Agilent	$12	$37

For the three months ended January 31, 2007, we received approximately $3 million from Agilent for cash collected from our customers for sales of our products that occurred prior to November 1, 2006.

On January 10, 2007, Agilent contributed approximately $3 million into our pension trust accounts, completing its obligation to fund our Germany, Taiwan and Korea defined benefit plans at 100% of the accumulated benefit obligation level as of the separation date in accordance with the employee matters agreement between Agilent and us. Also in the three months ended January 31, 2007,

Agilent completed its obligation to fund the transferred Germany flexible time-off plan by approximately $2 million into our Germany flexible time-off trust account.

As of January 31, 2007, payables to Agilent consist of approximately $12 million accrued liabilities for transition-related services provided to us by Agilent, of which approximately $2 million related to transition services provided to us in the three months ended January 31, 2007.

Allocated Costs

The condensed combined and consolidated statement of operations for the three months ended January 31, 2006 include our direct expenses as well as allocations of expenses arising from shared services and infrastructure provided to us by Agilent for the period prior to our separation. These allocated expenses include costs of centralized research and development, legal and accounting services, employee benefits, real estate and facilities, corporate advertising, insurance services, information technology, treasury and other corporate and infrastructure services. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. The allocation methods include headcount, square footage, actual consumption and usage of services, adjusted invested capital and others.

Allocated costs included in the accompanying condensed combined and consolidated statement of operations are as follows:

	Three Months Ended January 31,
	2007	2006
	(in millions)
Cost of products	$—	$7
Research and development	—	4
Selling, general and administrative	—	18
Total allocated costs	$—	$29

See Note 12, Separation Costs, for separation cost details.

5.             NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted net loss per share computations for the periods presented below:

	Three Months Ended January 31,
	2007	2006
Basic Net Income (loss) Per Share
Net income (loss) (in millions)	$13	$(16)
Weighted average number of ordinary shares (1)	58,768	50,000
Basic net income (loss) per share	$0.22	$(0.32)
Diluted Net Income (loss) Per Share
Net income (loss) (in millions)	$13	$(16)
Weighted average number of ordinary shares (1)	58,768	50,000
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1)	331	—
Total shares for purpose of calculating diluted net income (loss) per share (1)	59,099	50,000
Diluted net income (loss) per share	$0.22	$(0.32)

(1)Weighted average shares are presented in thousands.

The dilutive effect of outstanding options and restricted share units is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation required by SFAS No. 123(R).

The following table presents those options to purchase ordinary shares and restricted share units outstanding which were not included in the computation of diluted net income per share because they were anti-dilutive:

	Three Months Ended January 31,
	2007	2006
Non-qualified share options
Number of options to purchase ordinary shares (in thousands)	3,380	Not Applicable
Weighted-average exercise price	$14.58	Not Applicable
Average ordinary share price	$17.62	Not Applicable

Restricted share units
Number of restricted share units (in thousands)	169	Not Applicable
Weighted-average grant date price	$16.44	Not Applicable
Average ordinary share price	$17.62	Not Applicable

6.             SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). There are 10,300,000 ordinary shares authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares and share units. At January 31, 2007, there were approximately 6.3 million ordinary shares available for issuance under the 2006 EIP.

Except for replacement options granted in connection with our separation from Agilent, employee nonqualified stock options have an exercise price no less than 100% of the fair market value of a share on the date of grant, and generally vest at a rate of 25% per year over 4 years. The maximum allowable term is 10 years. Restricted share units awarded to employees pay out in an equal number of shares of stock, and generally vest at a rate of 25% per year or quarterly over 4 years. Options and restricted share units cease to vest upon termination of employment. If an employee terminates employment due to death, disability or retirement due to age, then the vested portion of the employee’s option and restricted share unit award is determined by adding 12 months to the length of his or her actual service, and the option is exercisable as to the vested shares for one year after the date of termination, or, if earlier, the expiration of the term of the option.

Outside director options vest on the first anniversary of the date of grant and have a maximum term of 5 years. Outside director restricted share units vest on the first anniversary of the date of grant and are payable on the third anniversary of the date of grant. All awards granted to an outside director become fully vested upon the director’s termination of services if due to death, disability, retirement at or after age 65, or the termination is in connection with a change in control.

Ordinary shares are issued for restricted share units on the date the restricted share units vest. The majority of shares issued are net of the statutory withholding requirements, as shares are withheld to cover the tax withholding obligation.  As a result, the actual number of shares issued will be less than the number of restricted share units granted.  Prior to vesting, restricted share units do not have dividend equivalent or voting rights.

2006 Employee Shares Purchase Plan

On June 7, 2006, our board of directors adopted the 2006 Employee Shares Purchase Plan (the “Purchase Plan”). The Purchase Plan is intended to qualify for favorable tax treatment under section 423 of the U.S. Internal Revenue Code. The number of shares available for purchase under the plan is 1,700,000.

Under the Purchase Plan, eligible employees may elect to purchase shares from payroll deductions up to 10% of eligible compensation during 6-month offering periods. The purchase price is (i) 85% of the fair market value per ordinary share on the trading day before the beginning of an offering period  or (ii) 85% of the fair market value per ordinary share on the last trading day of an offering period, whichever is lower.  The Purchase Plan restricts the maximum number of shares that an employee can purchase to 2,500 shares each offering period and to $25,000 worth of ordinary shares each calendar year.

Effective November 30, 2006, we issued 144,357 shares purchased by participants in our Employee Shares Purchase Plan (“ESPP”).

Share-Based Compensation for Verigy Options

As of November 1, 2005, we adopted the provisions of SFAS No. 123 (R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”).

We have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R) using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation is reduced for estimated forfeitures. We expense restricted share units based on fair market value of the shares at the date of grant over the period during which the restrictions lapse.

Share-Based Compensation for Agilent Options Held by Verigy Employees

Share-based compensation.    Prior to our separation from Agilent, some of our employees participated in Agilent’s stock-based compensation plans. Until November 1, 2005, we accounted for stock-based awards, based on Agilent’s stock, using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under the intrinsic value method, we recorded compensation expense related to stock options in our condensed combined and consolidated statements of operations when the exercise price of our employee stock-based award was less than the market price of the underlying Agilent stock on the date of the grant. We had no stock option expenses resulting from an exercise price that was less than the market price on the date of the grant in any of the periods presented.

Share-Based Payment Award Activity

The following table summarizes stock option activity during the three months ended January 31, 2007:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2006	3,504	$14.14
Granted	171	$17.44
Exercised	(50)	$10.07
Cancelled	(37)	$14.19
Outstanding as of January 31, 2007	3,588	$14.28

The following table summarizes restricted share unit activity during the three months ended January 31, 2007:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2006	197	$15.47
Granted	170	$17.89
Vested and issued	(2)	$15.00
Cancelled	—	$—
Outstanding as of January 31, 2007	365	$16.60

The following table summarizes information about all outstanding employee options to purchase shares of Verigy ordinary shares at January 31, 2007:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
$7.48 — 15.00	2,032	6.88	years	$12.93	$11,355
$15.01 — 20.00	1,556	8.18	years	$16.04	3,603
	3,588	7.44	years	$14.28	$14,958

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $18.33 at January 31, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of January 31, 2007, approximately 730,000 outstanding options were exercisable and the weighted average exercise price was $13.01. All exercisable options were in-the-money as of January 31, 2007.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at January 31, 2007:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
$14.75 — 15.00	139	$14.95	$2,543
$15.01 — 20.00	226	$17.62	4,136
	365	$16.60	$6,679

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

We recorded the allocation of share-based compensation expenses for Agilent options as an increase in Agilent’s invested equity in Verigy.

Impact of the Adoption of SFAS No. 123 (R)

The impact on our results for share-based compensation for Verigy options for the three months ended January 31, 2007 and  Agilent options held by Verigy employees for the three months ended January 31, 2006, respectively, was as follows:

	Three Months
	Ended
	January 31,
	2007	2006
	(in millions, except per share data)

Cost of products and services	$0.6	$0.5
Research and development	0.5	0.5
Selling, general and administrative	2.6	3.0
Total share-based compensation expense	$3.7	$4.0
Impact of share-based compensation expense related to Verigy options and Agilent options owned by Verigy employees, on our net income (loss) per share:
Basic	$(0.06)	$(0.08)
Diluted	$(0.06)	$(0.08)

For the three months ended January 31, 2007 and 2006, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of awards related to Verigy options granted during the three months ended January 31, 2007, was $6.89 per share and was determined using the Black Scholes option pricing model.   The weighted average grant date

fair value of awards related to Agilent options granted to Verigy employees during the three months ended January 31, 2006 was $10.43.  For both of the three months ended January 31, 2007 and 2006, the tax benefit realized from exercised stock options and similar awards was insignificant.

As of January 31, 2007, the total unrecorded share-based compensation expense balance for unvested options and similar awards, net of expected forfeitures was approximately $19.4 million.

Valuation Assumptions for Verigy Options and Agilent Options Held by Verigy Employees

The fair value of Verigy options granted during the three months ended January 31, 2007, and Agilent options held by Verigy employees, granted during the three months ended January 31, 2006 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

	Three Months Ended January 31,
	2007	2006
	Verigy Options	Agilent Options Held by Verigy Employees

Risk-free interest rate for options	4.5%	4.3%
Risk-free interest rate for the ESPP	4.9%	4.3%
Dividend yield	0%	0%
Volatility for options	41.1%	29.0%
Volatility for the ESPP	40.2%	30.0%

Expected option life	4.31 years	4.25 years
Expected life for the ESPP	6 months	6 months

Assumptions for Verigy options

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the Company’s underlying stock. The price volatility of our stock price was determined using a combination of the average daily historical volatility and the average implied volatility on the grant date.  Management believes that using a combination of historical and implied volatility is more reflective of market conditions and the most appropriate measure of the expected volatility of our stock price.  Because we have limited historical data, we used data from peer companies to determine our assumptions for the expected option life. For the risk-free interest rate, we used the rate of return on US Treasury Strips as of the grant dates.

7.             COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended January 31,
	2007	2006
	(in millions)
Net income (loss)	$13	$(16)
Other comprehensive loss:
Foreign currency translation adjustments	—	—
Comprehensive income (loss)	$13	$(16)

8.             INVENTORY

Inventory, net of related reserves, consists of the following:

	January 31,	October 31,
	2007	2006
	(in millions)
Raw materials	$41	$37
Work in progress	9	8
Finished goods	40	42
Total inventory	$90	$87

Finished goods inventory includes demonstration products of $15 million as of January 31, 2007 and $18 million as of October 31, 2006.

9.             PROPERTY, PLANT AND EQUIPMENT, NET

	January 31,	October 31,
	2007	2006
	(in millions)
Buildings and leasehold improvements	$12	$12
Software	22	22
Machinery and equipment	47	46
Total property, plant and equipment	81	80
Accumulated depreciation and amortization	(37)	(36)
Total property, plant and equipment, net	$44	$44

We recorded approximately $3 million and $2 million of depreciation and amortization expense during the three months ended January 31, 2007 and 2006, respectively.

10.          GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity for the three months ended January 31, 2007 and 2006, is shown in the table below; also see Note 14 “Other Current Liabilities”:

	Three Months Ended January 31,
	2007	2006
	(in millions)
Beginning balance at November 1,	$6	$6
Accruals for warranties issued during the period	2	3
Accruals related to pre-existing warranties (including changes in estimates)	2	(1)
Settlements made during the period	(4)	(2)
Ending balance at January 31,	$6	$6

In our condensed combined and consolidated balance sheets, standard warranty accrual is presented in other current liabilities.

Extended Warranty

A summary of our extended warranty deferred revenue activity for the three months ended January 31, 2007 and 2006 is shown in the table below:

	Three Months Ended January 31,
	2007	2006
	(in millions)
Beginning balance at November 1,	$20	$13
Recognition of revenue	(2)	(2)
Deferral of revenue for new contracts	3	4
Ending balance at January 31,	$21	$15

In our condensed combined and consolidated balance sheets, current deferred revenue is presented separately and long-term deferred revenue is included in long-term liabilities.

Indemnifications

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

Under the agreements with Agilent, we will indemnify Agilent in connection with our activities conducted prior to and following our separation from Agilent in connection with our business and the liabilities that we specifically assumed under the agreements. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters.

11.                               RESTRUCTURING

 A summary of the statement of operations impact of the charges resulting from all restructuring plans for the three months ended January 31, 2007, and 2006, is shown below:

	Three Months Ended January 31,
	2007	2006
	(in millions)
Restructuring charges (included in cost of sales)	$1	$1
Restructuring charges (included in operating expenses)	—	6
Total restructuring charges	$1	$7

The $1 million charge in the three months ended January 31, 2007 includes the amortization of approximately $3 million that we paid to Flextronics on June 1, 2006 in connection with the transfer of our manufacturing activities and the transfer of 85 employees.  Also, we have a potential liability of an additional $2 million associated with these transferred employees. We are also amortizing these costs ratably over the employees’ remaining period of service with Flextronics.   The $7 million restructuring charge during the three months ended January 31, 2006 is related to Agilent’s 2005 restructuring plan to further reduce operational costs, primarily through closing, consolidating and relocating some sites and reducing and realigning our workforce.

We had no accrued restructuring liability as of January 31, 2007, compared to $6 million liability as of January 31, 2006 related to the Agilent 2005 restructuring plan. In accordance with the separation agreements with Agilent, Agilent retained and paid for all restructuring liabilities associated with the 2005 restructuring plan.

12.          SEPARATION COSTS

In connection with our separation from Agilent, we incurred approximately $2 million of one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees, compared to $15 million in the comparable period in fiscal 2006.

All separation-related costs which were incurred during the three months ended January 31, 2006, remained as Agilent’s responsibility.

13.          RETIREMENT AND POST-RETIREMENT PENSION PLANS

General.    Substantially all of our employees are covered under various Verigy defined benefit and/or defined contribution plans. Additionally, we sponsor retiree medical accounts for certain eligible U.S. employees. Prior to the separation, Agilent had sponsored post-retirement health care benefits and a death benefit under the Retiree Survivor’s Benefit Plan for our eligible U.S. employees.

U.S. Retirement and Post-retirement Health Care Benefits for U.S. Employees

Effective June 1, 2006, Verigy established a new defined contribution benefit plan (“Verigy 401(k) plan”) for its U.S employees. Verigy’s 401(k) plan provides matching contribution of up to 4% of eligible compensation. Eligible compensation consists of base and variable pay. In addition, we also offer a profit sharing plan for our U.S. employees, whereby we will make a maximum 2% contribution to the employee’s 401(k) plan if certain annual financial targets are achieved. A small number of our U.S. employees meeting certain age and service requirements also receive an additional 2% profit sharing contribution to their 401(k) accounts if certain annual financial targets are achieved.

For the three months ended January 31, 2007, our matching expenses for our U.S. employees under the Verigy 401(k) and the Verigy profit sharing plans were $0.8 million. During the three months ended January 31, 2006, our employees benefited from Agilent 401(k) matching contributions. These amounts were reflected in the respective costs of sales, research and development, and selling, general and administrative in the accompanying condensed combined and consolidated statement of operations. Agilent allocated the 401(k) matching amounts to Verigy on a headcount basis.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan. As of October 31, 2006, the present value of Verigy’s responsibility for the retiree medical benefit obligation was approximately $2 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. For the three months ended January 31, 2007, the amount of expenses recognized under the RMA plan was approximately $0.2 million. There are no plan assets related to these obligations and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans.    Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Change in Plans.    Upon our separation from Agilent, the defined benefit plans for our employees in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which were insignificant, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date, by contributing approximately $3 million into our pension trust accounts in the three months ended January 31, 2007.

Costs for All U.S. and Non-U.S. Plans.  The following table provides the principal components of total retirement-related benefit plans impact on income (loss) of Verigy for the three months ended January 31, 2007 and 2006:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended January 31,
	2007	2006	2007	2006	2007	2006
	(in millions)

Defined benefit pension plan costs	$—	$0.3	$1.4	$1.0	$1.4	$1.3
Defined contribution pension plan costs	0.8	—	0.2	—	1.0	—
Non-pension post-retirement benefit costs	0.2	0.2	—	—	0.2	0.2
Total retirement-related plans costs	$1.0	$0.5	$1.6	$1.0	$2.6	$1.5

Non-U.S. Defined Benefit.  For the three months ended January 31, 2007 and 2006, the net pension costs related to our employees participating in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended January 31,
	2007	2006
	(in millions)

Service cost — benefits earned during the year	$1.0	$0.8
Interest cost on benefit obligation	0.6	0.5
Expected return on plan assets	(0.5)	(0.6)
Amortization and deferrals:
Actuarial loss	0.3	0.3
Net transition obligation	—	—
Total net plan costs	$1.4	$1.0

Measurement date.    We use a September 30 measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

14.                             OTHER CURRENT LIABILITIES AND LONG-TERM LIABILITIES

Other current accrued liabilities at January 31, 2007 and October 31, 2006, were as follows:

	January 31, 2007	October 31, 2006
	(in millions)
Supplier liabilities	$6	$6
Accrued warranty costs	6	6
Other	3	3
Total other current liabilities	$15	$15

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our forecasted production needs. See Note 10, “Guarantees” for additional information regarding warranty accruals.

Long-term liabilities at January 31, 2007 and October 31, 2006, were as follows:

	January 31, 2007	October 31, 2006
	(in millions)
Long-term extended warranty and deferred revenue	$15	$15
Retirement plan accruals	15	15
Other	3	4
Total long-term liabilities	$33	$34

See Note 13, “Retirement and Post-Retirement Pension Plans” for additional information regarding retirement plan accruals.

15.          COMMITMENTS AND CONTINGENCIES

As of January 31, 2007, there was no material change in our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2006.

Rent expense was $1.3 million and $0.5 million for the three months ended January 31, 2007 and 2006, respectively.  Prior to our separation from Agilent, Agilent had allocated to us our pro rata portion of expenses for rent, property tax, insurance and routine maintenance.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters that arise in the ordinary course of business.

16.          SEGMENT & GEOGRAPHIC INFORMATION

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

	Three Months Ended January 31,
	2007	2006
	(in millions)

Net revenue from products
SOC/SIP/High-Speed Memory	$49	$114
Memory	79	29
Net revenue from products	128	143
Net revenue from services	37	27
Total net revenue	$165	$170

Major customers

For the three months ended January 31, 2007, three of our customers accounted for 43.6% of our net revenue, with one customer accounting for 15.2%, one customer accounting for 14.4% and another customer accounting for 13.7% of our total net revenue.

For the three months ended January 31, 2006, two of our customers accounted for 29.7% of our net revenue, with one accounting for 19.0% and the other accounting for 10.7% of our total net revenue.

Geographic Net Revenue Information:

	Three Months Ended January 31,
	2007	2006
	(in millions)

United States	$79	$69
Singapore	57	73
Rest of the World	29	28
Total net revenue	$165	$170

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Long-Lived Assets Information:

	January 31, 2007	October 31, 2006
	(in millions)
United States	$12	$13
China	4	4
Singapore	20	20
Rest of the World	8	7
Total long-lived assets	$44	$44

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the condensed combined and consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report contains forward-looking statements including, without limitation, statements regarding the transfer of manufacturing of our 93000 Series platform to China, trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditure in research and development, anticipated benefits from our operating model, our future effective tax rate, new product introductions, product pricing, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, the potential impact of adopting new accounting pronouncements, our potential future financial results, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, the impact of our variable cost structure, our lease payment obligations and expected savings from our restructuring programs that involve risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” and similar terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

Overview

Verigy became an independent company on June 1, 2006, when we separated from Agilent Technologies Inc. We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. We offer a single platform for each of the two general categories of devices being tested: our 93000 Series platform, designed to test System-on-a-Chip (SOC), System-in-a-Package (SIP) and high-speed memory devices, and our Versatest V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages. Our test solutions are both scalable and flexible. Our test platforms are scalable across different frequency ranges, different pin counts and different numbers of devices. Our test platforms’ flexibility allows for a single test system to test a wide range of applications for semiconductor devices. Our scalable platform architecture provides us with internal operating model efficiencies such as reduced research and development costs, engineering headcount, support requirements and inventory risk. The scalability and flexibility of our test solutions also provides economic benefits to our customers by allowing them to get their complex, feature-rich semiconductor devices to market quickly and to reduce their overall costs. We also provide test and application expertise, and service and support through our worldwide service organization.

We have a broad customer installed base, having sold over 1,450 of our 93000 Series systems and over 2,300 Versatest Series systems. Our customers include integrated device manufacturers, or IDMs, test subcontractors, also referred to as subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies.

Basis of Presentation and Separation from Agilent

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Amounts included in the accompanying condensed combined and consolidated financial statements are expressed in U.S. dollars.

The accompanying condensed combined and consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations. The following discussion should be read in conjunction with our 2006 Annual Report on Form 10-K.

We are incorporated in Singapore.  We separated form Agilent and became a stand-alone company as of June 1, 2006.  On June 13, 2006, we completed our initial public offering.

Prior to June 1, 2006, we operated as part of Agilent, and not as a stand-alone company. Therefore, the condensed combined and consolidated financial statements for the three months ended January 31, 2006, were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy.  For the three months ended January 31, 2006, expense and cost allocations have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided by Agilent or the benefit received by us from Agilent. However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Agilent.  See Note 4, “Transactions with Agilent” for further information regarding our relationships with Agilent.

In the opinion of management, the accompanying condensed combined and consolidated financial statements reflect all adjustments which are of normal and recurring nature and necessary to fairly present the statements of financial position, results of operations and cash flows for the dates and periods presented.

Overview of Results

In the three months ended January 31, 2007, three of our customers, Chipmos Technologies (Bermuda) Ltd., Spansion Inc., and IM Flash Technologies, LLC., each accounted for more than 10% of our net revenue, while two of  our customers, STATS ChipPAC Ltd. and Intel Corporation, each accounted for more than 10% of our net revenue for the three months ended January 31, 2006.

Our net revenue for the three months ended January 31, 2007, was $165 million, down $5 million, or 2.9%, from the comparable period in fiscal 2006. This decrease was primarily due to weakness in demand for our SOC/SIP test systems, particularly from sub-contractors, partially offset by higher revenue from sales of our memory test systems, spurred by strong demand for hand-held consumer products as well as expansion of addressable markets into NAND flash and flash final test.

Our total operating expenses, excluding separation and restructuring charges, for the three months ended January 31, 2007, was $57 million, down $5 million, or 8.1%, from the comparable period in fiscal 2006. This decrease was primarily due our continuing efforts to streamline our cost structure and achieve our focused operating model.

In the three months ended January 31, 2007, we recorded a $1 million charge to cost of sales under the 2005 restructuring plan compared to a $7 million charge during the comparable period in fiscal 2006, of which $1 million was recorded to cost of sales and $6 million to operating expenses.   Also, in connection with our separation from Agilent, we incurred separation costs such as information technology set-up costs, consulting, legal and other professional fees and other spin-off related costs. For the three months ended January 31, 2007, we incurred approximately $2 million in separation costs all of which were recorded in operating expenses, compared to $15 million in the comparable period in fiscal 2006 all of which were also recorded in operating expenses.  All separation-related costs which were incurred as of the separation date remained as Agilent liabilities, while separation costs incurred after the separation date were paid for by us.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our condensed combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions management believes to be reasonable. Although these estimates are based on management’s knowledge of current events and of actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. There have been no significant changes during the three months ended January 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2006, filed with the SEC on December 22, 2006.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provision of FIN 48 is effective for fiscal years beginning after December 15, 2006 and is applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. We expect to adopt this pronouncement beginning in our fiscal year 2008 and we have not yet determined the potential financial impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. Except for the measurement date requirement, SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The measurement date requirement will not be effective until fiscal years ending after December 15, 2008. SFAS No. 158 will be applied prospectively.  Our adoption of SFAS No. 158 will have no impact on our consolidated combined results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 will be effective for us beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows and results of operations.

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

Prior to our separation from Agilent, gains or losses associated with Agilent’s derivative instrument contracts had been allocated to us. As such, our condensed, combined and consolidated financial statements for the three months ended January 31, 2006, reflected the hedging program in place at Agilent. Since our separation, we have implemented a hedging strategy that mitigates currency exposures on certain balance sheet positions. We have not yet implemented a hedging program that mitigates our currency exposures on our income statement and are currently evaluating the magnitude and value-at-risk of our net currency exposures. We do not use derivative financial instruments for speculative or trading purposes.

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry.  Our third and fourth fiscal quarters tend to be our strongest quarters for new orders, while our first fiscal quarter tends to be our weakest quarter for orders. We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products. The seasonality of our business is often masked to a significant extent, however, by the high degree of cyclicality of the semiconductor industry. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In future periods, the market price of our ordinary shares could decline if our revenues and results of operations are below the expectations of analysts and investors. Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of, and else where in, this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months Ended January 31,
	2007	2006

Net revenue:
Products	77.6%	84.1%
Services	22.4	15.9
Total net revenue	100.0	100.0
Cost of sales:
Cost of products	41.8	43.5
Cost of services	15.2	14.2
Total cost of sales	57.0	57.7
Gross margin	43.0	42.3
Operating expenses:
Research and development	13.9	14.7
Selling, general and administrative	20.6	21.8
Restructuring charges	—	3.5
Separation costs	1.2	8.8
Total operating expenses	35.7	48.8
Income (loss) from operations	7.3	(6.5)
Other income, net	1.8	—
Income (loss) before income taxes	9.1	(6.5)
Provision for income taxes	1.2	2.9
Net income (loss)	7.9%	(9.4)%

Net Revenue

	Three Months Ended January 31,
	2007	2006	2007 over 2006 Change
	($ in millions)
Net revenue from products
SOC/SIP/High-Speed Memory	$49	$114	(57.0)%
Memory Test	79	29	172.4%
Net revenue from products	$128	$143	(10.5)%

Net revenue from services	37	27	37.0%
Total net revenue	$165	$170	(2.9)%

Our revenue by geographic region for the three months ended January 31, 2007 and 2006 is as follows:

	Three Months Ended January 31,
	2007	2006	2007 over 2006 Change
	($ in millions)
North America	$80	$69	15.9%
As a percent of total net revenue	48.5%	40.5%

Europe	$8	$12	(33.3)%
As a percent of total net revenue	4.8%	7.1%

Asia-Pacific, excluding Japan,	$62	$78	(20.5)%
As a percent of total net revenue	37.6%	45.9%

Japan,	$15	$11	36.4%
As a percent of total net revenue	9.1%	6.5%

Total net revenue	$165	$170	(2.9)%

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

 Net revenue in the three months ended January 31, 2007 was $165 million, a decrease of $5 million, or 2.9%, from the $170 million achieved in the three months ended January 31, 2006. Net product revenue in the three months ended January 31, 2007 was $128 million, a decrease of $15 million, or 10.5%, from the $143 million achieved in the three months ended January 31, 2006. This decrease was primarily due to weakness in demand for our SOC/SIP test systems, particularly from sub-contractors, contributing to the $65 million decrease in net product revenue for our 93000 Series platform. This was partially offset by higher revenue from sales of our memory test systems, spurred by strong demand for hand-held consumer products as well as expansion of addressable markets into NAND flash and flash final test.

Services revenue for the three months ended January 31, 2007 accounted for $37 million, or 22.4% of net revenue, compared to $27 million, or 15.9% of net revenue for the three months ended January 31, 2006. The increase in services revenue is attributed to our growing installed base and increased services associated with increased shipments made during fiscal 2006.

Net revenue in North America was higher in the three months ended January 31, 2007, compared to the three months ended January 31, 2006 primarily due to increased sales to key customers for memory test systems in the U.S.. Net revenue from customers located in Asia Pacific represented 46.7% of total net revenue for the three months ended January 31, 2007, compared to 52.4% in the three months ended January 31, 2006.  Despite the decrease as a percentage of net revenue from Asia Pacific for the three months ended January 31, 2007 compared to the same period in the prior year, in general, we expect the trend of increasing sales in the Asia Pacific region to continue as semiconductor manufacturing activities continue to concentrate in that region.

Cost of Sales

Cost of Products

	Three Months Ended January 31,
	2007	2006	2007 over 2006 Change
	($ in millions)
Cost of products	$69	$74	(6.8)%
As a percent of product revenue	53.9%	51.7%

Cost of Products.    Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The decrease in cost of products of approximately $5 million in the three months ended January 31, 2007, compared to the three months ended January 31, 2006, was primarily related to the decrease in product shipments. The increase in cost of products as a percent of net product revenue was a result of lower revenue, product mix, higher freight expenses and incremental costs associated with transitioning our memory manufacturing operations to Flextronics in China. This was partially offset by lower IT and corporate infrastructure costs and lower inventory write-offs for discontinued products. Excess and obsolete inventory-related charges in the three months ended January 31, 2007 were $2 million, compared to $10 million in the comparable period in fiscal 2006. In addition, we sold previously written down inventory for $1 million and $2 million in the three months ended January 31, 2007 and 2006, respectively. The sales of previously written down inventory improved our cost of products gross margins by approximately 0.8 and 1.4 percentage points in the three months ended January 31, 2007 and 2006, respectively.

Our cost of products included $1.3 million of restructuring and separation charges in the three months ended January 31, 2007, compared to $0.9 million of such charges for the three months ended January 31, 2006. Also, our cost of products included $0.4 million of SFAS 123R share-based compensation expense in the three months ended January 31, 2007 compared to $0.5 million in the three months ended January 31, 2006.

 As of January 31, 2007, we held $90 million of inventory, net of $30 million of reserves, composed of $41 million of raw materials, $9 million of work in progress and $40 million of finished goods. Raw materials include approximately $22 million of support inventory. We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended January 31,
	2007	2006	2007 over 2006 Change
	($ in millions)
Cost of services	$25	$24	4.2%
As a percent of services revenue	67.6%	88.9%

Cost of Services.    Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

The increase in cost of services of approximately $1 million in the three months ended January 31, 2007, compared to the three months ended January 31, 2006, reflects increased costs needed to support a higher installed base. Cost of services as a percent of service revenue was 67.6% in the three months ended January 31, 2007, compared to 88.9% in the comparable period in fiscal 2006. This margin improvement reflects our lowered cost structure as well as better utilization of our service personnel in support of our installed base, partially offset by higher extended warranty costs and freight and duty costs needed to support our increased installed base. Our cost of services also included $0.2 million of SFAS 123R share-based compensation expense in the three months ended January 31, 2007 compared to no such charges in the three months ended January 31, 2006.

As a percent of net services revenue, cost of services will vary depending on a variety of factors, including our ability to weather price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended January 31,
	2007	2006	2007 over 2006 Change
	($ in millions)
Research and development	$23	$25	(8.0)%
As a percent of net revenue	13.9%	14.7%

Research and Development.    Research and development expense includes costs related to:

•                  salaries and related compensation expenses for research and development and engineering personnel;

•                  materials used in research and development activities;

•                  outside contractor expenses;

•                  depreciation of equipment used in research and development activities;

•                  facilities and other overhead and support costs for the above; and

•                  effective fiscal year 2006, share-based compensation.

Research and development costs have generally been expensed as incurred.

Research and development expense declined in absolute dollars as well as a percent of net revenue in the three months ended January 31, 2007, compared to the three months ended January 31, 2006, primarily due to lower expenditures on project materials and a lower cost structure. Research and development expense also included $0.5 million of SFAS 123(R) share-based compensation expense in each of the three months ended January 31, 2007 and 2006.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollars.

Selling, General and Administrative Expenses

	Three Months Ended January 31,
	2007	2006	2007 over 2006 Change
	($ in millions)
Selling, general and administrative	$34	$37	(8.1)%
As a percent of net revenue	20.6%	21.8%

Selling, General and Administrative.    Selling, general and administrative expense includes costs related to:

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

The decrease of approximately $3 million in selling, general and administrative expense in the three months ended January 31, 2007, compared to the three months ended January 31, 2006, was primarily due to cost savings realized from the streamlining of our infrastructure costs and the consolidation of our facilities as well as a $0.4 million decrease in share-based compensation expense.  In the three months ended January 31, 2007, we recorded $2.6 million in share-based compensation expense compared to $3 million in the three months ended January 31, 2006.

The savings realized from our cost reduction efforts have partially been offset by incremental costs associated with operating as a stand-alone public company, including professional fees such as legal, regulatory and accounting costs. In addition, we expect incremental costs during the rest of fiscal year 2007 as we prepare to be in compliance with Section 404 of the Sarbanes Oxley 404. Selling, general and administrative expenses can fluctuate due to changes in commission expenses which are tied to changes in sales volume and customer mix.

Restructuring Charges

A summary of the statement of operations impact of the charges resulting from all restructuring plans for the three months ended January 31, 2007, and 2006, is shown below:

	Three Months Ended January 31,
	2007	2006
	(in millions)

Restructuring charges (included in cost of sales)	$1	$1
Restructuring charges (included in operating expenses)	—	6
Total restructuring charges	$1	$7

The $1 million charge in the three months ended January 31, 2007 includes the amortization of approximately $3 million that we paid to Flextronics on June 1, 2006 in connection with the transfer of our manufacturing activities and the transfer of 85 employees.   Also, we have a potential liability of an additional $2 million associated with these transferred employees. We are also amortizing these costs ratably over the employees’ remaining period of service with Flextronics.  The $7 million restructuring charge during the three months ended January 31, 2006 related to Agilent’s 2005 restructuring plan to further reduce operational costs, primarily through closing, consolidating and relocating some sites and reducing and realigning our workforce.

We had no accrued restructuring liability as of January 31, 2007, compared to $6 million restructuring liability accrued as of January 31, 2006, related to Agilent’s 2005 restructuring plan. In accordance with the separation agreements with Agilent, Agilent retained and paid for all restructuring liabilities associated with its 2005 restructuring plan.

Separation Costs

In connection with our separation from Agilent, we incurred approximately $2 million of one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees, compared to $15 million in the comparable period in fiscal 2006.

All separation-related costs which were incurred during the three months ended January 31, 2006, remained as Agilent’s responsibility.

Provision for Income Taxes

We recorded income tax provisions of approximately $2 million for the three months ended January 31, 2007 and $5 million for the three months ended January 31, 2006.

For the three months ended January 31, 2006, Verigy’s income tax expense reflected amounts based on Agilent’s consolidated tax profile, thus our income tax expense consisted of allocated expense from Agilent. For the three months ended January 31, 2007, our tax expense is based on our new business model and tax status in the countries where we do business.

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

Financial Condition

Liquidity and Capital Resources

As of January 31, 2007, we had $300 million in cash and cash equivalents, unchanged from our cash balance as of October 31, 2006.

On January 10, 2007, Agilent contributed approximately $3 million into our pension trust accounts, completing its obligation to fund our Germany, Taiwan and Korea defined benefit plans at 100% of the accumulated benefit obligation level as of the separation date in accordance with the employee matters agreement between Agilent and us. Also in the three months ended January 31, 2007, Agilent completed its obligation to fund the transferred Germany flexible time-off plan by approximately $2 million into our Germany flexible time-off trust account.

Prior to June 1, 2006, Agilent used a centralized approach to cash management and financing of its operations. As such, transactions relating to our business prior to June 1, 2006, were accounted for through the Agilent net invested equity account for our business. Accordingly, none of the cash, cash equivalents or debt at the Agilent corporate level had been assigned to our business in our condensed combined and consolidated financial statements for the three months ended January 31, 2006.

Net Cash Provided by (Used in) Operating Activities

In the three months ended January 31, 2007, we generated $4 million in cash from operating activities, compared to cash used for operating activities of $45 million in the three months ended January 31, 2006. The $4 million cash generation during the three months ended January 31, 2007 was a result of $13 million of net income, $45 million reduction in receivables and a $5 million increase in deferred revenue. Also, in the three months ended January 31, 2007, we had non-cash charges of $2 million from inventory write-offs, $4 million of non-cash compensation costs FAS 123(R) and $3 million in depreciation and amortization expense. These impacts were partially offset by decreases of $40 million in payables, $8 million in employee compensation and benefits and $14 million in income and other taxes payable.

In the three months ended January 31, 2006, our business required a net investment of $45 million from Agilent because our cash from operations was not sufficient to cover our operating expenses.  In the three months ended January 31, 2006, we had a net loss of $16 million and increases of $51 million in accounts receivable and $14 million in inventory. These impacts were partially offset by increases of $4 million in accounts payable, $2 million in employee compensation and benefits, $5 million in deferred revenue and $4 million in income and other taxes payable.  Also, in the three months ended January 31, 2006, we had non-cash charges of $10 million from inventory write-offs, $4 million of non-cash compensation costs (FAS 123(R)), and $2 million in depreciation and amortization expense.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended January 31, 2007 was $6 million, compared to $3 million in the three months ended January 31, 2006. The $6 million expenditure in the three months ended January 31, 2007 primarily related to cash payments for site-set-ups and leasehold improvements. Net cash used in investing activities for the three months ended January 31, 2006 primarily related to capital expenditures for test and computer equipment, office furniture as well as new research and development equipment for use in product and applications development.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2007 was $2 million, compared to $48 million for the three months ended January 31, 2006. In the three months ended January 31, 2007, we issued 144,357 shares as part of the semi-annual purchase by participants in our Employee Shares Purchase Plan (“ESPP”), resulting in approximately $2 million of cash proceeds. In the three months ended January 31, 2006, our business required net cash infusion from Agilent of $48 million because our cash from operations was not sufficient to cover our operating expenses.

Other

For up to two years following our separation from Agilent on June 1, 2006, Agilent will continue to provide services and access to resources necessary for our operations. In general, these services and resources include facilities management, site information technology infrastructure, use of various applications and support systems, as well as employee related services for transitional employees remaining with Agilent. Under the transition services agreement, we may negotiate with Agilent for the provision of additional transition services not set forth in the agreement, which additional services will generally be subject to the provisions of the agreement. The agreement will terminate, and Agilent will have no obligation to provide any further transition services to Verigy, two years after the separation date. For the three months ended January 31, 2007, our total transition services costs from

Agilent were approximately $2 million. We expect that the majority of transition services provided by Agilent will end at the end of fiscal year 2007.

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

We believe that our cash position as of January 31, 2007, together with future cash generation from operations, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months. We may require or choose to obtain debt or equity financing in the future. We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

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

The following table summarizes our contractual obligations at January 31, 2007 (in millions):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$75	$11	$19	$16	$29
Commitments to contract manufacturers and suppliers	136	136	—	—	—
Other purchase commitments	48	44	4	—	—
Long term liabilities	33	—	33	—	—
Total	$292	$191	$56	$16	$29

Operating leases.    Commitments under operating leases relate primarily to leasehold property. We have long-term lease arrangements for our corporate headquarters in Singapore, our U.S. headquarters in Cupertino, California, and our Boeblingen, Germany facility, currently the site of our 93000 Series platform development. We also have long term lease arrangements for our ASIC development office in Colorado as well as other sales and support facilities around the world.

Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and historically we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 20% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $6 million as of both January 31, 2007 and October 31, 2006.  These amounts are included in other current liabilities in our condensed consolidated balance sheets at January 31, 2007 and October 31, 2006.

Other purchase commitments.    Other purchase commitments relate primarily to contracts with professional services suppliers, which include third-party consultants for legal, finance, engineering and other administrative services. With the exception of our IT service providers, our purchase commitments from professional service providers are typically cancelable with a notice of 90days or less without significant penalties. Our agreement with our primary IT service provider requires a notification period of 120 days and includes a termination charge of up to approximately $1.7 million in order to cancel our long-term contract.

Long-term liabilities:   Long-term liabilities relate primarily to $15 million of defined benefit and defined contribution retirement obligations, $15 million of extended warranty obligations and approximately $3 million of other deferred gains. Upon our separation from Agilent, the defined benefit plans for our employees in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which were insignificant, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date, by contributing approximately $3 million into our pension trust accounts in the three months ended January 31, 2007.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of January 31, 2007.

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

We have not yet implemented a hedging program that mitigates our currency exposures on our income statement and are currently evaluating the magnitude and value-at-risk of our net currency exposures. Prior to our separation from Agilent, Agilent hedged net cash flow and balance sheet exposures that were not denominated in the functional currencies of its subsidiaries on a short-term and anticipated basis and gains or losses associated with Agilent’s derivative instrument contracts had been allocated to us. As such, the historical results of our business in the three months ended January 31, 2006 reflected the hedging program in place at Agilent. Since our separation, we have implemented a hedging strategy that is intended to mitigate currency exposures on certain balance sheet positions. Verigy and Agilent do not use derivative financial instruments for speculative or trading purposes.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2007 and October 31, 2006, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period covered by this report.  There were no changes in our internal control over financial reporting during the three months ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

ITEM IA.                RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report.   You should carefully consider the risks described below and the other information in this report before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.  The following risk factors, “Our dependence on contract manufacturers and sole source suppliers and our transition to a completely outsourced manufacturing model may prevent us from delivering our products on a timely basis,” “The loss of, or significant reduction in the number of sales to, our significant customers could materially harm our business,”  “We are in the process of implementing the governance and accounting practices and policies required of a company publicly-traded in the United States and incorporated in Singapore. Any delay in implementing such governance and accounting practices and policies could harm our business,” “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographies outside of the United States” and “Some of our directors and executive officers may have conflicts of interest because of their ownership of Agilent common stock, options to acquire Agilent common stock and positions with Agilent” have been updated from the prior version of these risk factors as set forth in our Annual Report on Form 10-K for the year ended October 31, 2006, filed with the SEC on December 22, 2006.

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

Our dependence on contract manufacturers and sole source suppliers and our transition to a completely outsourced manufacturing model may prevent us from delivering our products on a timely basis.

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

Our current reliance on third-party manufacturers gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Moreover, because our products are very complex to manufacture, transitioning manufacturing activities from one location to another, or from one manufacturing partner to another, is complicated. Flextronics commenced production of our Versatest series products in China in July 2006 and assumed our manufacturing activities for the 93000 Series products in Germany in June 2006. We expect that the volume manufacturing activities currently conducted by Flextronics in Germany will be substantially transitioned to China during the second half of fiscal 2007. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. Should our contract manufacturers be unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship products and to realize the related revenues when anticipated could be materially impacted.

We rely on sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products, including custom integrated circuits, relays and other electronic components. One sole source supplier recently relocated its manufacturing activities to a new facility and, in connection with this transition, has experienced significant difficulties in meeting our requirements for components. Another sole source supplier has recently substantially extended the order lead times for the components we rely upon, and such components have become difficult to source in the market. While neither of these situations had a material impact on our results for the three months ended January 31, 2007, the failure of these or other sole source suppliers to meet our requirements in a timely manner could impair our ability to ship products and to realize the related revenues when anticipated which could adversely affect our business and operating results.

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

For the three months ended January 31, 2007 revenue from our top ten customers accounted for approximately 70.9% of our total net revenue, with three of our customers each accounting for more than 10% of our total net revenue. In comparison, for the three months ended January 31, 2006, revenue from our top ten customers accounted for approximately 66.0% of our total net revenue, with two of our customers each accounting for more than 10% of our total net revenue.

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

Intellectual property rights are difficult to enforce in certain countries, which may inhibit our ability to protect our intellectual property rights or those of our suppliers and customers in those countries.

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

Prior to becoming a stand alone company, we relied on the financial resources and the administrative and operational support systems of Agilent to operate our business. In conjunction with our separation from Agilent, we have separated our assets from those of Agilent and created our own financial, administrative, operational and other support systems or contract with third parties to replace Agilent’s systems. Many of the new systems, including our enterprise resource planning (“ERP”) system, have been in effect only since the separation date. We have experienced, and may continue to experience periodic interruptions in our ERP system, and it may take additional time to fully implement and stabilize the ERP system as well as other support systems.

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

Our results could be adversely affected if we do not comply with certain operating conditions agreed to with the Singapore authorities. In addition, our new legal structure could cause our effective income tax rate to vary significantly from period to period, and we could owe significant taxes even during periods when we experience low operating profit or operating losses.

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

Since we sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenue from customers in Singapore accounted for approximately 34.5% and 42.9% for the three months ended January 31, 2007 and 2006, respectively, and revenue from customers in other countries in Asia accounted for approximately 12.1% and 9.4% of total net revenue for the three months ended January 31, 2007 and 2006, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including establishing our headquarters in Singapore and transitioning our contract manufacturing processes to Flextronics in China.

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

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of any acquisitions may never be realized.

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

The historical financial statements prior to June 1, 2006, have been derived from the condensed combined and consolidated financial statements of Agilent and do not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our condensed combined and consolidated financial statements include an allocation for certain corporate functions historically provided by Agilent, including centralized legal, accounting, tax, treasury, information technology and other corporate services and infrastructure costs, which we believe are reasonable reflections of the historical utilization levels of these services in support of our business. The historical financial information is not necessarily indicative of our future results of operations, financial position, cash flows or costs and expenses. We did not make adjustments to periods prior to our separation from Agilent to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Agilent, including changes in our employee base, changes in our legal structure, potential increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being an independent publicly traded company.

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

Diputes may arise between Agilent and us in a number of areas relating to our pasdt ongoing relationships, including:

•      intellectual property and technology matters, including related non-compete provisions applicable to Agilent and us;

•      labor, tax, employee benefit, indemnification and other matters arising from our separation from Agilent

•      employee retention and recruiting;

•      business combinations involving us;

•      sales or distributions by Agilent of all or any part of its ownership interest in us;

•      the nature, quality and pricing of trasnational services Agilent has agreed to provide us; and

•      business oppurtunities that may be attractive to both Agilent and us.

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

It may be difficult for investors to effect service of process within the United States upon us or to enforce civil liabilities under the federal securities laws of the United States against us.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

On March 12, 2007, the company’s Compensation Committee approved the forms of equity award modification agreements for the company’s non-U.S. named executive officers, Pascal Rondé and Hans-Juergen Wagner.  Similar to the severance agreements previously approved for U.S.-based executives, the equity award modification agreements provide for an additional year of equity vesting in the event of a termination without cause absent a change of control and full acceleration if the termination occurs in connection with a change of control.  In contrast to the U.S. agreements, the European agreements do not include provisions relating to cash compensation.  Cash severance payments for European executives are to be determined in accordance with local law.

The form of Severance Agreement for Mr. Rondé is attached hereto as Exhibit 10.13, and the form of Severance Agreement for Mr. Wagner is attached hereto as Exhibit 10.14.  The agreements are incorporated by reference in this description.

ITEM 6.  EXHIBITS

(a) Exhibits:

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.2**	2006 Equity Incentive Plan, as amended February 15, 2007					X
10.2.6**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located Outside of the United States, as amended February 15, 2007					X
10.2.8**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located in France, as amended February 15, 2007					X
10.2.12	Form of Four-Tranche Share Option Agreement - U.S.					X
10.2.13	Form of Four-Tranche Share Option Agreement - France					X

10.2.14**	Rules of the Verigy Ltd. 2006 Equity Incentive Plan for awards granted to employees in France	X
10.2.15**	Form of Option Amendment Agreement between Verigy Ltd. and its non-employee directors, dated February 15, 2007	X
10.2.16	Form of Four-Tranche Share Option Agreeement - Non U.S.	X
10.12**	Employment Offer Letter to Kenneth M. Siegel, dated December 2005	X
10.13**	Form of Severance Agreement for Executive Officers based in France	X
10.14**	Form of Severance Agreement for Executive Officers based in Germany	X
24.1	Power of Attorney (see signature page to this Form 10-Q)	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

**                                       Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 14, 2007	By:	/s/ Robert J. Nikl
ROBERT J. NIKL
Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.2**	2006 Equity Incentive Plan, as amended February 15, 2007					X
10.2.6**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located Outside of the United States, as amended February 15, 2007					X
10.2.8**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located in France, as amended February 15, 2007					X
10.2.12	Form of Four-Tranche Share Option Agreement - U.S.					X
10.2.13	Form of Four-Tranche Share Option Agreement - France					X
10.2.14**	Rules of the Verigy Ltd. 2006 Equity Incentive Plan for awards granted to employees in France					X
10.2.15**	Form of Option Amendment Agreement between Verigy Ltd. and its non-employee directors, dated February 15, 2007					X
10.2.16	Form of Four-Tranche Share Option Agreeement - Non U.S.					X
10.12**	Employment Offer Letter to Kenneth M. Siegel, dated December 2005					X
10.13**	Form of Severance Agreement for Executive Officers based in France					X
10.14**	Form of Severance Agreement for Executive Officers based in Germany					X
24.1	Power of Attorney (see signature page to this Form 10-Q)					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**                                       Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.