Form 10-Q
period 2007-04-30
Verigy Ltd.
filed 2007-06-07
CIK 1352341

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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

Registrant’s telephone number, including area code (+65) 6755-2033

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or, a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 1, 2007, there were 59,137,431 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net revenue:
Products	$147	$158	$275	$301
Services	36	34	73	61
Total net revenue	183	192	348	362
Costs of sales:
Cost of products	79	81	148	155
Cost of services	25	25	50	49
Total costs of sales	104	106	198	204
Operating expenses:
Research and development	22	25	45	50
Selling, general and administrative	35	40	69	77
Restructuring charges	—	8	—	14
Separation costs	1	20	3	35
Total operating expenses	58	93	117	176

Income (loss) from operations	21	(7)	33	(18)
Other income (expense), net	4	—	7	—

Income (loss) before taxes	25	(7)	40	(18)
Provision for income taxes	3	4	5	9
Net income (loss)	$22	$(11)	$35	$(27)

Net income (loss) per share – basic:	$0.37	$(0.22)	$0.59	$(0.54)

Net income (loss) per share – diluted:	0.36	(0.22)	0.59	(0.54)

Weighted average shares (in thousands) used in computing net income (loss) per share
Basic:	59,004	50,000	58,884	50,000
Diluted:	59,945	50,000	59,567	50,000

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	April 30, 2007	October 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$168	$300
Short-term marketable securities	180	—
Trade accounts receivable, net	71	108
Receivables from Agilent	—	8
Inventory	73	87
Other current assets	55	48
Total current assets	547	551
Property, plant and equipment, net	41	44
Goodwill	18	18
Other long-term assets	60	61
Total assets	$666	$674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71	$75
Payables to Agilent	5	37
Employee compensation and benefits	43	43
Deferred revenue, current	53	58
Income taxes and other taxes payable	9	23
Other current liabilities	15	15
Total current liabilities	196	251

Long-term liabilities	33	34
Total liabilities	229	285

Commitments and contingencies (Note 16)

Shareholders’ equity
Ordinary shares, no par value; 59,056,065 issued and outstanding at April 30, 2007
Additional paid in capital	371	358
Retained earnings	69	34
Accumulated other comprehensive loss	(3)	(3)
Total shareholders’ equity	437	389
Total liabilities and shareholders’ equity	$666	$674

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

VERIGY LTD.

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASHFLOWS

(in millions)

(Unaudited)

	Six Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$35	$(27)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6	4
Excess and obsolete inventory-related charges	5	14
Loss on disposal of property, plant and equipment	—	2
Share-based compensation	7	7
Asset impairment and other exit costs	—	3
Changes in assets and liabilities:
Trade accounts receivable, net	37	(46)
Receivables from Agilent	8	—
Inventory (Note 8)	7	(9)
Accounts payable	(4)	12
Employee compensation and benefits	—	10
Payables to Agilent	(27)	—
Deferred revenue, current	(5)	8
Income taxes and other taxes payable	(14)	8
Other current assets and accrued liabilities	(7)	17
Other long term assets and long term liabilities	2	2
Net cash provided by operating activities	50	5
Cash flows from investing activities:
Investments in property, plant and equipment	(7)	(24)
Purchases of available-for-sale marketable securities	(297)	—
Proceeds from sales and maturities of available-for-sale marketable securities	117	—
Net cash used in investing activities	(187)	(24)
Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	5	—
Distribution of share-based compensation (Note 6)	—	(7)
Net Agilent invested equity	—	26
Net cash provided by financing activities	5	19

Effect of exchange rate movements	—	—
Net decrease in cash and cash equivalents	(132)	—

Cash and cash equivalents at beginning of period	300	—

Cash and cash equivalents at end of period	$168	$—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4	$—

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

Prior to June 1, 2006, we operated as part of Agilent, and not as a stand-alone company. Therefore, the condensed combined and consolidated financial statements for the three and six months ended April 30, 2006, were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy.  For the three and six months ended April 30, 2006, expense and cost allocations have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided by Agilent or the benefit received by us from Agilent. However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Agilent.  See Note 4, “Transactions with Agilent” for further information regarding our relationships with Agilent.

In the opinion of management, the accompanying condensed combined and consolidated financial statements reflect all adjustments which are of normal and recurring nature and necessary to fairly state the statements of financial position, results of operations and cash flows for the dates and periods presented.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of combination .    Our condensed combined and consolidated financial statements include the global historical assets, liabilities and operations of Verigy. All significant intra-company transactions within Verigy have been eliminated. All significant transactions between us and Agilent are included in these condensed combined and consolidated financial statements. All transactions with Agilent, prior to our separation from Agilent, were considered to be effectively settled for cash in the condensed combined and consolidated statements of cash flows at the time the transaction is recorded.

Principles of consolidation .    The condensed combined and consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of estimates .    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions it believes to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. Except for the measurement date requirement, SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The measurement date requirement will not be effective until fiscal years ending after December 15, 2008. SFAS No. 158 will be applied prospectively.  Our adoption of SFAS No. 158 will have no impact on our consolidated combined results of operations or cash flows. We are currently evaluating the impact of adopting SFAS No. 158 on our financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 will be effective for us beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows and results of operations.

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

During the three and six months ended April 30, 2007, we had no revenue from sale of products to Agilent. During the three and six months ended April 30, 2006, we had net revenue of $0.5 million and $1 million, respectively, from the sale of products to Agilent.  This revenue was recorded using a cost plus methodology and may not necessarily represent a price an unrelated third party would pay.

During the three months ended April 30, 2007, we purchased $1.4 million of materials from Agilent, compared to $0.5 million in the three months ended April 30, 2006. During the six months ended April 30, 2007, we purchased $3.7 million of materials from Agilent, compared to $4 million in the six months ended April 30, 2006.  The purchases for the three and six months ended April 30, 2006, were recorded in cost of sales based on cost plus methodology.

Receivables from and Payables to Agilent

	April 30,	October 31,
	2007	2006
	(in millions)
Receivables from Agilent	$—	$8
Payables to Agilent	$5	$37

As of April 30, 2007, we had no receivables from Agilent, unchanged from January 31, 2007. During the first quarter of fiscal 2007, we received approximately $3 million from Agilent for cash collected from our customers for sales of our products that occurred prior to November 1, 2006.  In addition, during the first quarter of fiscal 2007, Agilent contributed approximately $3 million into our pension trust accounts, completing its obligation to fund our Germany, Taiwan and Korea defined benefit plans at 100% of the accumulated benefit obligation level as of the separation date in accordance with the employee matters agreement between Agilent and us. Also in the first quarter of fiscal 2007, Agilent completed its obligation to fund the transferred Germany flexible time-off plan by contributing approximately $2 million into our Germany flexible time-off trust account.

As of April 30, 2007, payables to Agilent consisted of approximately $5 million accrued liabilities for transition-related services provided to us by Agilent, of which approximately $0.8 million related to transition services provided to us in the three months ended April 30, 2007.

Allocated Costs

The condensed combined and consolidated statement of operations for the three and six months ended April 30, 2006 include our direct expenses as well as allocations of expenses arising from shared services and infrastructure provided to us by Agilent for the period prior to our separation. These allocated expenses include costs of centralized research and development, legal and accounting services, employee benefits, real estate and facilities, corporate advertising, insurance services, information technology, treasury and other corporate and infrastructure services. These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. The allocation methods include headcount, square footage, actual consumption and usage of services, adjusted invested capital and others.

Allocated costs included in the accompanying condensed combined and consolidated statement of operations are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in millions)

Cost of products	$—	$7	$—	$14
Research and development	—	5	—	9
Selling, general and administrative	—	17	—	35
Total allocated costs	$—	$29	$—	$58

See Note 13 “Separation Costs,” for separation cost details.

5.             NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Basic Net Income (loss) Per Share
Net income (loss) (in millions)	$22	$(11)	$35	$(27)
Weighted average number of ordinary shares (1)	59,004	50,000	58,884	50,000
Basic net income (loss) per share	$0.37	$(0.22)	$0.59	$(0.54)

Diluted Net Income (loss) Per Share
Net income (loss) (in millions)	$22	$(11)	$35	$(27)
Weighted average number of ordinary shares (1)	59,004	50,000	58,884	50,000
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1)	941	—	683	—
Total shares for purpose of calculating diluted net income (loss) per share (1)	59,945	50,000	59,567	50,000
Diluted net income (loss) per share	$0.36	$(0.22)	$0.59	$(0.54)

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

The following table presents those options to purchase ordinary shares and restricted share units outstanding which were not included in the computation of diluted net income per share because they were anti-dilutive:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Non-qualified share options
Number of options to purchase ordinary shares (in thousands)	2,919	Not Applicable	3,167	Not Applicable
Weighted-average exercise price	$15.15	Not Applicable	$15.08	Not Applicable
Average ordinary share price	$23.05	Not Applicable	$20.33	Not Applicable

Restricted share units
Number of restricted share units (in thousands)	342	Not Applicable	334	Not Applicable
Weighted-average grant date price	$17.89	Not Applicable	$17.85	Not Applicable
Average ordinary share price	$23.05	Not Applicable	$20.33	Not Applicable

6.             SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). There are 10,300,000 ordinary shares authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares and share units. At April 30, 2007, there were approximately 5.6 million ordinary shares available for issuance under the 2006 EIP.

Except for replacement options granted in connection with our separation from Agilent, employee nonqualified stock options have an exercise price no less than 100% of the fair market value of a share on the date of grant, and generally vest at an aggregate rate of 25% per year over 4 years. The maximum allowable term is 10 years. Restricted share units awarded to employees pay out in an equal number of shares of stock, and generally vest at an aggregate rate of 25% per year over 4 years. Options and restricted share units cease to vest upon termination of employment. If an employee terminates employment due to death, disability or retirement due to age, then the vested portion of the employee’s option and restricted share unit award is determined by adding 12 months to the length of his or her actual service, and the option is exercisable as to the vested shares for one year after the date of termination, or, if earlier, the expiration of the term of the option.

Outside director options vest on the first anniversary of the date of grant and have a maximum term of 5 years. Outside director restricted share units vest on the first anniversary of the date of grant and are payable on the third anniversary of the date of grant. All awards granted to an outside director become fully vested upon the director’s termination of services, if due to death, disability, retirement, or after age 65, the termination is in connection with a change in control.

Ordinary shares are issued for restricted share units on the date the restricted share units vest. The majority of shares issued are net of the minimum statutory withholding requirements, as shares are withheld to cover the tax withholding obligation.  As a result, the actual number of shares issued will be less than the number of restricted share units granted.  Prior to vesting, restricted share units do not have dividend equivalent or voting rights.

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

Effective November 30, 2006, we issued 144,357 ordinary shares purchased by participants in our Employee Shares Purchase Plan (“ESPP”).

Share-Based Compensation for Verigy Options

As of November 1, 2005, we adopted the provisions of SFAS No. 123 (R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock option awards and employee stock purchases made under our Employee Share Purchase Plan (“ESPP”).

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

Share-Based Payment Award Activity

The following table summarizes stock option activity during the six months ended April 30, 2007:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2006	3,504	$14.14
Granted	283	$20.09
Exercised	(255)	$12.58
Cancelled/Forfeited/Expired	(46)	$14.09
Outstanding as of April 30, 2007	3,486	$14.66

The following table summarizes restricted share unit activity during the six months ended April 30, 2007:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2006	197	$15.47
Granted	773	$18.59
Vested	(10)	$17.48
Forfeited	(2)	$18.66
Outstanding as of April 30, 2007	958	$17.96

The following table summarizes information about all outstanding employee options to purchase shares of Verigy ordinary shares at April 30, 2007:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$7.48 — 15.00	1,946	6.62 years	$13.09	$23,705
$15.01 — 20.00	1,428	7.93 years	$16.06	13,157
$20.01 — 25.00	78	6.64 years	$23.42	144
$25.01 — 30.00	34	5.32 years	$25.71	—
	3,486	7.15 years	$14.66	$37,006

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $25.27 at April 30, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of April 30, 2007, approximately 548,000 outstanding options were vested and exercisable and the weighted average exercise price was $13.00. All exercisable options were in-the-money as of April 30, 2007.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at April 30, 2007:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
$14.75 — 15.00	139	$14.95	$3,505
$15.01 — 20.00	808	$18.38	20,423
$25.01 — 30.00	11	$25.77	270
	958	$17.96	$24,198

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

Impact of the Adoption of SFAS No. 123 (R)

The impact on our results for share-based compensation for Verigy options for the three and six months ended April 30, 2007 and Agilent options held by Verigy employees for the three and six months ended April 30, 2006, respectively, were as follows:

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(in millions, except per share data)

Cost of products and services	$0.6	$0.7	$1.2	$1.2
Research and development	0.4	0.4	0.9	0.9
Selling, general and administrative	2.2	1.5	4.8	4.5
Total share-based compensation expense	$3.2	$2.6	$6.9	$6.6

For the three and six months ended April 30, 2007 and 2006, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of awards related to Verigy options granted during the three and six months ended April 30, 2007, was $9.39 and $7.88 per share and was determined using the Black Scholes option pricing model.  For the three and six months ended of both periods April 30, 2007 and 2006, the tax benefit realized from exercised stock options and similar awards was insignificant.

As of April 30, 2007, the total unrecorded share-based compensation expense balance for unvested options and similar awards, net of expected forfeitures was approximately $28.4 million.

Valuation Assumptions for Verigy Options and Agilent Options Held by Verigy Employees

The fair value of Verigy options granted during the three and six months ended April 30, 2007, and Agilent options held by Verigy employees, granted during the three and six months ended April 30, 2006 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	Verigy Options	Agilent Options Held by Verigy Employees	Verigy Options	Agilent Options Held by Verigy Employees

Risk-free interest rate for options	4.5%	4.7%	4.5%	4.3%
Risk-free interest rate for the ESPP	4.9%	—	4.9%	4.3%

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for options	39.8%	28.0%	40.6%	29.0%
Volatility for the ESPP	40.2%	—	40.2%	30.0%

Expected option life	4.4 years	4.25 years	4.3 years	4.25 years
Expected life for the ESPP	6 months	—	6 months	6 months – 1 year

Assumptions for Verigy options

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the Company’s underlying stock. The price volatility of our stock price was determined on the date of grant using a combination of the average daily historical volatility and the average implied volatility of publicly traded options of our ordinary shares.  Management believes that using a combination of historical and implied volatility is more reflective of market conditions and the most appropriate measure of the expected volatility of our stock price.  Because we have limited historical data, we used data from peer companies to determine our assumptions for the expected option life. For the risk-free interest rate, we used the rate of return on US Treasury Strips as of the grant dates.

7.             COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in millions)

Net income (loss)	$22	$(11)	$35	$(27)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—
Change in unrealized gain (loss) on marketable securities	—	—	—	—
Comprehensive income (loss)	$22	$(11)	$35	$(27)

8.             INVENTORY

Inventory, net of related reserves, consists of the following:

	April 30,	October 31,
	2007	2006
	(in millions)
Raw materials	$32	$37
Work in progress	7	8
Finished goods	34	42
Total inventory	$73	$87

Finished goods inventory includes demonstration products of $14 million as of April 30, 2007 and $18 million as of October 31, 2006.

9.             PROPERTY, PLANT AND EQUIPMENT, NET

	April 30,	October 31,
	2007	2006
	(in millions)
Buildings and leasehold improvements	$12	$12
Software	22	22
Machinery and equipment	46	46
Total property, plant and equipment	80	80
Accumulated depreciation and amortization	(39)	(36)
Total property, plant and equipment, net	$41	$44

We recorded approximately $3 million and $2 million of depreciation and amortization expense during the three months ended April 30, 2007 and 2006, respectively.  We recorded approximately $6 million and $4 million of depreciation and amortization expense during the six months ended April 30, 2007 and 2006, respectively.

10.          MARKETABLE SECURITIES

In the three months ended April 30, 2007, we started investing in short-term marketable securities which we account for in accordance with Statement of Financial Accounting Standards No. 115, or (“SFAS No. 115”), Accounting for Certain Investments in Debt and Equity Securities. We classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. We amortize premiums and discounts against interest income over the life of the investment. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less, and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we intend to convert them into cash as necessary to meet our liquidity requirements.

Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities in excess of ninety days. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par.

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method. Net realized and unrealized losses for the three and six months ended April 30, 2007 were not material.

The following table summarizes our marketable security investments as of April 30, 2007:

	Cost	Gross Unrealized Gains (losses)	Estimated Fair Market Value
	(in millions)
Short-term marketable securities
Money market funds	$112	$—	$112
U.S. treasury securities and government agency securities	17	—	17
Corporate debt securities	80	—	80
Auction rate securities	103	—	103
Total available-for-sale investments	$312	$—	$312

As Reported:
Cash equivalents			$132
Short-term marketable securities			180
Total at April 30, 2007			$312

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for sale at April 30, 2007 are shown in the table below based on their contractual maturity dates:

	Cost	Gross Unrealized Gains (losses)	Estimated Fair Market Value
	(in millions)

Less than 1 year	$201	$—	$201
Due in 1 to 2 years	8	—	8
Due after 2 years	103	—	103
Total at April 30, 2007	$312	$—	$312

11.          GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity during the six months ended April 30, 2007 and 2006, is shown in the table below: also see Note 15 “Other Current Liabilities and Long-Term Liabilities”:

	Six Months Ended April 30,
	2007	2006
	(in millions)
Beginning balance at November 1,	$6	$6
Accruals for warranties issued during the period	5	5
Accruals related to pre-existing warranties (including changes in estimates)	4	(1)
Settlements made during the period	(8)	(4)
Ending balance at April 30,	$7	$6

In our condensed combined and consolidated balance sheets, standard warranty accrual is presented in other current liabilities.

Extended Warranty

A summary of our extended warranty deferred revenue activity for the six months ended April 30, 2007 and 2006 is shown in the table below:

	Six Months Ended April 30,
	2007	2006
	(in millions)
Beginning balance at November 1,	$20	$13
Recognition of revenue	(4)	(3)
Deferral of revenue for new contracts	7	6
Ending balance at April 30,	$23	$16

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

12.                               RESTRUCTURING

A summary of the statement of operations impact of the charges resulting from all restructuring plans for the three and six months ended April 30, 2007 and 2006, is shown below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in millions)

Restructuring charges (included in cost of sales)	$1	$2	$2	$3
Restructuring charges (included in operating expenses)	—	8	—	14
Total restructuring charges	$1	$10	$2	$17

The $1 million and $2 million charges in the three and six months ended April 30, 2007, respectively, include the amortization of approximately $3 million that we paid to Flextronics on June 1, 2006, in connection with the transfer of our manufacturing activities and the transfer of 85 employees.  Also, we have a potential liability of an additional $2 million associated with these transferred employees. We are also amortizing these costs ratably over the employees’ remaining period of service with Flextronics.   The $10 million and $17 million restructuring charges during the three and six months ended April 30, 2006, related to Agilent’s 2005 restructuring plan to further reduce operational costs, primarily through closing, consolidating and relocating some sites and reducing and realigning our workforce.

As of April 30, 2007, we had approximately $0.7 million accrued restructuring liability, compared to $3 million as of April 30, 2006, related to Agilent’s 2005 restructuring plan. In accordance with the separation agreements with Agilent, Agilent retained and paid for all restructuring liabilities associated with its 2005 restructuring plan.

13.          SEPARATION COSTS

In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees of approximately $1 and $3 million, during the three and six months ended April 30, 2007, respectively, compared to $24 million and $39 million in the comparable periods in fiscal 2006.

All separation-related costs which were incurred during the three and six months ended April 30, 2006, remained as Agilent’s responsibility.

14.          RETIREMENT AND POST-RETIREMENT PENSION PLANS

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

For the three and six months ended April 30, 2007, our matching expenses for our U.S. employees under the Verigy 401(k) and the Verigy profit sharing plans were $0.9 million and $1.7 million, respectively. During the three and six months ended April 30, 2006, our employees benefited from Agilent 401(k) matching contributions. These amounts were reflected in the respective costs of sales, research and development, and selling, general and administrative in the accompanying condensed combined and consolidated statement of operations. Agilent allocated the 401(k) matching amounts to Verigy on a headcount basis.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan. As of October 31, 2006, the present value of Verigy’s responsibility for the retiree medical benefit obligation was approximately $2 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. For the three and six months ended April 30, 2007, the amount of expenses recognized under the RMA plan was approximately $0.2 million and $0.4 million, respectively. There are no plan assets related to these obligations and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans.    Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Change in Plans.    Upon our separation from Agilent, the defined benefit plans for our employees in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which were insignificant, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date, by contributing approximately $3 million into our pension trust accounts during the three months ended January 31, 2007.

Costs for All U.S. and Non-U.S. Plans.   The following tables provide the principal components of total retirement-related benefit plans impact on income (loss) of Verigy for the three and six months ended April 30, 2007 and 2006:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended April 30,
	2007	2006	2007	2006	2007	2006
	(in millions)

Defined benefit pension plan costs	$—	$0.3	$1.5	$1.1	$1.5	$1.4
Defined contribution pension plan costs	0.9	0.2	—	—	0.9	0.2
Non-pension post-retirement benefit costs	0.2	—	—	—	0.2	—
Total retirement-related plans costs	$1.1	$0.5	$1.5	$1.1	$2.6	$1.6

	U.S. Plans		Non-U.S. Plans		Total
	Six Months Ended April 30,
	2007	2006	2007	2006	2007	2006
	(in millions)

Defined benefit pension plan costs	$—	$0.6	$2.9	$2.1	$2.9	$2.7
Defined contribution pension plan costs	1.7	0.4	0.2	—	1.9	0.4
Non-pension post-retirement benefit costs	0.4	—	—	—	0.4	—
Total retirement-related plans costs	$2.1	$1.0	$3.1	$2.1	$5.2	$3.1

Non-U.S. Defined Benefit.   For the three and six months ended April 30, 2007 and 2006, the net pension costs related to our employees participating in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in millions)

Service cost — benefits earned during the year	$1.0	$0.8	$2.0	$1.6
Interest cost on benefit obligation	0.7	0.6	1.3	1.1
Expected return on plan assets	(0.5)	(0.6)	(1.0)	(1.2)
Amortization and deferrals:
Actuarial loss	0.3	0.3	0.6	0.6
Net transition obligation	—	—	—	—
Total net plan costs	$1.5	$1.1	$2.9	$2.1

Measurement date.    We use a September 30 measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

15.                               OTHER CURRENT LIABILITIES AND LONG-TERM LIABILITIES

Other current liabilities at April 30, 2007 and October 31, 2006, were as follows:

	April 30, 2007	October 31, 2006
	(in millions)
Supplier liabilities	$4	$6
Accrued warranty costs	7	6
Other	4	3
Total other current liabilities	$15	$15

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our forecasted production needs. See Note 11, “Guarantees” for additional information regarding warranty accruals.

Long-term liabilities at April 30, 2007 and October 31, 2006, were as follows:

	April 30, 2007	October 31, 2006
	(in millions)
Long-term extended warranty and deferred revenue	$15	$15
Retirement plan accruals	15	15
Other	3	4
Total long-term liabilities	$33	$34

See Note 14, “Retirement and Post-Retirement Pension Plans” for additional information regarding retirement plan accruals.

16.          COMMITMENTS AND CONTINGENCIES

As of April 30, 2007, there was no material change in our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2006.

Rent expense was $1.5 million and $0.6 million for the three months ended April 30, 2007 and 2006, respectively.  Rent expense was $2.8 million and $1.1 million for the six months ended April 30, 2007 and 2006, respectively.  Prior to our separation from Agilent, Agilent had allocated to us our pro rata portion of expenses for rent, property tax, insurance and routine maintenance.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters that arise in the ordinary course of business.

17.          SEGMENT & GEOGRAPHIC INFORMATION

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in millions)

Net revenue from products
SOC/SIP/High-Speed Memory	$69	$118	$118	$232
Memory	78	40	157	69
Net revenue from products	147	158	275	301

Net revenue from services	36	34	73	61
Total net revenue	$183	$192	$348	$362

Major customers

For the three months ended April 30, 2007, two of our customers accounted for 41.8% of our net revenue, with one customer accounting for 24.8% and the other customer accounting for 17.0% of our total net revenue.  For the three months ended April 30, 2006, one of our customers accounted for 12.1% of our net revenue.

For the six months ended April 30, 2007, two of our customers accounted for 36.1% of our net revenue, with one customer accounting for 20.3% and the other customer accounting for 15.8% of our total net revenue.  For the six months ended April 30, 2006, one of our customers accounted for 11.9% of our net revenue.

Geographic Net Revenue Information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in millions)

United States	$63	$38	$142	$107
Singapore	91	98	148	171
Japan	11	28	26	39
Rest of the World	18	28	32	45
Total net revenue	$183	$192	$348	$362

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Property, Plant and Equipment Information:

	April 30, 2007	October 31, 2006
	(in millions)
United States	$12	$13
Singapore	19	20
China	4	4
Rest of the World	6	7
Total geographic property, plant and equipment	$41	$44

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

We have a broad customer installed base, having sold over 1,500 of our 93000 Series systems and over 2,400 Versatest Series systems. Our customers include integrated device manufacturers, or IDMs, test subcontractors, also referred to as subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies.

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

Prior to June 1, 2006, we operated as part of Agilent, and not as a stand-alone company. Therefore, the condensed combined and consolidated financial statements for the three and six months ended April 30, 2006, were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy.  For the three and six months ended April 30, 2006, expense and cost allocations have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided by Agilent or the benefit received by us from Agilent. However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Agilent.  See Note 4, “Transactions with Agilent” for further information regarding our relationships with Agilent.

In the opinion of management, the accompanying condensed combined and consolidated financial statements reflect all adjustments which are of normal and recurring nature and necessary to fairly state the statements of financial position, results of operations and cash flows for the dates and periods presented.

Overview of Results

Our net revenue for the three months ended April 30, 2007, was $183 million, down $9 million, or 4.7%, from the comparable period in fiscal 2006. This decrease was primarily due to lower revenue from sales of our SOC/SIP test systems, partially offset by higher revenue from sales of our memory test systems, spurred by continued strong demand for hand-held consumer products as well as expansion of addressable markets into NAND flash and flash final test.

In the three months ended April 30, 2007, two of our customers, Chipmos Technologies (Bermuda) Ltd. and Spansion Inc., each accounted for more than 10% of our net revenue, while one of our customers, Chipmos Technologies (Bermuda) Ltd. accounted for more than 10% of our net revenue for the three months ended April 30, 2006.

Our total operating expenses, including separation and restructuring charges, were $58 million in the three months ended April 30, 2007, down $35 million, or 37.6%, from the comparable period in fiscal 2006. Our research and development and sales, general and administrative expenses were $57 million in the three months ended April 30, 2007, down $8 million, or 12.3%, from the comparable period in fiscal 2006. This decrease was primarily due our continuing efforts to streamline our cost structure and achieve our focused operating model, lower sales commission expenses and lower project material expenditures for research and development, partially offset by higher SFAS 123(R) share-based compensation expense.

In the three months ended April 30, 2007, we recorded approximately $1 million under the 2005 restructuring plan, all of which was recorded to cost of sales, compared to $10 million during the comparable period in fiscal 2006, of which $2 million was recorded to cost of sales and $8 million to operating expenses.   Also, in connection with our separation from Agilent, we incurred separation costs such as information technology set-up costs, consulting, legal and other professional fees and other spin-off related costs. In the three months ended April 30, 2007, we incurred approximately $1 million in separation costs, all of which were recorded in operating expenses, compared to $20 million in the comparable period in fiscal 2006, all of which were also recorded in operating expenses.  All separation-related costs which were incurred as of the separation date remained as Agilent liabilities, while separation costs incurred after the separation date were paid for by us.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. There have been no significant changes during the three and six months ended April 30, 2007, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. Except for the measurement date requirement, SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The measurement date requirement will not be effective until fiscal years ending after December 15, 2008. SFAS No. 158 will be applied prospectively.  Our adoption of SFAS No. 158 will have no impact on our consolidated combined results of operations or cash flows. We are currently evaluating the impact of adopting SFAS No. 158 on our financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 will be effective for us beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows and results of operations.

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

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net revenue:
Products	80.3%	82.3%	79.0%	83.1%
Services	19.7	17.7	21.0	16.9
Total net revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	43.2	42.2	42.5	42.8
Cost of services	13.7	13.0	14.4	13.5
Total cost of sales	56.9	55.2	56.9	56.3
Gross margin	43.1	44.8	43.1	43.7
Operating expenses:
Research and development	12.0	13.0	12.9	13.8
Selling, general and administrative	19.1	20.8	19.8	21.3
Restructuring charges	—	4.2	—	3.9
Separation costs	0.5	10.4	0.9	9.7
Total operating expenses	31.6	48.4	33.6	48.7
Income (loss) from operations	11.5	(3.6)	9.5	(5.0)
Other income (expense), net	2.2	—	2.0	—
Income (loss) before income taxes	13.7	(3.6)	11.5	(5.0)
Provision for income taxes	1.7	2.1	1.4	2.5
Net income (loss)	12.0%	(5.7)%	10.1%	(7.5)%

Net Revenue

	Three Months Ended April 30,		2007 over 2006	Six Months Ended April 30,		2007 over 2006
	2007	2006	Change	2007	2006	Change
	($ in millions)			($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$69	$118	(41.5)%	$118	$232	(49.1)%
Memory Test	78	40	95.0%	157	69	127.5%
Net revenue from products	147	158	(7.0)%	275	301	(8.6)%

Net revenue from services	36	34	5.9%	73	61	19.7%
Total net revenue	$183	$192	(4.7)%	$348	$362	(3.9)%

Our revenue by geographic region for the three and six months ended April 30, 2007 and 2006 is as follows:

	Three Months Ended April 30,		2007 over 2006	Six Months Ended April 30,		2007 over 2006
	2007	2006	Change	2007	2006	Change
	($ in millions)			($ in millions)
North America	$64	$38	68.4%	$144	$107	34.6%
As a percent of total net revenue	35.0%	19.8%		41.4%	29.5%

Europe	$7	$13	(46.2)%	$15	$25	(40.0)%
As a percent of total net revenue	3.8%	6.8%		4.3%	6.9%

Asia-Pacific, excluding Japan	$101	$113	(10.6)%	$163	$191	(14.7)%
As a percent of total net revenue	55.2%	58.9%		46.8%	52.8%

Japan	$11	$28	(60.7)%	$26	$39	(33.3)%
As a percent of total net revenue	6.0%	14.5%		7.5%	10.8%

Total net revenue	$183	$192	(4.7)%	$348	$362	(3.9)%

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

Net revenue in the three months ended April 30, 2007 was $183 million, a decrease of $9 million, or 4.7%, from the $192 million achieved in the three months ended April 30, 2006. Net product revenue in the three months ended April 30, 2007 was $147 million, a decrease of $11 million, or 7.0%, from the $158 million achieved in the three months ended April 30, 2006. This decrease was primarily due to lower revenue from sales of our SOC/SIP test systems, partially offset by higher revenue from sales of our memory test systems, spurred by continued strong demand for hand-held consumer products as well as expansion of addressable markets into NAND flash and flash final test.

Services revenue for the three months ended April 30, 2007, accounted for $36 million, or 19.7% of net revenue, compared to $34 million, or 17.7% of net revenue for the three months ended April 30, 2006. The increase in services revenue is attributed to our growing installed base and increased services associated with increased shipments made during the last half of fiscal 2006 and the first half of fiscal 2007.

Net revenue in the six months ended April 30, 2007, was $348 million, a decrease of $14 million, or 3.9%, from the $362 million achieved in the corresponding six months ended 2006. Net product revenue in the six months ended April 30, 2007, was $275 million, a decrease of $26 million, or 8.6%, from the $301 million achieved in the six months ended April 30, 2006. This decrease was primarily due to lower revenue from sales of our SOC/SIP test systems, partially offset by higher revenue from sales of our memory test systems, spurred by continued strong demand for hand-held consumer products as well as expansion of addressable markets into NAND flash and flash final test.

Service revenue for the six months ended April 30, 2007, accounted for $73 million, or 21.0% of net revenue, compared to $61 million, or 16.9% of net revenue for the six months ended April 30, 2006. The increase in service revenue dollars is attributed to our growing installed base and increased services associated with increased shipments made during fiscal 2006 and the first half of fiscal 2007.

Net revenue in North America was higher by 15.2 percentage points in the three months ended April 30, 2007, compared to the three months ended April 30, 2006, primarily due to increased sales to key customers for memory test systems in the U.S.. Net revenue from customers located in Asia represented 61.2% of total net revenue for the three months ended April 30, 2007, compared to 73.4% in the three months ended April 30, 2006.  Despite this decrease as a percentage of net revenue, we expect the trend of increasing sales in the Asia region to continue as semiconductor manufacturing activities continue to concentrate in that region.

Cost of Sales

Cost of Products

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	($ in millions)
Cost of products	$79	$81	$148	$155
As a percent of product revenue	53.7%	51.3%	53.8%	51.5%

Cost of Products.    Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The decrease in cost of products of approximately $2 million in the three months ended April 30, 2007, compared to the three months ended April 30, 2006, was primarily due to a decrease in product shipments, $4.6 million lower restructuring and $3.2 million lower corporate infrastructure costs.  These decreases were partially offset by $2.6 million higher warranty costs and $0.6 million higher freight and duty expenses. Also, our cost of products included $0.4 million of SFAS 123(R) share-based compensation expense in the three months ended April 30, 2007, compared to $0.7 million in the three months ended April 30, 2006.

Cost of products as a percent of net product revenue increased by 2.4 percentage points in the three months ended April 30, 2007, compared to the three months ended April 30, 2006, primarily due to lower sales volume, product mix and higher warranty, freight and duty expenses, partially offset by lower restructuring and separation costs and lower corporate infrastructure costs.

Excess and obsolete inventory-related charges in the three months ended April 30, 2007 were $3 million, compared to $4 million in the comparable period in fiscal 2006.  We also sold previously written down inventory for $1 million and $5 million in the three months ended April 30, 2007 and 2006, respectively. The sales of previously written down inventory improved our cost of products gross margins by approximately 0.7 percentage points in the three months ended April 30, 2007 and by 3.2 percentage points in the three months ended April 30, 2006.

The decrease in cost of products of approximately $7 million in the six months ended April 30, 2007, compared to the six months ended April 30, 2006, was primarily due to a decrease in product shipments, $5.8 million lower corporate infrastructure costs, $4.2 million lower restructuring and separation costs, $9 million lower excess and obsolete inventory-related charges and lower performance-based compensation variable pay expenses. These decreases were partially offset by $4.1 million higher warranty costs, $3.1 million higher freight and duty expenses and incremental costs associated with transitioning our manufacturing operations to Flextronics in China. Also, our cost of products included $0.8 million of SFAS 123(R) share-based compensation expense in the six months ended April 30, 2007 compared to $1.2 million in the six months ended April 30, 2006.

Cost of products as a percent of net product revenue increased by 2.3 percentage points in the six months ended April 30, 2007, compared to the six months ended April 30, 2006, primarily due to lower sales volume, product mix and higher warranty, freight and duty expenses, partially offset by lower restructuring and separation costs, lower corporate infrastructure costs and lower performance-based compensation variable pay expenses.

Excess and obsolete inventory-related charges in the six months ended April 30, 2006, were $5 million compared to inventory-related charges of $14 million in the six months ended April 30, 2006. In addition, we sold previously written down inventory for $2 million and

$7 million in the six months ended April 30, 2007 and 2006, respectively. The sales of previously written down inventory increased gross margin by approximately 0.7 and 2 percentage points for the six months ended April 30, 2007 and 2006, respectively. Our cost of products also included $2.8 million of restructuring and separation charges in the six months ended April 30, 2007, compared to $7.0 million of such charges in the same period of fiscal 2006.

As of April 30, 2007, we held $73 million of inventory, net of $33 million of reserves, composed of $32 million of raw materials, $7 million of work in progress and $34 million of finished goods. Raw materials include approximately $20 million of support inventory. We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	($ in millions)
Cost of services	$25	$25	$50	$49
As a percent of services revenue	69.4%	73.5%	68.5%	80.3%

Cost of Services.    Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services in the three months ended April 30, 2007, were flat compared to the three months ended April 30, 2006 while cost of services as a percent of service revenue decreased by 4.1 percentage points, from 73.5% in the three months ended April 30, 2006, to 69.4% in the three months ended April 30, 2007. This margin improvement reflects our lowered cost structure as well as better utilization of our service personnel in support of our installed base, partially offset by higher material, freight and duty costs needed to support our increased installed base. Our cost of services also includes $0.2 million of SFAS 123(R) share-based compensation expense in the three months ended April 30, 2007 compared to no such charges in the three months ended April 30, 2006.

Cost of services in the six months ended April 30, 2007, were slightly higher than the six months ended April 30, 2006, reflecting increased costs needed to support a higher installed base. Cost of services as a percent of service revenue decreased by 11.8 percentage points, from 80.3% in the six months ended April 30, 2006, to 68.5% in the six months ended April 30, 2007. This margin improvement is primarily due to higher service revenue as well as our lowered cost structure and better utilization of our service personnel in support of our installed base, partially offset by higher material, freight and duty costs needed to support our increased installed base. Our cost of services also included $0.4 million of SFAS 123(R) share-based compensation expense in the six months ended April 30, 2007 compared to no such charges in the three months ended April 30, 2006.

As a percent of net services revenue, cost of services will vary depending on a variety of factors, including our ability to weather price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended April 30,		2007 over 2006	Six Months Ended April 30,		2007 over 2006
	2007	2006	Change	2007	2006	Change
	($ in millions)
Research and development	$22	$25	(12.0)%	$45	$50	(10.0)%
As a percent of net revenue	12.0%	13.0%		12.9%	13.8%

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

Research and development expense declined in absolute dollars as well as a percentage of net revenue in the three months ended April 30, 2007, compared to the three months ended April 30, 2006, primarily due to lower expenditures on project materials, cost savings realized from the streamlining of our infrastructure costs and lower performance-based compensation variable pay expenses. Research and development expense also included $0.4 million and $0.3 million of SFAS 123(R) share-based compensation expense for the three months ended April 30, 2007 and 2006, respectively.

Research and development expense declined in absolute dollars as well as a percentage of net revenue in the six months ended April 30, 2007, compared to the six months ended April 30, 2006, primarily due to lower project material expenditures, cost savings realized from the streamlining of our infrastructure costs and lower performance-based variable pay expenses. Research and development expense also included $0.9 million and $0.8 million of SFAS 123(R) share-based compensation expense for the six months ended April 30, 2007 and 2006, respectively.

 We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollars.

Selling, General and Administrative Expenses

	Three Months Ended April 30,		2007 over 2006	Six Months Ended April 30,		2007 over 2006
	2007	2006	Change	2007	2006	Change
	($ in millions)
Selling, general and administrative	$35	$40	(12.5)%	$69	$77	(10.4)%
As a percent of net revenue	19.1%	20.8%		19.8%	21.3%

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

The $5 million decrease in selling, general and administrative expense in the three months ended April 30, 2007, compared to the three months ended April 30, 2006, was primarily due to lower sales commission expenses and cost savings realized from the streamlining of our infrastructure costs, partially offset by $0.7 million increase in SFAS 123(R) share-based compensation expense.  SG&A expense included approximately $2.2 million of share-based compensation expenses in the three months ended April 30, 2007, compared to $1.5 million of such expenses for the three months ended April 30, 2006.

Selling, general and administrative expenses decreased 10.4% to $69 million for the six months ended April 30, 2007, compared to the six months ended April 30, 2006. This decrease was primarily due to lower sales commission expenses and cost savings realized from the streamlining of our infrastructure costs, partially offset by higher share-based compensation expenses. SG&A expenses included approximately $4.8 million of SFAS 123(R) share-based compensation expenses in the six months ended April 30, 2007, compared to $4.5 million of such expenses in the six months ended April 30, 2006.

The savings realized from our cost reduction efforts have partially been offset by incremental costs associated with operating as a stand-alone public company, including professional fees such as legal, regulatory and accounting costs. In addition, we expect incremental costs during the rest of fiscal year 2007 as we prepare to be in compliance with Section 404 of the Sarbanes Oxley Act. Selling, general and administrative expenses can fluctuate due to changes in commission expenses which are tied to changes in sales volume and customer mix.

Restructuring Charges

A summary of the statement of operations impact of the charges resulting from all restructuring plans in the three and six months ended April 30, 2007 and 2006, is shown below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
	(in millions)

Restructuring charges (included in cost of sales)	$1	$2	$2	$3
Restructuring charges (included in operating expenses)	—	8	—	14
Total restructuring charges	$1	$10	$2	$17

The $1 million and $2 million charges in the three and six months ended April 30, 2007, respectively, include the amortization of approximately $3 million that we paid to Flextronics on June 1, 2006, in connection with the transfer of our manufacturing activities and the transfer of 85 employees.  Also, we have a potential liability of an additional $2 million associated with these transferred employees. We are also amortizing these costs ratably over the employees’ remaining period of service with Flextronics.  The $10 million and $17 million restructuring charges during the three and six months ended April 30, 2006, related to Agilent’s 2005 restructuring plan to further reduce operational costs, primarily through closing, consolidating and relocating some sites and reducing and realigning our workforce.

As of April 30, 2007, we had approximately $0.7 million accrued restructuring liability, compared to $3 million as of April 30, 2006, related to Agilent’s 2005 restructuring plan. In accordance with the separation agreements with Agilent, Agilent retained and paid for all restructuring liabilities associated with its 2005 restructuring plan.

Separation Costs

In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees of approximately $1 and $3 million, during the three and six months ended April 30, 2007, respectively, compared to $24 million and $39 million in the comparable periods in fiscal 2006.

All separation-related costs which were incurred during the three and six months ended April 20, 2006, remained as Agilent’s responsibility.

Provision for Income Taxes

We recorded income tax expense of approximately $3 million and $4 million in the three months ended April 30, 2007 and 2006, respectively.  During the six months ended April 30, 2007 and 2006, we recorded approximately $5 million and $9 million, respectively, of income tax expense.  For the six months ended April 30, 2006, Verigy’s income tax expense reflected amounts based on Agilent’s consolidated tax profile, thus our income tax expense consisted of allocated expense from Agilent. Since our separation from Agilent, our tax expense is based on our new business model and tax status in the countries where we do business.

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

Financial Condition

Liquidity and Capital Resources

As of April 30, 2007, we had $348 million in cash, cash equivalents and marketable securities, compared to $300 million as of  October 31, 2006.

Prior to June 1, 2006, Agilent used a centralized approach to cash management and financing of its operations. As such, transactions relating to our business prior to June 1, 2006, were accounted for through the Agilent net invested equity account for our business. Accordingly, none of the cash, cash equivalents or debt at the Agilent corporate level had been assigned to our business in our condensed combined and consolidated financial statements for the three and six months ended April 30, 2006.

Net Cash Provided by (Used in) Operating Activities

In the six months ended April 30, 2007, we generated $50 million in cash from operating activities, compared to cash provided by operating activities of $5 million in the six months ended April 30, 2006. The $50 million cash generation during the six months ended April 30, 2007 was a result of $35 million of net income, $45 million reduction in receivables and a $7 million decrease in inventory. These impacts were partially offset by decreases of $31 million in payables, $14 million in income and other taxes payable and $5 million in deferred revenue. Also, in the six three months ended April 30, 2007, we had non-cash charges of $5 million from inventory write-offs, $7 million of non-cash SFAS 123(R) share-based compensation costs and $6 million in depreciation and amortization expense.

The $5 million net cash provided by operating activities in the six months ended April 30, 2006, were primarily due to liability increases of $12 million in accounts payable, $10 million in employee compensation and benefits, $8 million in deferred revenue and $8 million in income and other taxes payable.  These impacts were partially offset by our net loss from operations of $27 million and increases in working capital of $46 million for accounts receivable and $9 million for inventory. Also, in the six three months ended April 30, 2006, we had non-cash charges of $14 million from inventory write-offs, $7 million of non-cash SFAS 123(R) share-based compensation costs and $4 million in depreciation and amortization expense.

Net Cash Used in Investing Activities

Net cash used in investing activities in the six months ended April 30, 2007, was $187 million, compared to $24 million in the six months ended April 30, 2006. The $187 million net investment in the six months ended April 30, 2007, primarily related to $297 million invested in available-for-sale marketable securities and $7 million cash payments for site-set-ups and leasehold improvements, partially offset by $117 million proceeds from sales and maturities of available-for-sale marketable securities.  Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities and are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. The $24 million net cash used in investing activities in the six months ended April 30, 2006, was primarily related to investments in our enterprise resource planning (ERP) system and other IT infrastructure set-up costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended April 30, 2007, was $5 million, compared to $19 million in the six months ended April 30, 2006. The $5 million cash proceeds, in the six months ended April 30, 2007, was comprised of approximately $3 million from the exercise of employee stock options and approximately $2 million from contributions by participants of our Employee Share Purchase Plan (“ESPP”) program.  In the six months ended April 30, 2006, our business required net cash infusion from Agilent of $19 million because our cash from operations was not sufficient to cover our operating expenses.

Other

For up to two years following our separation from Agilent on June 1, 2006, Agilent will continue to provide services and access to resources necessary for our operations. In general, these services and resources include facilities management, site information technology infrastructure, use of various applications and support systems, as well as employee related services for transitional employees remaining with Agilent. Under the transition services agreement, we may negotiate with Agilent for the provision of additional transition services not set forth in the agreement, which additional services will generally be subject to the provisions of the agreement. The agreement will terminate, and Agilent will have no obligation to provide any further transition services to Verigy, two years after the separation date. For the three and six months ended April 30, 2007, our total transition services costs from Agilent were approximately $1 million and $3 million, respectively. We expect that the majority of transition services provided by Agilent will end at the end of fiscal year 2007.

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

We believe that our cash position and marketable securities as of April 30, 2007, together with future cash generation from operations, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months. We may require or choose to obtain debt or equity financing in the future. We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

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

The following table summarizes our contractual obligations at April 30, 2007 (in millions):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$63	$10	$17	$13	$23
Commitments to contract manufacturers and suppliers	134	134	—	—	—
Other purchase commitments	32	30	2	—	—
Long term liabilities	33	—	18	15	—
Total	$262	$174	$37	$28	$23

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

Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and historically we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 35% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $4 million as of April 30, 2007 and $6 million as of October 31, 2006.  These amounts are included in other current liabilities in our condensed consolidated balance sheets at April 30, 2007 and October 31, 2006.

Other purchase commitments.    Other purchase commitments relate primarily to contracts with professional services suppliers, which include third-party consultants for legal, finance, engineering and other administrative services. With the exception of our IT service providers, our purchase commitments from professional service providers are typically cancelable with a notice of 90 days or less without significant penalties. Our agreement with our primary IT service provider requires a notification period of 120 days and includes a termination charge of up to approximately $1.7 million in order to cancel our long-term contract.

Long-term liabilities:   Long-term liabilities relate primarily to $15 million of defined benefit and defined contribution retirement obligations, $15 million of extended warranty and deferred revenue obligations and approximately $3 million of other deferred gains. Upon our separation from Agilent, the defined benefit plans for our employees in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which were insignificant, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date, by contributing approximately $3 million into our pension trust accounts during the three months ended January 31, 2007.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of April 30, 2007.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

We have implemented a hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities of three months or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures.  Verigy does not use derivative financial instruments for speculative or trading purposes.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2007 and October 31, 2006, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Prior to our separation from Agilent, Agilent hedged net cash flow and balance sheet exposures that were not denominated in the functional currencies of its subsidiaries on a short-term and anticipated basis and gains or losses associated with Agilent’s derivative instrument contracts had been allocated to us. As such, the historical results of our business in the three months ended April 30, 2006 reflected the hedging program in place at Agilent.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the period covered by this report.  There were no changes in our internal control over financial reporting during the three or six months ended April 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

ITEM 1A.  RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. You should carefully consider the risks described below and the other information in this report before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.  The following risk factors, “Our dependence on contract manufacturers and sole source suppliers and our transition to a completely outsourced manufacturing model may prevent us from delivering our products on a timely basis,” “The loss of, or significant reduction in the number of sales to, our significant customers could materially harm our business,”  “We are in the process of implementing the governance and accounting practices and policies required of a company publicly-traded in the United States and incorporated in Singapore. Any delay in implementing such governance and accounting practices and policies could harm our business,” “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographies outside of the United States” and “Some of our directors and executive officers may have conflicts of interest because of their ownership of Agilent common stock, options to acquire Agilent common stock and positions with Agilent” have been updated from the version of these risk factors set forth in our Annual Report on Form 10-K for the year ended October 31, 2006.

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

We rely on sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products, including custom integrated circuits, relays and other electronic components. One sole source supplier recently relocated its manufacturing activities to a new facility and, in connection with this transition, experienced significant difficulties in meeting our requirements for components. Another sole source supplier recently substantially extended the order lead times for the components we rely upon, and those components were difficult to source in the market. While neither of these situations had a material impact on our results, any future failure of other sole source suppliers to meet our requirements in a timely manner could impair our ability to ship products and to realize the related revenues when anticipated, which could adversely affect our business and operating results.

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

For the three months ended April 30, 2007, revenue from our top ten customers accounted for approximately 70.1% of our total net revenue, with two of our customers each accounting for more than 10% of our total net revenue. In comparison, for the three months ended April 30, 2006, revenue from our top ten customers accounted for approximately 55.6% of our total net revenue, with one of our customers accounting for more than 10% of our total net revenue.  For the six months ended April 30, 2007, revenue from our top ten customers accounted for approximately 67.5% of our total net revenue with two customers accounting for more than 10% of our total net revenue. In comparison, for the six months ended April 30, 2006, revenue from our top ten customers accounted for approximately 52.6% of our total net revenue with one customer accounting for more than 10% of our total revenue.

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

Since we sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenue from customers in Asia accounted for approximately 61.2% and 73.4% for the three months ended April 30, 2007 and 2006, respectively, and revenue from customers in Europe accounted for approximately 3.8% and 6.8% of total net revenue for the three months ended April 30, 2007 and 2006, respectively. Revenue from customers in Asia accounted for approximately 54.3% and 63.6% for the six months ended

April 30, 2007 and 2006, respectively, and revenue from customers in Europe accounted for approximately 4.3% and 6.9% of total net revenue for the six months ended April 30, 2007 and 2006, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including establishing our headquarters in Singapore and transitioning our contract manufacturing processes to Flextronics in China.

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

Under Singapore law, new shares may be issued only with the prior approval of our shareholders in a general meeting. At our 2007 annual general meeting, our shareholders provided general authority to issue new shares.  This authority will remain effective until the earlier to occur of (i) the conclusion of our 2008 annual general meeting or (ii) the expiration of the period within which the next annual general meeting is required to be held. Subject to the shareholder approval, the provisions of the Singapore Companies Act and our amended and restated memorandum and articles of association, our board of directors may allot and issue new shares on terms and conditions and with the rights and restrictions as they may think fit to impose. Any additional issuances of new shares by our board of directors may adversely impact the market price of our ordinary shares.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the Verigy’s annual general meeting of shareholders held on April 11, 2007.

		For	Against	Abstentions
1.	Election of Directors:

	C. Scott Gibson, as a Class I director	51,331,468	652,841	77,451

	Eric Meurice, as a Class I director	51,875,914	107,887	77,959

	Claudine Simson, as a Class I director	51,878,558	107,739	75,463

	Adrian T. Dillon, as a Class II director	51,854,455	138,824	68,481

	Ernest L. Godshalk, as a Class II director	51,529,276	451,019	81,465

	Keith L. Barnes, as a Class III director	51,846,722	135,450	79,588

	Paul Chan Kwai Wah, as a Class III director	51,512,143	467,550	82,067

		For	Against	Abstentions
2.	Proposal to approve the reappointment of PricewaterhouseCoopers as independent Singapore auditor for the fiscal year ending October 31, 2007, and authorization for the directors to fix PricewaterhouseCoopers’ remuneration	51,921,200	77,275	63,285

3.	Proposal to approve the authorization for the directors to allot and issue ordinary shares	49,825,904	2,138,457	97,399

4.	Proposal to approve, ratify and confirm the non-employee director cash compensation and additional cash compensation for the respective chairpersons of the Audit, Compensation and Nominating and Governance Committees paid during fiscal year 2006	50,667,246	637,726	756,788

5.	Proposal to approve, ratify and confirm the director cash compensation and additional cash compensation for the respective chairpersons of the Audit, Compensation and Nominating and Governance Committees paid for the approximately 17.5-month period from November 1, 2007 through the 2008 annual general meeting of shareholders	50,520,631	650,392	890,737

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

(a) Exhibits:

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.5.1**	Modification to Employment Offer Letter, entered into between Verigy and Keith Barnes	8-K	000-52038	99.1	5/31/2007
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**                                  Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 2007	By:	/s/ Robert J. Nikl
ROBERT J. NIKL
Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.5.1**	Modification to Employment Offer Letter, entered into between Verigy and Keith Barnes	8-K	000-52038	99.1	5/31/2007
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**                                Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.