Form 10-Q
period 2007-07-31
Verigy Ltd.
filed 2007-09-07
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

As of August 31, 2007, there were 58,816,550 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net revenue:
Products	$168	$181	$443	$482
Services	36	33	109	94
Total net revenue	204	214	552	576
Costs of sales:
Cost of products	85	88	233	243
Cost of services	26	23	76	72
Total costs of sales	111	111	309	315
Operating expenses:
Research and development	23	25	68	75
Selling, general and administrative	38	37	107	114
Restructuring charges	—	2	—	16
Separation costs	1	21	4	56
Total operating expenses	62	85	179	261

Income (loss) from operations	31	18	64	—
Other income (expense), net	3	2	10	2

Income (loss) before taxes	34	20	74	2
Provision for income taxes	4	7	9	16
Net income (loss)	$30	$13	$65	$(14)

Net income (loss) per share – basic:	$0.50	$0.23	$1.10	$(0.28)

Net income (loss) per share – diluted:	0.50	0.23	1.09	(0.28)

Weighted average shares (in thousands) used in computing net income (loss) per share
Basic:	59,428	54,662	59,068	51,571
Diluted:	60,418	54,681	59,708	51,571

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(Unaudited)

	July 31, 2007	October 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$130	$300
Short-term marketable securities	261	—
Trade accounts receivable, net	78	108
Receivables from Agilent	—	8
Inventory	73	87
Other current assets	50	48
Total current assets	592	551
Property, plant and equipment, net	41	44
Goodwill	18	18
Other long-term assets	63	61
Total assets	$714	$674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77	$75
Payables to Agilent	6	37
Employee compensation and benefits	40	43
Deferred revenue, current	55	58
Income taxes and other taxes payable	10	23
Other current liabilities	16	15
Total current liabilities	204	251

Long-term liabilities:	31	34
Total liabilities	235	285

Commitments and contingencies (Note 16)

Shareholders’ equity
Ordinary shares, no par value; 59,649,747 and 58,651,559 issued and outstanding at July 31, 2007 and October 31, 2006, respectively
Additional paid in capital	383	358
Retained earnings	99	34
Accumulated other comprehensive loss	(3)	(3)
Total shareholders’ equity	479	389
Total liabilities and shareholders’ equity	$714	$674

The accompanying notes are an integral part of these condensed combined and consolidated financial statements.

VERIGY LTD.

CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASHFLOWS

(in millions)

(Unaudited)

	Nine Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$65	$(14)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9	6
Excess and obsolete inventory-related charges	8	16
Loss on disposal of property, plant and equipment	1	3
Share-based compensation	10	8
Excess tax benefits from share-based compensation	(2)	—
Asset impairments and other exit costs	—	3
Impairment of cost-based investments	2	—
Pension curtailment and settlement net gains	—	(10)
Restructuring charges pushed down by Agilent	—	3
Assets and liabilities retained by Agilent due to separation	—	82
Changes in assets and liabilities:
Trade accounts receivable, net	30	(81)
Receivables from Agilent	8	(23)
Inventory (Note 8)	3	15
Accounts payable	2	48
Payables to Agilent	(26)	14
Employee compensation and benefits	(3)	(7)
Deferred revenue, current	(3)	15
Income taxes and other taxes payable	(11)	(24)
Other current assets and accrued liabilities	(1)	(31)
Other long term assets and long term liabilities	(6)	26
Net cash provided by operating activities	86	49

Cash flows from investing activities:
Investments in property, plant and equipment	(9)	(30)
Purchases of available-for-sale marketable securities	(458)	—
Proceeds from sales and maturities of available-for-sale marketable securities	197	—
Net cash used in investing activities	(270)	(30)

Cash flows from financing activities:
Net proceeds from sale of ordinary shares (IPO Proceeds)	—	121
Capital contributions by Agilent	—	19
Borrowings from Agilent	—	25
Issuance of ordinary shares under employee stock plans	12	—
Excess tax benefits from share-based compensation	2	—
Repayment of debt to Agilent	—	(25)
Distribution of share-based compensation (Note 6)	—	(7)
Net Agilent invested equity	—	54
Net cash provided by financing activities	14	187

Effect of exchange rate movements	—	—

Net increase (decrease) in cash and cash equivalents	(170)	206
Cash and cash equivalents at beginning of period	300	—
Cash and cash equivalents at end of period	$130	$206

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9	$—
Deferred tax assets acquired upon separation	—	31

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

Basis of Presentation

The accompanying condensed combined and consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such rules and regulations.  The following discussion should be read in conjunction with our 2006 Annual Report on Form 10-K.

Prior to June 1, 2006, we operated as part of Agilent, and not as a stand-alone company.  Therefore, the condensed combined and consolidated financial statements prior to June 1, 2006, were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy.  The expense and cost allocations prior to June 1, 2006, have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided by Agilent or the benefit received by us from Agilent.  However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Agilent.  See Note 4, “Transactions with Agilent” for further information regarding our relationships with Agilent.

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

During the three and nine months ended July 31, 2007, we had no revenue from the sale of products to Agilent. During the three and nine months ended July 31, 2006, we had net revenue of $0.1 million and $1.1 million, respectively, from the sale of products to Agilent.  Net revenue from Agilent, prior to June 1, 2006, was recorded using a cost plus methodology and may not necessarily represent a price an unrelated third party would pay.

During the three months ended July 31, 2007, we purchased $4 million of materials from Agilent, compared to $1 million in the three months ended July 31, 2006. During the nine months ended July 31, 2007, we purchased $8 million of materials from Agilent, compared to $5 million in the nine months ended July 31, 2006.  Purchases from Agilent prior to June 1, 2006, were recorded in cost of sales based on cost plus methodology.

Receivables from and Payables to Agilent

	July 31,	October 31,
	2007	2006
	(in millions)
Receivables from Agilent	$—	$8
Payables to Agilent	$6	$37

As of July 31, 2007, we had no receivables from Agilent, unchanged from April 30, 2007. During the first quarter of fiscal 2007, we received approximately $3 million from Agilent for cash collected from our customers for sales of our products that occurred prior to November 1, 2006.  In addition, during the first quarter of fiscal 2007, Agilent contributed approximately $3 million into our pension trust accounts, completing its obligation to fund our Germany, Taiwan and Korea defined benefit plans at 100% of the accumulated benefit obligation level as of the separation date in accordance with the employee matters agreement between Agilent and us. Also in the first quarter of fiscal 2007, Agilent completed its obligation to fund the transferred Germany flexible time-off plan by contributing approximately $2 million into our Germany flexible time-off trust account.

As of July 31, 2007, payables to Agilent consisted of approximately $6 million accrued liabilities for transition-related services provided to us by Agilent, of which approximately $1 million related to transition services provided to us in the three months ended July 31, 2007.

Allocated Costs

The condensed combined and consolidated statement of operations for the three and nine months ended July 31, 2006 include our direct expenses as well as allocations of expenses arising from shared services and infrastructure provided to us by Agilent for the period prior to our separation.  These allocated expenses include costs of centralized research and development, legal and accounting services, employee benefits, real estate and facilities, corporate advertising, insurance services, information technology, treasury and other corporate and infrastructure services.  These expenses are allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us.  The allocation methods include headcount, square footage, actual consumption and usage of services, adjusted invested capital and others.

Allocated costs included in the accompanying condensed combined and consolidated statement of operations are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in millions)

Cost of products	$—	$3	$—	$17
Research and development	—	1	—	10
Selling, general and administrative	—	4	—	39
Total allocated costs	$—	$8	$—	$66

Since our separation from Agilent was effective June 1, 2006, the three months and nine months ended July 31, 2006 only included one month (May 2006) and seven months (October 2006 through May 2006) of allocated costs.  See Note 13 “Separation Costs”, for separation cost details.

5.             NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Basic Net Income (loss) Per Share:
Net income (loss) (in millions)	$30	$13	$65	$(14)
Weighted average number of ordinary shares (1)	59,428	54,662	59,068	51,571
Basic net income (loss) per share	$0.50	$0.23	$1.10	$(0.28)

Diluted Net Income (loss) Per Share:
Net income (loss) (in millions)	$30	$13	$65	$(14)
Weighted average number of ordinary shares (1)	59,428	54,662	59,068	51,571
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1)	990	19	640	—
Total shares for purpose of calculating diluted net income (loss) per share (1)	60,418	54,681	59,708	51,571
Diluted net income (loss) per share	$0.50	$0.23	$1.09	$(0.28)

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

The following table presents those options to purchase ordinary shares and restricted share units outstanding which were not included in the computation of diluted net income per share because they were anti-dilutive:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Non-qualified share options:
Number of options to purchase ordinary shares (in thousands)	2,475	1,200	2,842	1,200
Weighted-average exercise price	$15.69	$14.98	$15.54	$14.98
Average ordinary share price	$27.74	$15.36	$22.88	$15.36

Restricted share units:
Number of restricted share units (in thousands)	411	141	291	141
Weighted-average grant date price	$18.49	$14.95	$18.26	$14.95
Average ordinary share price	$27.74	$15.36	$22.88	$15.36

6.             SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”).  There are 10,300,000 ordinary shares authorized for issuance under the plan.  The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares and share units.  At July 31, 2007, there were approximately 5.4 million ordinary shares available for issuance under the 2006 EIP.

Except for replacement options granted in connection with our separation from Agilent, employee nonqualified stock options have an exercise price no less than 100% of the fair market value of a share on the date of grant, and generally vest at an aggregate rate of 25% per year over 4 years.  The maximum allowable term is 10 years.  Restricted share units awarded to employees generally vest at an aggregate rate of 25% per year over 4 years.  Options and restricted share units cease to vest upon termination of employment.  If an employee terminates employment due to death, disability or retirement due to age, then the vested portion of the employee’s option and restricted share unit award is determined by adding 12 months to the length of his or her actual service, and the option is exercisable as to the vested shares for one year after the date of termination, or, if earlier, the expiration of the term of the option.

Outside director options vest on the first anniversary of the date of grant and have a maximum term of 5 years.  Outside director restricted share units vest on the first anniversary of the date of grant and are payable on the third anniversary of the date of grant.  All awards granted to an outside director become fully vested upon the director’s termination of services, if due to death, disability, retirement after age 65, or the termination is in connection with a change in control.

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

2006 Employee Shares Purchase Plan

On June 7, 2006, our board of directors adopted the 2006 Employee Shares Purchase Plan (the “ESPP Plan”).  The ESPP Plan is intended to qualify for favorable tax treatment under section 423 of the U.S. Internal Revenue Code.  The number of shares available for purchase under the plan is 1,700,000.

Under the ESPP Plan, eligible employees may elect to purchase shares from payroll deductions up to 10% of eligible compensation during six-month offering periods.  The purchase price is (i) 85% of the fair market value per ordinary share on the trading day before the beginning of an offering period or (ii) 85% of the fair market value per ordinary share on the last trading day of an offering period, whichever is lower.  The ESPP Plan restricts the maximum number of shares that an employee can purchase up to 2,500 shares each offering period and up to $25,000 worth of ordinary shares each calendar year.

As of July 31, 2007, a total of 341,481 shares had been issued as a result of purchases made by participants in our ESPP Plan.  On the purchase date, May 31, 2007, we issued 197,000 ordinary shares to participants in our ESPP Plan.  On the purchase date, November 30, 2006, we issued 144,481 ordinary shares to participants in our ESPP Plan.

Share-Based Compensation for Verigy Options and ESPP Plan

As of November 1, 2005, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock option awards and employee stock purchases made under the ESPP Plan.

We have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R) using a straight-line amortization method.  As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation is reduced for estimated forfeitures.  We expense restricted share units based on fair market value of the shares at the date of grant over the period during which the restrictions lapse.

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

Share-Based Payment Award Activity

The following table summarizes stock option activity during the nine months ended July 31, 2007:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2006	3,504	$14.14
Granted	379	$22.22
Exercised	(601)	$13.65
Cancelled/Forfeited/Expired	(51)	$14.11
Outstanding as of July 31, 2007	3,231	$15.09

The following table summarizes restricted share unit activity during the nine months ended July 31, 2007:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2006	197	$15.47
Granted	801	$18.94
Vested and released	(90)	$17.02
Forfeited	(6)	$18.54
Outstanding as of July 31, 2007	902	$18.39

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy at July 31, 2007:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$7.48 — 15.00	1,651	6.39 years	$12.90	$19,081
$15.01 — 20.00	1,372	7.64 years	$16.06	11,526
$20.01 — 25.00	78	6.39 years	$23.42	81
$25.01 — 30.00	130	5.93 years	$27.77	—
	3,231	6.90 years	$15.09	$30,688

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $24.46 at July 31, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of July 31, 2007, approximately 568,000 outstanding options were vested and exercisable and the weighted average exercise price was $13.24.  Almost all of the exercisable options were in-the-money as of July 31, 2007.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at July 31, 2007:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$14.75 — 15.00	103	$14.97
$15.01 — 20.00	761	$18.37
$25.01 — 30.00	38	$28.08
	902	$18.39

As of July 31, 2007, the total grant date fair value of our outstanding restricted share units was approximately $16.6 million and the aggregate market value of the outstanding restricted share units was $22.1 million.

Impact of the Adoption of SFAS No. 123(R) Related to Agilent Options Held by Verigy Employees

Agilent adopted SFAS No. 123(R) using the modified prospective transition method beginning November 1, 2005.  Accordingly, for the periods prior to our separation, we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123(R) was in effect for expense recognition purposes, adjusted for estimated forfeitures.  For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28.  For share-based awards granted after November 1, 2005, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R).  For these awards we have recognized compensation expense using a straight-line amortization method.  As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for all periods presented has been reduced for estimated forfeitures.

We recorded the allocation of share-based compensation expenses for Agilent options as an increase in Agilent’s invested equity in Verigy.

Impact of the Adoption of SFAS No. 123(R)

The impact on our results for share-based compensation for Verigy options for the three and nine months ended July 31, 2007 and Agilent options held by Verigy employees for the three and nine months ended July 31, 2006, respectively, were as follows:

	Three Months		Nine Months
	Ended		Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in millions, except per share data)
Cost of products and services	$0.6	$0.4	$1.8	$1.6
Research and development	0.4	0.2	1.3	1.0
Selling, general and administrative	2.4	1.1	7.2	5.6
Total share-based compensation expense	$3.4	$1.7	$10.3	$8.2

For the three and nine months ended July 31, 2007 and 2006, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of awards related to Verigy options granted during the three and nine months ended July 31, 2007, was $11.24 and $8.73 per share, respectively, and was determined using the Black Scholes option pricing model.  For the three and nine months ended July 31, 2007, the tax benefit realized from exercised stock options and similar awards were $1.4 million and $1.8 million, respectively.  For the three and nine months ended July 31, 2006, the tax benefit realized from exercised stock options and similar awards were insignificant.

As of July 31, 2007, the total unrecorded share-based compensation expense balance for unvested options and similar awards, net of expected forfeitures was approximately $28.1 million.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three and nine months ended July 31, 2007, and Agilent options held by Verigy employees, granted during the three and nine months ended July 31, 2006 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Risk-free interest rate for options	4.8%	5.0%	4.6%	5.0%

Dividend yield	0.0%	0.0%	0.0%	0.0%

Volatility for options	39.3%	55.9%	40.3%	55.9%

Expected option life	4.5 years	4.1 years	4.4 years	4.1 years

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

Valuation Assumptions for the ESPP Plan

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Risk-free interest rate for the ESPP Plan	5.25%	5.0%	5.25%	5.0%

Volatility for the ESPP Plan	39.1%	38.7%	39.1%	38.7%

Expected life for the ESPP Plan	6 months	6 months	6 months	6 months

7.             COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in millions)

Net income (loss)	$30	$13	$65	$(14)
Other comprehensive loss:
Capital contribution from Agilent through separation	—	—	—	(1)
Foreign currency translation adjustments	—	—	—	(1)
Change in unrealized gain (loss) on marketable securities	—	—	—	—
Comprehensive income (loss)	$30	$13	$65	$(16)

 8.            INVENTORY

Inventory, net of related reserves, consists of the following:

	July 31,	October 31,
	2007	2006
	(in millions)
Raw materials	$32	$37
Work in progress	9	8
Finished goods	32	42
Total inventory	$73	$87

Finished goods inventory includes demonstration products of $14 million as of July 31, 2007 and $18 million as of October 31, 2006.

9.             PROPERTY, PLANT AND EQUIPMENT, NET

	July 31,	October 31,
	2007	2006
	(in millions)
Buildings and leasehold improvements	$12	$12
Software	22	22
Machinery and equipment	38	46
Total property, plant and equipment	72	80
Accumulated depreciation and amortization	(31)	(36)
Total property, plant and equipment, net	$41	$44

We recorded approximately $3 million and $2 million of depreciation and amortization expense during the three months ended July 31, 2007 and 2006, respectively.  We recorded approximately $9 million and $6 million of depreciation and amortization expense during the nine months ended July 31, 2007 and 2006, respectively.

10.          MARKETABLE SECURITIES

We account for our short-term marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  We classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date.  We amortize premiums and discounts against interest income over the life of the investment.  Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less, and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we intend to convert them into cash as necessary to meet our liquidity requirements.

Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities.  Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities in excess of ninety days.  At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par.  Based upon historical experience in the financial markets as well as our specific experience with these investments, we believe there is a reasonable expectation of completing a successful auction of these investments within the subsequent twelve-month period. Accordingly, we believe that the risk of non-redemption of these investments within a year to be minimal.

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.  Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for the three and nine months ended July 31, 2007.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

The following table summarizes our marketable security investments as of July 31, 2007:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Short-term marketable securities:
Money market funds	$89	$—	$89
U.S. treasury securities and government agency securities	84	—	84
Corporate debt securities	79	—	79
Auction rate securities	104	—	104
Total available-for-sale investments	$356	$—	$356

As Reported:
Cash	$35
Cash equivalents	95
Short-term marketable securities	261
Total at July 31, 2007	$391

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for sale at July 31, 2007 are shown in the table below based on their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Less than 1 year	$199	$—	$199
Due in 1 to 2 years	52	—	52
Due after 2 years	105	—	105
Total at July 31, 2007	$356	$—	$356

11.         GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity during the nine months ended July 31, 2007 and 2006, is shown in the table below: (also see Note 15 “Other Current Liabilities and Long-Term Liabilities”)

	Nine Months Ended July 31,
	2007	2006
	(in millions)
Beginning balance at November 1,	$6	$6
Accruals for warranties issued during the period	9	8
Accruals related to pre-existing warranties (including changes in estimates)	5	(1)
Settlements made during the period	(12)	(7)
Ending balance at July 31,	$8	$6

In our condensed combined and consolidated balance sheets, standard warranty accrual is presented in other current liabilities.

Extended Warranty

A summary of our extended warranty deferred revenue activity for the nine months ended July 31, 2007 and 2006 is shown in the table below:

	Nine Months Ended July 31,
	2007	2006
	(in millions)
Beginning balance at November 1,	$20	$13
Recognition of revenue	(7)	(5)
Deferral of revenue for new contracts	8	9
Ending balance at July 31,	$21	$17

In our condensed combined and consolidated balance sheets, current deferred revenue is presented separately and long-term deferred revenue is included in long-term liabilities.

Indemnifications

As is customary in our industry and as provided for in local law in the United States and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products.  From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities and other matters covered by such contracts, usually up to a specified maximum amount.  In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations.  In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

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

12.                               RESTRUCTURING

A summary of the statement of operations impact of the charges resulting from all restructuring plans for the three and nine months ended July 31, 2007 and 2006, is shown below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in millions)
Restructuring charges (included in cost of sales)	$1	$2	$3	$5
Restructuring charges (included in operating expenses)	—	2	—	16
Total restructuring charges	$1	$4	$3	$21

The $1 million and $3 million restructuring charges in the three and nine months ended July 31, 2007, respectively, include the amortization of approximately $3 million that we paid to Flextronics on June 1, 2006, in connection with the transfer of our manufacturing activities and the transfer of 85 employees.  Also, we have recorded a liability of an additional $2 million associated with these transferred employees that we are amortizing ratably over the employees’ remaining period of service with Flextronics.  The $4 million and $21 million total restructuring charges during the three and nine months ended July 31, 2006, related to Agilent’s 2005 restructuring plan to further reduce operational costs, primarily through closing, consolidating and relocating some sites and reducing and realigning our workforce.

As of July 31, 2007, we had approximately $0.9 million accrued restructuring liability related to Agilent’s 2005 restructuring plan.  We had no accrued restructuring liability as of July 31, 2006.  In accordance with the separation agreements with Agilent, Agilent retained and paid for all restructuring liabilities associated with its 2005 restructuring plan.

13.                               SEPARATION COSTS

The following table presents the components of separation costs for the three and nine months ended July 31, 2007 and 2006, respectively.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in millions)
Separation costs (included in cost of sales)	$—	$4	$1	$8
Separation costs (included in operating expenses)	1	27	4	62
Total separation costs	1	31	5	70
Net curtailment and settlement gains (included in cost of sales)	—	(4)	—	(4)
Net curtailment and settlement gains (included in operating expenses)	—	(6)	—	(6)
Total net curtailment and settlement gains	—	(10)	—	(10)
Net separation costs	$1	$21	$5	$60

In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.  These expenses totaled $1 million and $31 million in the three months ended July 31, 2007 and July 31, 2006, respectively.  Also, in the three months ended July 31, 2006, we realized a net curtailment and settlement gain of approximately $10 million, of which $4 million was recorded in cost of sales and $6 million in our operating expenses.  These net gains, which pertained to Agilent’s U.S. Retirement Plans and Agilent’s Post Retirement Benefit Plan, resulted due to the separation of our business from Agilent and the significant workforce reductions we incurred during fiscal 2006.  These net curtailment and settlement gains were recorded by Agilent in accordance with SFAS No. 88 and were pushed down to our business.

For the nine months ended July 31, 2007, we incurred $5 million in separation costs, of which approximately $1 million was recorded in costs of sales.  For the nine months ended July 31, 2006, we incurred $70 million in separation costs, of which $8 million was recorded in costs of sales.  These expenses were partially offset by a net curtailment and settlement gain of approximately $10 million, which pertained to Agilent’s U.S. Retirement Plans and Agilent’s Post Retirement Benefit Plan and were recorded in the third quarter of fiscal 2006.

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

For the three and nine months ended July 31, 2007, our matching expenses for our U.S. employees under the Verigy 401(k) and the Verigy profit sharing plans were $0.9 million and $2.6 million, respectively.  For the three and nine months ended July 31, 2006, matching contribution expenses were $0.3 million and $0.6 million, respectively.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan.  As of October 31, 2006, the present value of Verigy’s responsibility for the retiree medical benefit obligation was approximately $2 million.  We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees.  For the three and nine months ended July 31, 2007, the amount of expenses recognized under the RMA plan was approximately $0.2 million and $0.5 million, respectively.  There are no plan assets related to these obligations and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans.    Eligible employees outside the United States generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels.  Eligibility is generally determined in accordance with local statutory requirements.

Change in Plans.    Upon our separation from Agilent, the defined benefit plans for our employees in Germany, Korea, Taiwan, France and Italy were transferred to us.  With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date, by contributing approximately $3 million into our pension trust accounts during the three months ended January 31, 2007.

Costs for All U.S. and Non-U.S. Plans.   The following tables provide the principal components of total retirement-related benefit plans impact on income (loss) of Verigy for the three and nine months ended July 31, 2007 and 2006:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended July 31,
	2007	2006 (1)	2007	2006	2007	2006 (1)
	(in millions)
Defined benefit pension plan costs	$—	$—	$1.5	$1.9	$1.5	$1.9
Defined contribution pension plan costs	0.9	0.3	0.3	—	1.2	0.3
Non-pension post-retirement benefit costs	0.2	0.1	—	—	0.2	0.1
Total retirement-related plans costs	$1.1	$0.4	$1.8	$1.9	$2.9	$2.3

(1) Certain reclassifications have been made to prior year amounts for rounding and conformance to current year presentation.

	U.S. Plans		Non-U.S. Plans		Total
	Nine Months Ended July 31,
	2007	2006 (1)	2007	2006	2007	2006 (1)
	(in millions)
Defined benefit pension plan costs	$—	$0.6	$4.4	$4.0	$4.4	$4.6
Defined contribution pension plan costs	2.6	0.6	0.5	—	3.1	0.6
Non-pension post-retirement benefit costs	0.5	0.1	—	—	0.5	0.1
Total retirement-related plans costs	$3.1	$1.3	$4.9	$4.0	$8.0	$5.3

(1) Certain reclassifications have been made to prior year amounts for rounding and conformance to current year presentation.

Non-U.S. Defined Benefit Plans.   For the three and nine months ended July 31, 2007 and 2006, the net pension costs related to our employees participating in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in millions)
Service cost — benefits earned during the year	$1.0	$1.5	$3.0	$3.1
Interest cost on benefit obligation	0.7	0.6	2.0	1.7
Expected return on plan assets	(0.5)	(0.3)	(1.5)	(1.5)
Amortization and deferrals:
Actuarial loss	0.3	0.1	0.9	0.7
Net transition obligation	—	—	—	—
Total net plan costs	$1.5	$1.9	$4.4	$4.0

Measurement date.    We use a September 30 measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

15.                               OTHER CURRENT LIABILITIES AND LONG-TERM LIABILITIES

Other current accrued liabilities at July 31, 2007 and October 31, 2006, were as follows:

	July 31, 2007	October 31, 2006
	(in millions)
Supplier liabilities	$4	$6
Accrued warranty costs	8	6
Other	4	3
Total other current liabilities	$16	$15

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our forecasted production needs.  See Note 11, “Guarantees” for additional information regarding warranty accruals.

Long-term liabilities at July 31, 2007 and October 31, 2006, were as follows:

	July 31, 2007	October 31, 2006
	(in millions)
Long-term extended warranty and deferred revenue	$13	$15
Retirement plan accruals	15	15
Other	3	4
Total long-term liabilities	$31	$34

See Note 14, “Retirement and Post-Retirement Pension Plans” for additional information regarding retirement plan accruals.

16.          COMMITMENTS AND CONTINGENCIES

As of July 31, 2007, there was no material change in our long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2006.

Rent expense was $1.4 million and $1.3 million for the three months ended July 31, 2007 and 2006, respectively.  Rent expense was $4.2 million and $2.4 million for the nine months ended July 31, 2007 and 2006, respectively.  Prior to our separation from Agilent, Agilent had allocated to us our pro rata portion of expenses for rent, property tax, insurance and routine maintenance.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in millions)
Net revenue from products
SOC/SIP/High-Speed Memory	$92	$118	$210	$350
Memory	76	63	233	132
Net revenue from products	168	181	443	482

Net revenue from services	36	33	109	94
Total net revenue	$204	$214	$552	$576

Major customers

For the three months ended July 31, 2007, one of our customers accounted for 30.9% of our net revenue.  For the three months ended July 31, 2006, one of our customers accounted for 12.8% of our net revenue.

For the nine months ended July 31, 2007, two of our customers accounted for 35.7% of our net revenue, with one customer accounting for 24.2% and the other customer accounting for 11.5% of our total net revenue.  For the nine months ended July 31, 2006, no single customer accounted for more than 10% of our net revenue.

Geographic Net Revenue Information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in millions)
United States	$29	$67	$171	$174
Singapore	148	111	296	282
Japan	12	18	38	57
Rest of the World	15	18	47	63
Total net revenue	$204	$214	$552	$576

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Property, Plant and Equipment Information:

	July 31, 2007	October 31, 2006
	(in millions)
United States	$12	$13
Singapore	18	20
Germany	4	4
China	3	4
Rest of the World	4	3
Total property, plant and equipment	$41	$44

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the condensed combined and consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This report contains forward-looking statements including, without limitation, statements regarding the transfer of manufacturing of our 93000 Series platform to China, sales increases in Asia, manufacturing operations, research and development activities, variations in quarterly revenues and operating results, trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditure in research and development, anticipated benefits from our operating model, our future effective tax rate, new product introductions, product pricing, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, the potential impact of adopting new accounting pronouncements, our potential future financial results, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, the impact of our variable cost structure, our lease payment obligations and expected savings from our restructuring programs that involve risks and uncertainties.  Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” and similar terms.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

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

We have a broad customer installed base, having sold over 1,550 of our 93000 Series systems and over 2,450 Versatest Series systems as of July, 31, 2007.  Our customers include integrated device manufacturers, or IDMs, test subcontractors, also referred to as subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies.

Basis of Presentation and Separation from Agilent

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31.  Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Amounts included in the accompanying condensed combined and consolidated financial statements are expressed in U.S. dollars.  The accompanying condensed combined and consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such rules and regulations.  The following discussion should be read in conjunction with our 2006 Annual Report on Form 10-K.

We are incorporated in Singapore.  We separated form Agilent and became a stand-alone company as of June 1, 2006.  On June 13, 2006, we completed our initial public offering.

Prior to June 1, 2006, we operated as part of Agilent, and not as a stand-alone company.  Therefore, financial statements prior to June 1, 2006, were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy.  Prior to June 1, 2006, expense and cost allocations have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us.  However, the amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had we operated independently of Agilent.  See Note 4 of our condensed combined consolidated financial statements, “Transactions with Agilent” for further information regarding our relationships with Agilent.

Overview of Results

Our net revenue for the three months ended July 31, 2007, was $204 million, down $10 million, or 4.7%, from the comparable period in fiscal 2006.  This decrease was primarily due to lower revenue from sales of our SOC/SIP test systems, partially offset by higher revenue from sales of our memory test systems, spurred by continued strong demand for hand-held consumer products as well as the expansion of the markets that we serve into NAND flash and flash final test.

One of our customers, ChipMOS Technologies (Bermuda) Ltd., accounted for 30.9% of our net revenue for the three months ended July 31, 2007 and 12.8% of our net revenue for the three months ended July 31, 2006.

Our total operating expenses, including separation and restructuring charges, were $62 million in the three months ended July 31, 2007, down $23 million, or 27.1%, from the comparable period in fiscal 2006.  Our research and development and sales, general and administrative expenses were $61 million in the three months ended July 31, 2007, down $1 million, or 1.6%, from the comparable period in fiscal 2006.  This decrease was primarily due our continuing efforts to streamline our cost structure and achieve our focused operating model and lower project material expenditures for research and development, partially offset by higher SFAS No. 123(R) share-based compensation expense.

In the three months ended July 31, 2007, we recorded approximately $1 million under the 2005 restructuring plan, all of which was recorded to cost of sales, compared to $4 million during the comparable period in fiscal 2006, of which $2 million was recorded to cost of sales and $2 million to operating expenses.  Also, in connection with our separation from Agilent, we incurred separation costs such as information technology set-up costs, consulting, legal and other professional fees and other spin-off related costs.  In the three months ended July 31, 2007, we incurred approximately $1 million in separation costs, all of which were recorded in operating expenses, compared to $21 million in the comparable period in fiscal 2006, all of which were also recorded in operating expenses.  All separation-related costs which were incurred as of the separation date remained as Agilent liabilities, while separation costs incurred after the separation date were paid for by us.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed combined and consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions management believes to be reasonable.  Although these estimates are based on management’s knowledge of current events and of actions that may impact the Company in the future, actual results may be different from the estimates.  Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.  Those policies include revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.  There have been no significant changes during the three and nine months ended July 31, 2007, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2006.

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

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net revenue:
Products	82.4%	84.6%	80.3%	83.7%
Services	17.6	15.4	19.7	16.3
Total net revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	41.7	41.1	42.2	42.2
Cost of services	12.7	10.8	13.8	12.5
Total cost of sales	54.4	51.9	56.0	54.7
Gross margin (1)	45.6	48.1	44.0	45.3
Operating expenses:
Research and development	11.3	11.7	12.3	13.0
Selling, general and administrative	18.6	17.2	19.4	19.7
Restructuring charges	—	0.9	—	2.8
Separation costs	0.5	9.8	0.7	9.7
Total operating expenses	30.4	39.6	32.4	45.2
Income (loss) from operations	15.2	8.5	11.6	0.1
Other income (expense), net	1.5	0.9	1.8	0.3
Income (loss) before income taxes	16.7	9.4	13.4	0.4
Provision for income taxes	2.0	3.3	1.6	2.8
Net income (loss)	14.7%	6.1%	11.8%	(2.4)%

(1) Gross margin represents the ratio of gross profit to total net revenue

Net Revenue

	Three Months Ended July 31,		2007 over 2006	Nine Months Ended July 31,		2007 over 2006
	2007	2006	Change	2007	2006	Change
	($ in millions)			($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$92	$118	(22.0)%	$210	$350	(40.0)%
Memory Test	76	63	20.6%	233	132	76.5%
Net revenue from products	168	181	(7.2)%	443	482	(8.1)%

Net revenue from services	36	33	9.1%	109	94	16.0%
Total net revenue	$204	$214	(4.7)%	$552	$576	(4.2)%

Our revenue by geographic region for the three and nine months ended July 31, 2007 and 2006 is as follows:

	Three Months Ended July 31,		2007 over 2006	Nine Months Ended July 31,		2007 over 2006
	2007	2006	Change	2007	2006	Change
	($ in millions)			($ in millions)
North America	$29	$67	(56.7)%	$173	$174	(0.6)%
As a percent of total net revenue	14.2%	31.4%		31.3%	30.2%

Europe	$9	$14	(35.7)%	$24	$39	(38.5)%
As a percent of total net revenue	4.4%	6.5%		4.4%	6.8%

Asia-Pacific, excluding Japan	$154	$115	33.9%	$317	$306	3.6%
As a percent of total net revenue	75.5%	53.7%		57.4%	53.1%

Japan	$12	$18	(33.3)%	$38	$57	(33.3)%
As a percent of total net revenue	5.9%	8.4%		6.9%	9.9%

Total net revenue	$204	$214	(4.7)%	$552	$576	(4.2)%

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

Net revenue in the three months ended July 31, 2007 was $204 million, a decrease of $10 million, or 4.7%, from the $214 million achieved in the three months ended July 31, 2006.  Net product revenue in the three months ended July 31, 2007 was $168 million, a decrease of $13 million, or 7.2%, from the $181 million achieved in the three months ended July 31, 2006.  This decrease was primarily due to lower revenue from sales of our SOC/SIP test systems as a result of lower sales volumes, partially offset by higher revenue from sales of our memory test systems, spurred by continued strong demand for hand-held consumer products as well as the expansion of the markets that we serve into NAND flash and flash final test.

Service revenue for the three months ended July 31, 2007, accounted for $36 million, or 17.6% of net revenue, compared to $33 million, or 15.4% of net revenue for the three months ended July 31, 2006.  The increase in service revenue of $3 million, or 9.1%, is attributed to our growing installed base and increased services associated with increased shipments made during fiscal 2006 and the first nine months of fiscal 2007.

Net revenue in the nine months ended July 31, 2007, was $552 million, a decrease of $24 million, or 4.2%, from the $576 million achieved in the corresponding nine months ended 2006.  Net product revenue in the nine months ended July 31, 2007, was $443 million, a decrease of $39 million, or 8.1%, from the $482 million achieved in the nine months ended July 31, 2006.  This decrease was primarily due to lower revenue from sales of our SOC/SIP test systems as a result of lower sales volumes, partially offset by higher revenue from sales of our memory test systems, spurred by continued strong demand for hand-held consumer products as well as the expansion of the markets that we serve into NAND flash and flash final test.

Service revenue for the nine months ended July 31, 2007, accounted for $109 million, or 19.7% of net revenue, compared to $94 million, or 16.3% of net revenue for the nine months ended July 31, 2006.  The increase in service revenue of $15 million, or 16.0%, is attributed to our growing installed base and increased services associated with increased shipments fiscal 2006 and the first nine months of fiscal 2007.

Net revenue in North America was lower by 56.7% in the three months ended July 31, 2007, compared to the three months ended July 31, 2006, due continued outsourcing by our North American customers to contract manufacturers in Asia (including Japan).  Net revenue from customers located in Asia represented 81.4% of total net revenue for the three months ended July 31, 2007, compared to 62.1% in the three months ended July 31, 2006.  We expect this trend of increasing sales in Asia (including Japan) to continue as semiconductor manufacturing activities continue to concentrate in that region.

Cost of Sales

Cost of Products

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	($ in millions)
Cost of products	$85	$88	$233	$243
As a percent of product revenue	50.6%	48.6%	52.6%	50.4%

Cost of Products.    Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The decrease in cost of products of approximately $3 million in the three months ended July 31, 2007, compared to the three months ended July 31, 2006, was primarily due to a decrease in product shipments, $1.3 million lower restructuring and separation costs and $1.5 million lower corporate infrastructure costs.  These decreases were partially offset by $2 million higher excess and obsolete inventory-related charges, $0.8 million higher freight and duty expenses and $0.6 million higher warranty costs.  Also, our cost of products included $0.4 million of SFAS No. 123(R) share-based compensation expense in the three months ended July 31, 2007, compared to $0.3 million in the three months ended July 31, 2006.

Cost of products as a percent of net product revenue increased by 2.0 percentage points in the three months ended July 31, 2007, compared to the three months ended July 31, 2006, primarily due to lower sales volume, product mix, higher excess and obsolete inventory-related charges and higher warranty, freight and duty expenses, partially offset by lower restructuring and separation costs and lower corporate infrastructure costs.

Excess and obsolete inventory-related charges in the three months ended July 31, 2007 were $4 million, compared to $2 million in the comparable period in fiscal 2006.  We also sold previously written down inventory for $1 million and $2 million in the three months ended July 31, 2007 and 2006, respectively.  The sales of previously written down inventory improved our cost of products gross margins by approximately 0.3 percentage points in the three months ended July 31, 2007 and by 0.5 percentage points in the three months ended July 31, 2006.

The decrease in cost of products of approximately $10 million in the nine months ended July 31, 2007, compared to the nine months ended July 31, 2006, was primarily due to a decrease in product shipments, $10.1 million lower corporate infrastructure costs, $5.5 million lower restructuring and separation costs, $7 million lower excess and obsolete inventory-related charges and lower performance-based compensation variable pay expenses.  These decreases were partially offset by $4.8 million higher warranty costs, $3.9 million higher freight and duty expenses and incremental costs associated with transitioning our manufacturing operations to Flextronics in China.  Also, our cost of products included $1.2 million of SFAS No. 123(R) share-based compensation expense in the nine months ended July 31, 2007, compared to $1.5 million in the nine months ended July 31, 2006.

Cost of products as a percent of net product revenue increased by 2.2 percentage points in the nine months ended July 31, 2007, compared to the nine months ended July 31, 2006, primarily due to lower sales volume, product mix and higher warranty, freight and duty expenses, partially offset by lower restructuring and separation costs, lower corporate infrastructure costs and lower performance-based compensation variable pay expenses. Our cost of products also included $3.7 million of restructuring and separation charges in the nine months ended July 31, 2007, compared to $9.2 million of such charges in the same period of fiscal 2006.

Excess and obsolete inventory-related charges in the nine months ended July 31, 2007, were $9 million compared to excess and obsolete inventory-related charges of $16 million in the nine months ended July 31, 2006.  In addition, we sold previously written down inventory for $3 million and $9 million in the nine months ended July 31, 2007 and 2006, respectively.  The sales of previously written down inventory improved our gross margins by approximately 0.4 and 1.0 percentage points for the nine months ended July 31, 2007 and 2006, respectively.

As of July 31, 2007, we held $73 million of inventory, net of $35 million of reserves, composed of $32 million of raw materials, $9 million of work in progress and $32 million of finished goods.  Raw materials include approximately $20 million of support inventory.  We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	($ in millions)
Cost of services	$26	$23	$76	$72
As a percent of service revenue	72.2%	69.7%	69.7%	76.6%

Cost of Services.    Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services in the three months ended July 31, 2007, increased by $3 million compared to the three months ended July 31, 2006.  Cost of services as a percent of service revenue increased by 2.5 percentage points, from 69.7% in the three months ended July 31, 2006, to 72.2% in the three months ended July 31, 2007.  This margin deterioration is primarily due to higher material, freight and duty costs needed to support our increased installed base, partially offset by cost savings realized from the streamlining of our infrastructure costs.  Our cost of services included $0.2 million of SFAS No. 123(R) share-based compensation expense in the three months ended July 31, 2007, compared to $0.1 million of such expenses in the three months ended July 31, 2006.

Cost of services in the nine months ended July 31, 2007, increased by $4 million compared to the nine months ended July 31, 2006, reflecting increased costs needed to support a higher installed base, partially offset by cost savings realized from the streamlining of our infrastructure costs.  Cost of services as a percent of service revenue decreased by 6.9 percentage points, from 76.6% in the nine months ended July 31, 2006, to 69.7% in the nine months ended July 31, 2007.  This margin improvement is primarily due to our lowered cost structure and better utilization of our service personnel in support of our installed base, partially offset by higher material, freight and duty costs needed to support our increased installed base.  Our cost of services included $0.6 million of SFAS No. 123(R) share-based compensation expense in the nine months ended July 31, 2007, compared to $0.1 million in the nine months ended July 31, 2006.

As a percent of net services revenue, cost of services will vary depending on a variety of factors, including our ability to weather price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended July 31,		2007 over 2006	Nine Months Ended July 31,		2007 over 2006
	2007	2006	Change	2007	2006	Change
	($ in millions)
Research and development	$23	$25	(8.0)%	$68	$75	(9.3)%
As a percent of net revenue	11.3%	11.7%		12.3%	13.0%

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

Research and development expense declined in both absolute dollars and as a percentage of net revenue in the three months ended July 31, 2007, compared to the three months ended July 31, 2006, primarily due to lower expenditures on project materials, cost savings realized from the streamlining of our infrastructure costs and lower performance-based compensation variable pay expenses.  Research and development expense also included $0.4 million and $0.2 million of SFAS No. 123(R) share-based compensation expense for the three months ended July 31, 2007 and 2006, respectively.

Research and development expense declined in both absolute dollars and as a percentage of net revenue in the nine months ended July 31, 2007, compared to the nine months ended July 31, 2006, primarily due to lower project material expenditures, cost savings realized from the streamlining of our infrastructure costs and lower performance-based variable pay expenses.  Research and development expense also included $1.3 million and $1.0 million of SFAS No. 123(R) share-based compensation expense for the nine months ended July 31, 2007 and 2006, respectively.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary only modestly in dollars.

Selling, General and Administrative Expenses

	Three Months Ended July 31,		2007 over 2006	Nine Months Ended July 31,		2007 over 2006
	2007	2006	Change	2007	2006	Change
	($ in millions)
Selling, general and administrative	$38	$37	2.7%	$107	$114	(6.1)%
As a percent of net revenue	18.6%	17.2%		19.4%	19.7%

Selling, General and Administrative.    Selling, general and administrative expense (“SG&A) includes costs related to:

•      salaries and related expenses for sales, marketing and applications engineering personnel;

•      sales commissions paid to sales representatives and distributors;

•      outside contractor expenses;

•      other sales and marketing program expenses;

•      travel and professional service expenses;

•      salaries and related expenses for administrative, finance, human resources, legal and executive personnel

•      facility and other overhead and support costs for the above; and

•      effective fiscal year 2006, share-based compensation.

The $1 million increase in selling, general and administrative expense in the three months ended July 31, 2007, compared to the three months ended July 31, 2006, was primarily due to higher sales commission expenses, higher SFAS No. 123(R) share-based compensation expense and increased governance costs, partially offset by cost savings realized from the streamlining of our infrastructure costs.  SG&A expense included approximately $2.4 million of share-based compensation expenses in the three months ended July 31, 2007, compared to $1.1 million of such expenses for the three months ended July 31, 2006.

Selling, general and administrative expenses decreased 6.1% to $107 million for the nine months ended July 31, 2007, compared to the nine months ended July 31, 2006.  This decrease was primarily due to cost savings realized from the streamlining of our infrastructure costs and lower sales commission expenses, partially offset by an increase of approximately $1.6 million in SFAS No. 123(R) share-based compensation expense.  SG&A expenses included approximately $7.2 million of SFAS No. 123(R) share-based compensation expenses in the nine months ended July 31, 2007, compared to $5.6 million of such expenses in the nine months ended July 31, 2006.

The savings realized from our cost reduction efforts have partially been offset by incremental costs associated with operating as a stand-alone public company, including professional fees such as legal, regulatory and accounting costs. In addition, we expect incremental costs during the rest of fiscal year 2007 as we perform the tests and prepare the reports required by Section 404 of the Sarbanes Oxley Act. Selling, general and administrative expenses can fluctuate due to changes in commission expenses which are tied to changes in sales volume and customer mix.

Restructuring Charges

A summary of the statement of operations impact of the charges resulting from all restructuring plans in the three and nine months ended July 31, 2007 and 2006, is shown below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in millions)
Restructuring charges (included in cost of sales)	$1	$2	$3	$5
Restructuring charges (included in operating expenses)	—	2	—	16
Total restructuring charges	$1	$4	$3	$21

The $1 million and $3 million restructuring charges included in operating expenses in the three and nine months ended July 31, 2007, respectively, include the amortization of approximately $3 million that we paid to Flextronics on June 1, 2006, in connection with the transfer of our manufacturing activities and the transfer of 85 employees.  Also, we have recorded a liability of an additional $2 million associated with these transferred employees that we are amortizing ratably over the employees’ remaining period of service with Flextronics.   The $4 million and $21 million total restructuring charges during the three and nine months ended July 31, 2006, related to Agilent’s 2005 restructuring plan to further reduce operational costs, primarily through closing, consolidating and relocating some sites and reducing and realigning our workforce.

As of July 31, 2007, we had approximately $0.9 million accrued restructuring liability related to Agilent’s 2005 restructuring plan.  We had no accrued restructuring liability as of July 31, 2006.  In accordance with the separation agreements with Agilent, Agilent retained and paid for all restructuring liabilities associated with its 2005 restructuring plan.

Separation Costs

The following table presents the components of separation costs for the three and nine months ended July 31, 2007 and 2006, respectively.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in millions)
Separation costs (included in cost of sales)	$—	$4	$1	$8
Separation costs (included in operating expenses)	1	27	4	62
Total separation costs	1	31	5	70
Net curtailment and settlement gains (included in cost of sales)	—	(4)	—	(4)
Net curtailment and settlement gains (included in operating expenses)	—	(6)	—	(6)
Total net curtailment and settlement gains	—	(10)	—	(10)
Net separation costs	$1	$21	$5	$60

In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.  These expenses totaled $1 million and $31 million in the three months ended July 31, 2007 and 2006, respectively.  Also, in the three months ended July 31, 2006, we realized a net curtailment and settlement gain of approximately $10 million, of which $4 million was recorded in cost of sales and $6 million in our operating expenses.  These net gains, which pertained to Agilent’s U.S. Retirement Plans and Agilent’s Post Retirement Benefit Plan, resulted from the separation of our business from Agilent and the significant workforce reductions we incurred during fiscal 2006.  These net curtailment and settlement gains were recorded by Agilent in accordance with SFAS No. 88 and were pushed down to our business.

For the nine months ended July 31, 2007, we incurred $5 million in total separation costs, of which approximately $1 million was recorded in costs of sales.  For the nine months ended July 31, 2006, we incurred $70 million in total separation costs, of which $8 million was recorded in costs of sales.  These expenses were partially offset by a total net curtailment and settlement gain of approximately $10 million, which pertained to Agilent’s U.S. Retirement Plans and Agilent’s Post Retirement Benefit Plan and were recorded in the third quarter of fiscal 2006.

All separation-related costs which were incurred as of the separation date, approximately $22 million, remained as Agilent liabilities, and all separation-related costs incurred after the separation date are our liabilities.

Other Income (Expense), net

The following table presents the components of other income (expense), net for the three and nine months ended July 31, 2007 and 2006, respectively.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
	(in millions)
Interest and other income	$5	$2	$12	$2
Impairment of cost-based investments	(2)	—	(2)	—
Other expense	—	—	—	—
Total other income (expense), net	$3	$2	$10	$2

Interest and other income consists primarily of interest earned on cash, cash equivalents and investments as well as gains and losses from foreign exchange transactions. The increase in interest and other income during the three months ended July 31, 2007, compared to the comparable period in fiscal 2006, is primarily a result of increased interest income from higher cash, cash equivalents and investment balances.

Also during the three months ended July 31, 2007, we incurred a $2 million charge related to the write-off of a cost-based equity investment that was determined to be impaired on other than temporary basis.

Provision for Income Taxes

We recorded income tax expense of approximately $4 million and $7 million in the three months ended July 31, 2007 and 2006, respectively and approximately $9 million and $16 million in the nine months ended July 31, 2007 and 2006, respectively. The lower tax expense in the three and nine months ended July 31, 2007, reflects the benefits of our new business model subsequent to our separation from Agilent as well as favorable adjustments to our tax provision based on our final fiscal 2006 tax returns.

Through June 1, 2006, Verigy’s income tax expense reflected amounts based on Agilent’s consolidated tax profile so our income tax expense for the first seven months consisted of allocated expenses from Agilent.  Since our separation from Agilent, our tax expense is based on our new business model and tax status in the countries where we do business.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, completion of separation, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.  We may also be subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service.  We intend to regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Financial Condition

Liquidity and Capital Resources

As of July 31, 2007, we had $391 million in cash, cash equivalents and marketable securities, compared to $300 million as of October 31, 2006.

Prior to June 1, 2006, Agilent used a centralized approach to cash management and financing of its operations.  As such, transactions relating to our business prior to June 1, 2006, were accounted for through the Agilent net invested equity account for our business.  Accordingly, none of the cash, cash equivalents or debt at the Agilent corporate level had been assigned to our business in our condensed combined and consolidated financial statements prior to June 1, 2006.

Net Cash Provided by (Used in) Operating Activities

In the nine months ended July 31, 2007, we generated $86 million in cash from operating activities, compared to cash provided by operating activities of $49 million in the nine months ended July 31, 2006.  The $86 million cash generation during the nine months ended July 31, 2007, was the result of $65 million of net income, $38 million reduction in receivables (days of sale outstanding was lowered from 66 days as of July 31, 2006, to 34 days as of July 31, 2007) and a $3 million decrease in inventory.  These impacts were partially offset by decreases of $24 million in trade payables, $11 million in income and other taxes payable and $13 million net increase in net assets.  Also, in the nine months ended July 31, 2007, we had non-cash charges of $9 million in depreciation and amortization expense, $8 million from inventory write-offs, $10 million of SFAS No. 123(R) share-based compensation costs, $2 million in impairment of cost-based investments, $1 million in loss on disposal of fixed assets as well as $2 million of excess tax benefits associated with the exercise of stock options and the vesting of restricted share units.

In the nine months ended July 31, 2006, the $49 million net cash provided by operating activities was primarily due to $82 million of assets and liabilities retained by Agilent due to the separation, $62 million increase in trade payables, $15 million increase in deferred revenue and $15 million reduction in inventory. These impacts were partially offset by $14 million of net loss, $104 million increase in receivables, $24 million increase in income and other taxes payable and $7 million decrease in accrued employee compensation and benefits.  Also, in the nine months ended July 31, 2006, we had non-cash charges of $6 million in depreciation and amortization expense, $16 million from inventory write-offs, $8 million of SFAS No. 123(R) share-based compensation costs, $6 million of asset impairments, exit costs and losses on disposal of fixed assets and $3 million of restructuring charges pushed down by Agilent. These non-cash charges were partially offset by a net $10 million curtailment and settlement gain.

Net Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended July 31, 2007, was $270 million, compared to $30 million in the nine months ended July 31, 2006.  The $270 million of net investment in the nine months ended July 31, 2007, was primarily related to $458 million invested in available-for-sale marketable securities and $9 million cash payments for site set-ups and leasehold improvements, partially offset by $197 million of proceeds from sales and maturities of available-for-sale marketable securities.  Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities, and are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.  The $30 million net cash used in investing activities in the nine months ended July 31, 2006, was primarily related to $20 million for investments in our enterprise resource planning (ERP) system and other IT infrastructure set-up costs as well as $10 million for capital expenditures for test and computer equipment, office furniture and R&D equipment for use in product and application development.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended July 31, 2007, was $14 million, compared to $187 million in the nine months ended July 31, 2006.  The $14 million net cash proceeds in the nine months ended July 31, 2007 was comprised of approximately $7 million from the exercise of employee stock options, $5 million from contributions by participants of our Employee Share Purchase Plan and approximately $2 million for excess tax benefits associated with the exercise of stock options and the vesting of restricted share units.  The $187 million net cash proceeds in the nine months ended July 31, 2006, was comprised of $121 million of IPO proceeds, $19 million of capital contributions from Agilent plus an additional cash infusion our business required prior to our separation.

Other

For up to two years following our separation from Agilent on June 1, 2006, Agilent will continue to provide services and access to resources necessary for our operations.  In general, these services and resources include facilities management, site information technology infrastructure, use of various applications and support systems, as well as employee related services for transitional employees remaining with Agilent.  Under the transition services agreement, we may negotiate with Agilent for the provision of additional transition services not set forth in the agreement, which additional services will generally be subject to the provisions of the agreement.  The agreement will terminate, and Agilent will have no obligation to provide any further transition services to Verigy, two years after the separation date. For the three and nine months ended July 31, 2007, our total transition services costs from Agilent were approximately $1 million and $5 million, respectively. We expect that the majority of transition services provided by Agilent will end at the end of fiscal year 2007.

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

We believe that our cash position and marketable securities as of July 31, 2007, together with future cash generation from operations, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months. We may require or choose to obtain debt or equity financing in the future. We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

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

The following table summarizes our contractual obligations at July 31, 2007 (in millions):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$59	$10	$17	$11	$21
Commitments to contract manufacturers and suppliers	110	110	—	—	—
Other purchase commitments	17	17	—	—	—
Long term liabilities	31	—	16	15	—
Total	$217	$137	$33	$26	$21

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

Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and historically we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 23% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $4 million as of July 31, 2007 and $6 million as of October 31, 2006.  These amounts are included in other current liabilities in our condensed consolidated balance sheets at July 31, 2007 and October 31, 2006.

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

Long-term liabilities:   Long-term liabilities relate primarily to $15 million of defined benefit and defined contribution retirement obligations, $13 million of extended warranty and deferred revenue obligations and approximately $3 million of other deferred gains. Upon our separation from Agilent, the defined benefit plans for our employees in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date, by contributing approximately $3 million into our pension trust accounts during the three months ended January 31, 2007.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of July 31, 2007 or October 31, 2006.

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

We have implemented a hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities of three months or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures.  Notwithstanding our efforts to mitigate some foreign currency exposures, we do not hedge all of our foreign currency exposures, and there can be no assurances that our efforts will adequately protect us against the risks associated with foreign currency fluctuations. Verigy does not use derivative financial instruments for speculative or trading purposes.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2007 and October 31, 2006, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Prior to our separation from Agilent, Agilent hedged net cash flow and balance sheet exposures that were not denominated in the functional currencies of its subsidiaries on a short-term and anticipated basis and gains or losses associated with Agilent’s derivative instrument contracts that had been allocated to us. As such, the historical results of our business prior to June 1, 2006, reflected the hedging program in place at Agilent.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of July 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as July 31, 2007.  There were no changes in our internal controls over financial reporting during the three or nine months ended July 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current reliance on third-party manufacturers gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Moreover, because our products are very complex to manufacture, transitioning manufacturing activities from one location to another, or from one manufacturing partner to another, is complicated. Flextronics commenced production of our Versatest series products in China in July 2006 and assumed our manufacturing activities for the 93000 Series products in Germany in June 2006. We expect that volume manufacturing activities related to our 93000 Series platform currently provided by Flextronics in Germany will continue to transition to Flextronics in China over the next several months. However, given the recent increased demand for these products, coupled with our customers’ tight delivery schedule requirements, we have decided to maintain additional manufacturing capacity at Flextronics in Germany longer than previously anticipated. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. Should our contract manufacturers be unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship products and to realize the related revenues when anticipated could be materially impacted.

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

For the three months ended July 31, 2007, revenue from our top ten customers accounted for approximately 71.6% of our total net revenue, with one of our customers accounting for more than 10% of our total net revenue.  In comparison, for the three months ended July 31, 2006, revenue from our top ten customers accounted for approximately 64.8% of our total net revenue, with one of our customers accounting for more than 10% of our total net revenue.  For the nine months ended July 31, 2007, revenue from our top ten customers accounted for approximately 65.2% of our total net revenue with two customers accounting for more than 10% of our total net revenue.  In comparison, for the nine months ended July 31, 2006, revenue from our top ten customers accounted for approximately 52.2% of our total net revenue with no customer accounting for more than 10% of our total revenue.

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

Pursuant to the intellectual property matters agreement between us and Agilent, except as described below, until October 31, 2009 (three years after the date in which Agilent distributed all of our ordinary shares that it held to its stockholders), Agilent agreed not to develop, manufacture, distribute, support or service automated semiconductor test systems for providing high-volume functional test of ICs (including memory and high speed memory devices and SOCs) or SIPs, or components for such products. However, during this three-year period, Agilent may compete with us with respect to:

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

After October 31, 2009, Agilent will be free to compete with any portion or all of our business without restriction, and in doing so will be free to use the retained underlying technologies. Agilent will not be permitted to use the intellectual property rights transferred to us, and licensed from us back to Agilent, to compete with us with respect to our core business of developing, manufacturing, selling and supporting automated semiconductor test systems for high-volume functional test of ICs or SIPs. Agilent will, however, be able to use such intellectual property rights to develop and sell components for such systems, including systems developed and sold by us as well as those developed and sold by our competitors. While selling components has not represented a material portion of our business in the past and is not expected to be an area of focus for the near future, our business could be adversely affected if systems offered by our competitors become more competitive as a result of Agilent supplying components for our competitors’ systems or if, by buying components from Agilent, our customers are able to delay or bypass altogether purchasing newer systems from us.

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

As a publicly-traded company in the United States, we are subject to many rules and regulations, including the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. We are also required to comply with the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations implemented thereunder. We are required to comply with Section 404 of the Sarbanes-Oxley Act, beginning with our fiscal year ending October 31, 2007. While we are diligently developing the systems, procedures and processes to enable us to fully meet the requirements associated with being publicly traded in the United States, we may encounter problems or delays in completing these activities. Any failure on our part to meet the requirements of operating as a publicly-traded company could jeopardize our ability to produce reliable financial statements, subject us to disciplinary proceedings by the SEC or the NASDAQ Stock Market, cause investors to lose confidence in the accuracy and reliability of our financial reporting, or otherwise harm our business or results of operations.

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

Since we sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Revenue from customers in Asia (including Japan) accounted for approximately 81.4% and 62.1% for the three months ended July 31, 2007 and 2006, respectively, and revenue from customers in Europe accounted for approximately 4.4% and 6.5% of total net revenue for the three months ended July 31, 2007 and 2006, respectively.  Revenue from customers in Asia (including Japan) accounted for approximately 64.3% and 63.0% for the nine months ended July 31, 2007 and 2006, respectively, and revenue from customers in Europe accounted for approximately 4.4% and 6.8% of total net revenue for the nine months ended July 31, 2007 and 2006, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including establishing our headquarters in Singapore and transitioning our contract manufacturing processes to Flextronics in China.

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

We are subject to certain covenants that restrict our ability to obtain additional financing or to engage in acquisition or disposition transactions until October 31, 2008.

Our ability to obtain additional financing or to engage in transactions that would result in a change in control of Verigy is limited by the intellectual property matters agreement and the tax sharing agreement that we entered into with Agilent as part of our separation. Specifically, under the intellectual property matters agreement, Agilent’s consent is required for us to transfer intellectual property rights we have licensed from Agilent, which may act as a deterrent to an acquisition of us by a third party. Under our tax sharing agreement with Agilent, until October 31, 2008, we are subject to certain covenants that are intended to ensure that the distribution of our ordinary shares by Agilent is not fully taxable to Agilent. Those covenants require us to obtain the consent of Agilent (which cannot be unreasonably withheld) before we can:

•                  sell assets outside the ordinary course of business for consideration in excess of $50 million (including assumption of liabilities related to such assets);

•                  merge or liquidate Verigy or its subsidiaries that operate our business into another company; or

•                  enter into any other corporate transaction that would cause us to undergo a greater than 35% change in our share ownership.

The restrictive covenants in our tax sharing agreement with Agilent restrict our ability to obtain additional financing or to engage in acquisition or disposition transactions until October 31, 2008, even if the financing or transaction might be in the best interest of our shareholders. If we breach those covenants, we may incur substantial additional liabilities and may be exposed to costly and time-consuming litigation.

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

The stock market in general, and The NASDAQ Stock Market and the securities of semiconductor capital equipment companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. Further, the market prices of securities of semiconductor test system companies have been particularly volatile. These market and industry factors may materially harm the market price of our ordinary shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Such litigation, whether or not meritorious, could result in the expenditure of substantial funds, divert management’s attention and resources, and harm our reputation in the industry and the securities markets, which would reduce our profitability and harm our business.

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

Under the Singapore Code on Take-overs and Mergers, generally when a person (or a group of persons acting together) acquires shares having 30% or more of the voting rights of a company or holds at least 30% but not more than 50% of the voting rights of a company and thereafter acquires in any period of six months additional shares carrying more than 1% of the voting rights, then such person is required by law to make an offer to acquire the remaining voting shares of the company. Consequently, the Code of Take-overs and Mergers could discourage potential acquirers from purchasing substantial but non-majority ownership positions of our shares, which could in turn impede takeovers of our company by a third party.

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

Not applicable

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

Dated: September 7, 2007	By:	/s/ Robert J. Nikl
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