Form 10-K
period 2007-10-31
Verigy Ltd.
filed 2007-12-21
CIK 1352341

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-52038

VERIGY LTD.
(Exact name of registrant as specified in its charter)

SINGAPORE (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)
NO. 1 YISHUN AVE 7 SINGAPORE 768923 (Address of Principal Executive Offices)	N/A (Zip Code)

Registrant's telephone number, including area code (+65) 6755-2033

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, no par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of April 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter was $1.5 billion based upon the closing sale price of our ordinary shares on The NASDAQ Global Select Market.

        As of December 13, 2007, there were 59,910,476 outstanding ordinary shares of Verigy Ltd.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the registrant's Proxy Statement for its 2008 Annual General Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2007, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's Proxy statement shall not be deemed to be a part of this Annual Report on Form 10-K.

Forward-Looking Statements

        The following discussion should be read in conjunction with the combined and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding the transition of our volume manufacturing activities related to our 93000 Series platform to China, increases in revenue from the Asia-Pacific region, manufacturing operations, research and development activities, variations in quarterly revenues and operating results, trends, cyclicality, seasonality and growth in the markets we sell into, our strategy and strategic direction, expenditure in research and development, anticipated benefits from our operating model, anticipated benefits from our manufacturing model, our future effective tax rate, new product introductions, product pricing, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, the potential impact of adopting new accounting pronouncements, our potential future financial results, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, the impact of our variable cost structure and our lease payment obligations that involve risks and uncertainties. Additional forward-looking statements can be identified by words such as "anticipated," "expect," "believes," "plan," "predicts," and similar terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed in Item 1A and elsewhere in this Form 10-K.

PART I

Item 1.    Business

Overview

        Verigy designs, develops, manufactures, sells and supports advanced test systems and solutions for the semiconductor industry. We offer a single platform for each of the two general categories of devices being tested: our 93000 Series platform, designed to test System-on-a-Chip (SOC), System-in-a-Package (SIP) and high-speed memory devices, and our Versatest V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages containing a mix of memory devices. Our test solutions are both scalable and flexible. Our test platforms are scalable across different frequency ranges, different pin counts and different numbers of devices. Our test platforms' flexibility allows for a single test system to test a wide range of applications for semiconductor devices. Our scalable platform architecture provides us with internal operating model efficiencies such as reduced research and development costs, engineering headcount, support requirements and inventory risk. The scalability and flexibility of our test solutions also provide economic benefits to our customers by allowing them to get their complex, feature-rich semiconductor devices to market quickly and to reduce their overall costs. We also provide test and application expertise, service and support through our worldwide service organization.

        We have a broad installed customer base, having sold over 1,650 of our 93000 Series systems and over 2,500 Versatest Series systems. Our customers include integrated device manufacturers, or IDMs, test subcontractors, also referred to as subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies. Verigy became an independent company on June 1, 2006, when we separated from Agilent Technologies Inc. As of October 31, 2007, we had approximately 1,550 employees worldwide.

The Semiconductor Test Equipment Industry

        Industry Background.    Semiconductor devices, also referred to as integrated circuits, or ICs, are the fundamental building blocks used in all electronic systems. They have played an important role in enabling the proliferation of computing, communications and consumer electronic products. As technology continues to penetrate most aspects of daily life, semiconductor devices are playing an increasingly important role in a growing number and variety of products. Consequently, the global semiconductor industry, while experiencing significant cyclical fluctuations in its growth rate, has exhibited strong overall growth over the last 30 years. With the continued development of new growth segments within the semiconductor market, we believe the semiconductor market should continue to experience periods of strong growth.

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

        Memory devices, particularly flash memory devices, represent a significant and growing portion of the semiconductor industry. The flash memory market for NAND and NOR flash, as measured by megabits shipped, has doubled every year since 2000. This growth has been fueled largely by the extensive use of flash memory in consumer products such as MP3 players, cell phones, digital cameras and other handheld devices. There are two key types of flash memory: NAND flash, which is suited to the storage of large amounts of data in devices such as MP3 players and digital cameras, and NOR flash, which is typically used for the storage of basic operating instructions and programs that enable devices such as cell phones to start-up and function. Given the compact nature of consumer electronics products and the increasing need for more memory in these products, complex and more compact memory device packaging techniques, such as stacked and multi-chip packages, or MCPs, are being adopted. Verigy tests devices using NOR, NAND and MCPs, that provide memory for the cellular handset, MP3 players, digital still cameras and gaming. Increasingly, flash is being used in laptop computers and DTV accessories, where the attributes of flash add to consumer enjoyment of devices.

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

Increased pressure to improve time-to-market

        Today's semiconductor market is characterized by shortening product life cycles as a result of increased exposure to and reliance on the consumer electronics market. Semiconductor designers and manufacturers that are first to market and that quickly adapt to changing technological advances gain a significant competitive advantage. The complex nature of manufacturing semiconductor devices requires that test solutions providers offer their customers more than just delivery of test equipment. Semiconductor designers and manufacturers require tailored test solutions and a breadth of application expertise in order to accelerate their time-to-market with new ICs and maximize their revenue opportunity. Equipment suppliers that are not able to complement their hardware systems with application expertise have limited ability to impact their customers' time to market.

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

Meeting the needs of test subcontractors

        Test subcontractors face specific test challenges. Subcontractors provide test services to a diverse group of semiconductor designers and manufacturers, which include both fabless design companies and integrated device manufacturers, referred to as IDMs. As a result, subcontractors are continually challenged to provide the capabilities to test a wide range of ICs. Optimizing the utilization of a subcontractor's installed capital equipment is therefore important to its success. In order to optimize this utilization, subcontractors require flexible semiconductor test systems that are capable of testing a broad spectrum of ICs. Additionally, subcontractors require systems that can test ICs with varying pin counts while maintaining cost efficiencies and high throughput levels. For this reason, test solutions providers who fail to offer scalable and flexible architectures, as well as a breadth of application expertise, may fall short in meeting the needs of subcontractors.

Our Solution

        We design, develop, manufacture, sell and support advanced test systems and solutions for the semiconductor industry. Unlike competitors who provide multiple platforms for SOC/SIP/high-speed memory and memory test, we provide a single platform for each of the two general categories of devices being tested. As part of our single scalable platform strategy, we develop and offer performance and capability enhancements to our platforms as part of our product development roadmap. Our 93000 Series platform is designed to test SOC, SIP and high-speed memory devices, and our Versatest V5000 Series platform is designed to test memory devices, including flash memory and MCPs. We also provide a range of services that assist our customers in quickly and cost effectively delivering the innovative, feature-rich products demanded by their end users.

        More than a decade ago, we introduced the concept of a scalable platform architecture for semiconductor testing, and we are continuing to capitalize on the benefits of that strategy today. Our scalable platform architecture provides us with internal operating model efficiencies, such as reduced research and development costs, engineering headcount, support requirements and inventory risk. The scalability and flexibility of our solution also provide economic benefits to our customers by allowing them to get their complex, feature-rich semiconductor devices to market quickly and to reduce overall costs. We believe our advanced SOC/SIP/high-speed memory and memory test solutions provide optimal combinations of flexibility, cost and performance to a wide range of designers and manufacturers in the semiconductor industry at all stages of bringing a semiconductor product to market, from design to production prototype to high-volume manufacturing. The key elements of our solutions are:

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

        The scalability of our test platforms is enabled by a "tester-per-pin" architecture, in the case of our SOC/SIP/high-speed memory test platform, and a "tester-per-site" architecture, in the case of our memory test platform. Our "tester-per-pin" architecture utilizes a separate and independent test processor for each pin of each device being tested, enabling each pin to be tested independently and in parallel to the testing of other pins. Our "tester-per-site" architecture is tailored to make use of the parallel structure of memory devices to test a large number of devices in parallel because it utilizes a separate and independent test processor for each physical interface of the test system to a device under test. We refer to those interfaces as test sites. With our optional Programmable Interface Matrix, our Versatest V5500 System for the final test of packaged devices can further capitalize on the parallel structure of memory devices to test multiple devices per test site, thereby increasing its parallel testing capabilities. For our SOC/SIP/high-speed memory test systems, the process of frequency performance scaling is often done "instantly" through a software upload as the device test program is loaded into the system. For all of our test systems, the process of scaling up the number of devices a test system is capable of testing in parallel is often accomplished quickly, typically requiring only a few hours for basic scaling and only a few days for more extensive scaling. The per-pin architecture of our SOC/SIP/high-speed memory test systems also enables us to offer customers innovative licensing models. For example, we currently offer our customers the unique ability to purchase and share performance licenses across different devices on a per-pin basis. As a result, our customers are able to buy only the performance they need for each pin of the system.

Flexible platforms across a breadth of applications

        Our test platforms are also highly flexible in that they allow a single test system to test a wide range of applications for semiconductor devices. The high level of software reconfigurability of our test platforms, and the support and enhancements we offer, enable our customers to implement a broad range of application tests tailored to their needs, including tests for high-speed digital, analog/mixed signal, flash memory, RF and high-speed memory devices. In addition to enabling our customers to test a broad range of products, our test systems also support through software reconfiguration a number of advanced test methodologies, such as built-in self test, or BIST, design-for-test, or DFT, reduced pin count test, or RPC, and concurrent test. These methodologies can simplify testing complex devices, thereby increasing our customers' throughput as well as improving their time to market. We are continually developing additional enhancements to our test platforms to support additional application tests and test methodologies.

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

Advanced, innovative test technology

        As a result of the competitive pressures our customers face, they continually need to develop and bring to market increasingly complex products. We develop advanced technology solutions in order to assist our customers in accomplishing this goal in a cost effective and timely manner. From our history as part of Agilent, which was part of Hewlett Packard until its spin-off in 1999, we have a legacy of introducing new and innovative designs to market. Some of these key innovations include the development of scalable platforms for both SOC/SIP/high-speed memory and memory test through our "tester-per-pin" and "tester-per-site" architectures, our test processors utilizing high performance application-specific integrated circuits, or ASICs, and our liquid cooling technology for our test system hardware.

        Since 1991, we have used ASICs for our test processors in place of larger, less integrated and less sophisticated designs, allowing our test processors to be very small and providing our test systems with the high performance and accuracy expected from an ASIC-based design. The small size of our ASIC-based test processors enables our "tester-per-pin" and "tester-per-site" architectures. Along with the additional performance, scalability and flexibility benefits of those architectures, our ASIC-based architectures result in test systems that are able to test large numbers of devices in parallel in a small test platform footprint.

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

Lowered overall cost of test for customers

        We have designed our platforms to be versatile and reconfigurable. As a result, our customers are able to select a configuration to meet their current test requirements and, as those requirements change, to upgrade the capabilities of their test equipment to meet their future needs without having to purchase completely new systems. Our high quality and reliable test solutions provide high uptime as measured by the reliability of the test equipment. Additionally, our ability to provide innovative solutions and technical expertise across a wide variety of applications helps our customers optimize test equipment performance for the specific semiconductor device being tested, which reduces test times and increases both yield and cost efficiencies. Consequently, we believe our solutions lower our customers' cost of test in high volume manufacturing.

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

Our Strategy

        Our objective is to be the leading semiconductor test solutions and services supplier, providing the highest return on our customers' investment in test operations. We will continue to maintain our focus on our customers' evolving needs by offering innovative and versatile semiconductor test solutions that address the challenges facing semiconductor designers and manufacturers, and we will remain committed to providing outstanding service and support to our customers. We intend to maintain efficiency in our business and capitalize on our research and development resources in an effort to sustain profitable growth in excess of the broader semiconductor test industry. We are executing on our flexible operating model and cost structure to enable us to increase and decrease our capabilities and spending in response to cycles in the semiconductor industry, and thereby deliver continued customer responsiveness as well as improved overall profitability. Key elements of our strategy include:

Maintaining the rapid pace of product innovation on scalable platforms

        We believe scalable platforms offer our customers the best return on their investment in test equipment. The scalable architecture of our solutions coupled with the proven stability of our platforms facilitates our focus on innovative enhancements, application improvements and technical solutions in step with our customers' needs. The pace of innovation in the semiconductor industry is so rapid that performance doubles roughly every 18 months. Semiconductor companies thus require substantial technical expertise and constant innovation to successfully compete. We believe that with our scalable product architecture, wide-ranging technical capabilities and expertise and established global delivery platform, we are well positioned to be an innovator in the semiconductor test market and to assist our customers in competing successfully in the semiconductor market.

Continuing to focus on emerging opportunities for profitable growth

        We will continue to seek increased market penetration by focusing on market opportunities where we can capitalize on our technical expertise and add value to our customers who demand the most advanced and cost-effective test solutions. We believe that these opportunities have attractive characteristics, such as the potential for increased customer adoption of our solutions and the potential for high returns on our investment. Recent examples of such emerging opportunities include single-chip cell phone devices that feature radio frequency circuits integrated into CMOS die and other portable consumer electronics that utilize high-speed memory and complex SOCs, SIPs and MCPs.

Capitalizing on our success with test subcontractors to increase our success with IDMs

        The scalability and flexibility of our platform architecture has led to our success in attracting subcontractors to our test solutions. We believe that the same advantages of our solutions that subcontractors find compelling will continue to drive the increased adoption of our solutions by IDM customers. Today, all of the top ten IDMs utilize Verigy platforms for either engineering or production applications, or both. IDMs are facing increasingly intense competition, time-to-market pressures and shorter product lifecycles associated with consumer driven demand, which has led them to begin to outsource an increasing percentage of their semiconductor test business. We believe that our success with our subcontractor customers will drive IDMs to direct a greater percentage of their test business to us, as IDMs have an interest in maintaining consistency across their internal and external test platforms. These factors, combined with the cost and capital expenditures restrictions that many IDMs experience, are increasing the need for better asset utilization by IDMs.

Continuing to deliver an outstanding total customer experience throughout the product life cycle

        Application support through all phases of the product life cycle is critical to our customers' ability to achieve fast time-to-market for their products while achieving a high return on their test solution investments. We will strive to continue to provide our customers with extensive application expertise, to maintain the global delivery capabilities of our customer-facing teams, and to efficiently service our customers with an emphasis on responsiveness. We will continue to expand our presence in Asia in the areas of applications engineering, research and development and order fulfillment in order to maintain favorable proximity to and further strengthen our relationships with customers in Asia. Additionally, we will continue to accentuate and reward the values of professionalism, technical expertise and uncompromising integrity in all our employees in an effort to continually enhance our customers' experience.

Optimizing our operating model to generate sustainable profitability

        The semiconductor industry has historically been cyclical. This cyclicality requires semiconductor test suppliers to have flexible cost structures in order to sustain profitability through the peaks and troughs of the industry's cycles. We continue to focus on increasing our profit margins and managing our business for sustained profitability. To accomplish this, we employ flexible supply agreements, flexible compensation structures for all employees and an optimized business infrastructure. We rely on several contract manufacturers that have a global presence and expect to continue to achieve greater economies of scale through our global supply chain, our leveraged research and development model and our efficient global delivery system. These efficiencies will support our efforts to be profitable notwithstanding the cyclical industry that we compete in.

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

93000 Series Platform—SOC, SIP and High-Speed Memory Test

        Our 93000 Series platform, introduced in 1999, tests SOCs, SIPs and high-speed memory devices, which are used in a very wide range of consumer electronics products including MP3 players, digital televisions, television set-top boxes, PCs, gaming consoles and cell phones and other wireless communication devices. Verigy substantially refreshed the 93000 Series platform in fiscal year 2007 with a range of instruments to deliver customer-driven solutions in several markets. We targeted high-performance instrumentation to address high-integration radio frequency devices requiring multi-site efficiency and multiple ports. We extended our audio-video test capability. We increased our ability to support design-for-test strategies to help our customers improve their manufacturing yield, and we have broadened our offering to support cost-effective consumer electronics manufacturing.

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

        Scalability.    Our 93000 Series platform, with its "tester-per-pin" architecture, is highly scalable in a number of ways, including with respect to the frequency range of the applied test signals, the number of pins to accommodate ICs with different pin counts and the number of devices that can be tested in parallel. The 93000 Series platform with our latest generation Pin Scale digital cards is scalable in frequency performance from 400 Mbits/second to 12 Gbits/second, addressing the test needs for a wide range of today's high-speed interfaces, including PCI Express, HyperTransport, Serial ATA and ultra-high-speed I/O buses required for wired communications. With up to 32 channels per digital card and the ability to use from 4 to 64 cards per system, the 93000 Series platform can scale in the number of pins that it tests simultaneously, from 128 to 2,048 pins, enabling it to test large numbers of devices in parallel. Our 93000 Series platform's scalability allows a customer to initially buy a 93000 Series platform with just a few test pins and moderate frequency performance capabilities today and then upgrade to more pins and greater frequency performance capabilities as test requirements change.

        Our 93000 Series platform's scalability is enabled by its "tester-per-pin" architecture. SOCs, SIPs and high-speed memory devices are complex and sophisticated, and each device pin may need to be tested independently for a thorough and complete test. Different SOCs, SIPs and high-speed memory devices have different numbers of pins. By being able to select the number of digital cards and pins in the system, the exact test system can be specified. A single 93000 Series system can test both different types and different numbers of devices by loading different test programs onto the test processor. This ability to quickly change the type and number of devices being tested makes our test systems particularly well suited for subcontractors who test a wide range of products.

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

        In addition to our 93000 Series platform's ability to adapt to a constantly changing test environment, the platform was built to be ready for future requirements. This means as devices get faster, interfaces and specifications of devices change or more capabilities are integrated into devices, the 93000 Series platform can be quickly updated or upgraded to accommodate the new technology as it becomes available. This is critically important to large, cutting-edge device manufacturers who constantly seek to remain at the head of the technology curve. When companies have to invest in new test systems, rather than simply upgrade their existing systems, their cost of test inevitably increases. The flexibility of the 93000 Series platform means that our customers' investments in our test platforms are protected as they can continue to use the 93000 Series platform over several generations of products.

        Enabled by advanced, innovative test technology.    Our 93000 Series platform's "tester-per-pin" architecture enabled by its ASIC-based and liquid cooled design is what makes the platform scalable, flexible and able to achieve high performance and accuracy in a small test platform footprint. Its "tester-per-pin" architecture provides for an ASIC-based test processor which tests each pin of each device, with all test processing done locally in the test processors and each test processor operating independently and in parallel to the other test processors testing the other pins of the devices. The use of high performance ASICs in the test processors is what allows the test processors to achieve high performance and test a large number of devices in parallel while being capable of fitting into a test system that occupies a relatively small footprint on the floor of the manufacturing facility.

        Our use of liquid cooling technology is another key element of the 93000 Series platform's design. The combination of the 93000 Series' "tester-per-pin" architecture and small test platform footprint means that there is a very large number of high performance ASICs concentrated into a small amount of space. Maintaining the test system's high performance, accuracy and reliability for sustained periods of time in real world operating conditions requires an efficient means of dissipating the considerable amount of heat generated by the high performance ASICs. To address this issue, we introduced our first liquid cooled tester in 1991 and have continued to utilize liquid cooling in the 93000 Series platform because it provides lower operating temperatures, greater system reliability, reduced operating costs, improved accuracy and speed and quieter and cooler operation than the traditional air cooling used in many of our competitors' products. As a result, our 93000 Series systems provide our customers with a high-performance and reliable test solution which, when compared to some of our competitors' air cooled products, utilizes a relatively small amount of space on the semiconductor test floor and is quiet and cool in its operation.

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

        Scalability.    Our Versatest V5000 Series platform, with its "tester-per-site" architecture, is a highly scalable test solution designed specifically for the testing of memory devices to enable highly parallel and efficient testing to lower customers' overall cost of test and shorten customers' time to market. Low cost of test is achieved through testing efficiency and parallelism. Testing more devices in parallel can significantly reduce cost of test, especially in high volume manufacturing, but only if the tester architecture does not result in increased test times. The Versatest Series platform's "tester-per-site" architecture enables increased parallelism without any effect on test time, thus supporting highly parallel tests with high throughput. As a result of the scalability of our Versatest Series platforms, customers can buy test systems to meet their current exact requirements at the lowest capital cost, and then upgrade as their test requirements change.

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

  •
  Our Versatest V5400 Series system is a highly scalable high-volume production test system configured and optimized for wafer test. It can be scaled to test up to 288 devices and up to 4608 pins in parallel while the devices being tested are still in silicon wafer form. A V5400 system can be upgraded to a V5500 system at a customer's site, thereby maintaining scalability across the product family.

  •
  Our Versatest V5000e Series system is a full function but less expensive and lower volume memory test system designed for use in the research and development environment. It provides engineers a relatively inexpensive test tool for testing small numbers of devices in prototype development that provides all of the functionality of an expensive production test system and can be used to avoid the expense and inefficiency of taking a more expensive, high-volume test system out of production. Programs developed for the Versatest V5000 Series system can be quickly transferred to our Versatest V5400 and V5500 Series systems for high volume production, helping shorten customers' time to market. In fiscal year 2007, we added the Versatest 5000ep Series system to provide an additional option which allows customers to perform quality assurance, characterization and small lot production at wafer-sort and final test on new memory devices.

        The scalability of our Versatest V5000 Series systems is enabled by a patented "tester-per-site" architecture. Designed specifically for memory testing, this architecture enables highly parallel and efficient testing of memory devices as well as a high level of scalability by utilizing a separate and independent test processor for each test site of the system. This test processor contains a dedicated set of resources, including power supplies, test pattern generators, test sequence controllers and error detection circuitry, that can be independently applied to each device under test. This independent control of each device under test ensures the flexibility of testing a wide variety of different memory types without a change in tester hardware. In addition, we believe our tester-per-site architecture is more efficient than some competitive systems that share resources across several devices under test. Competing systems that do not apply a tester-per-site architecture must test these devices sequentially, causing test times to increase compared to our parallel approach.

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

        Enabled by advanced, innovative test technology.    Our Versatest V5000 Series system's "tester-per-site" architecture enabled by its ASIC-based design is what makes the platform scalable, flexible and able to achieve high performance and accuracy in a small test platform footprint. The "tester-per-site" architecture of the Versatest V5000 Series system provides for an ASIC-based test processor for the testing of devices at each test site of the system. All test processing is done locally in the test processors at each test site, with each test processor operating independently and in parallel to the other test processors testing devices at the other test sites. As in the 93000 Series platform, the test processors use high performance ASICs to achieve high performance and test a large number of devices in parallel while being capable of fitting into a test system that occupies a relatively small footprint on the floor of the manufacturing facility. Through the provision of additional test sites and test processors, the Versatest V5000 Series system can be easily scaled to test more devices in parallel as customers' requirements change, and the use of a separate and independent test processor at each site of the system means that the speed of the test will stay the same as sites are added for additional parallel testing.

        Our optional Programmable Interface Matrix, another of our advanced innovative technologies, helps to further boost the parallelism of our Versatest V5500 Series system for high volume production testing of packaged devices. Much like a telephone switching system routes callers to their destinations, the Programmable Interface Matrix routes testing resources to the individual memory or MCP that requires testing. The switching is purely electronic, resulting in a faster and more reliable resource switching than mechanical relays, with less downtime. It enables testing of up to 512 devices in parallel for complex and high-pin-count MCPs and the flash memory prevalent in mobile devices. The Programmable Interface Matrix's 24,576 pins ensure that even highly complex memory devices can be tested with high parallelism and thus at lower cost.

        Like our 93000 Series systems, our Versatest V5000 Series systems utilize liquid cooling technology that provides them with lower operating temperatures, greater system reliability, reduced operating costs, improved accuracy and speed and quieter and cooler operation than the traditional air cooling used in many of our competitors' products. In addition to enabling our Versatest V5000 Series systems to utilize a relatively small amount of space on the semiconductor test floor and be quiet and cool in the operation compared to some of our competitors' air cooled products, our liquid cooling technology enables the very high tester density, and hence the high parallelism of test, of our Versatest V5000 Series systems and our optional Programmable Interface Matrix.

        Addressing unique challenges of multi-chip packages.    The rapid emergence of multi-chip packages, or MCPs, creates special testing challenges for memory device manufacturers in the final test of packaged devices. State-of-the-art consumer devices, especially mobile devices, continue to pack more functionality into smaller spaces. We are able to test concurrently the flash memory, SRAM and DRAM devices that are often stacked into a single multi-chip package. All of the memory types in an MCP must be tested, but each memory type requires very different test capabilities. We believe that competing test solutions providers cannot effectively or efficiently test all memory types in MCPs without multiple insertions of the devices, usually on different test systems. In these situations, the increased test time and test floor complexity can significantly increase the cost of test. The scalable "tester-per-site" architecture of our Versatest V5000 Series platform has allowed us to develop product enhancements and upgrades to enable our Versatest V5000 Series systems to test each MCPs with flash memory, SRAM and DRAM, the most common memory devices contained in MCPs, without repeated insertions, providing our customers with high tester utilization and lower cost of test. The Versatest V5000 Series platform's scalable architecture and software tools shared across different test systems have further benefited MCP testing as programs previously created for testing single memories can be reused for testing the same type of memory on MCPs, reducing engineering time and thereby lowering overall cost of test.

Test and Application Expertise, Services and Support

        Our worldwide service organization performs a wide variety of services for our customers including professional test expertise services and total system support and professional services. Professional services include value-added, proactive services such as yield optimization and test program development assistance. On a global basis, we provide expertise across a wide range of applications to assist our customers in quickly delivering their new, feature-rich products to the market. System support includes ongoing and reactive services such as repair, calibration and relocation as well as education and training.

        We strive to provide high levels of support and services through the life-cycle of our products. To this end, generally we provide a standard one-year warranty which can be extended by our customers on an annual basis.

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

Research and Development

        Our scalable platform architectures provide for operating model efficiencies such as streamlined research and development and more efficient engineering team. Our research and development strategy focuses on designing test solutions that lower the overall cost of test for semiconductor designers and manufacturers. We strive to design high performance, low overall cost per test semiconductor test equipment that has high throughput, scalability and flexibility and is efficient to manufacture, easy to use and simple to support.

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

        Our expenditures for research and development for fiscal years 2007, 2006 and 2005 were $91 million, $99 million and $101 million, representing 12.0%, 12.7% and 22.1% of net revenue in each year, respectively. As part of our separation from Agilent, we have consolidated our R&D teams in Boeblingen, Germany, for our principal SOC development activities and in Cupertino, California, for our memory test development activities. We believe this will help us concentrate on our technology innovation and decrease our time to market for new products.

Sales and Support

        We employ a direct worldwide sales and support model that enables us to meet strategic support commitments. Our experienced sales personnel have the knowledge to address the technical benefits as well as the economic advantages of our systems. Our sales organization is tightly integrated with our services and support organization, which allows us to better understand our customers' needs and to tailor solutions to meet those needs. We believe an ongoing service and support business is critical to providing sustained value to customers and maintaining customer loyalty.

        We sell our products and services directly to our customers. We have established specialized sales and services teams to meet the needs of our different types of customers, including IDMs, subcontractors and fabless design companies. Our sales organization is structured to foster collaboration between us and our customers. This collaboration allows us to better address our customers' semiconductor test needs and positions us to help IDMs find solutions to their outsourced provider requirements and to help introduce subcontractors to IDMs who may need their services. As of October 31, 2007, we had approximately 110 people in our sales organization with offices located in all of the major semiconductor manufacturing markets.

        Applications engineers work as part of the sales team before a sale is made and assist customers in the use of the product after a sale is made. In the pre-sale role they provide in-depth technical communication with customers, writing complex test programs and performing demonstrations to show how our products solve specific test problems. Post-sale, our sales team assists in the creation of final test programs, and in the integration of the test cell into the customer's environment. We believe that the quality of our applications sales force is a key differentiator in our ability to generate sales and provide customer satisfaction.

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

Customers

        Our customers are broadly distributed across geographic and product markets. In fiscal year 2007, two customers, ChipMos Technologies (Bermuda) Ltd. and Spansion Inc., accounted for more than 10% of our net revenue. In fiscal year 2006, one customer, ChipMos Technologies (Bermuda) Ltd., accounted for more than 10% of our net revenue. In fiscal year 2005, no single customer accounted for more than 10% of our net revenue.

        We derive a significant percent of our net revenue from outside the North America. The following table illustrates the breakdown of our revenue by geography.

	Year Ended October 31,
	2007	2006	2005
	($ in millions)
North America	$222	$246	$124
As a percent of total net revenue	29.2%	31.6%	27.2%
Europe	$32	$48	$43
As a percent of total net revenue	4.2%	6.2%	9.4%
Asia-Pacific, excluding Japan	$455	$405	$195
As a percent of total net revenue	59.8%	52.0%	42.8%
Japan	$52	$79	$94
As a percent of total net revenue	6.8%	10.2%	20.6%

Total net revenue	$761	$778	$456

        Although we continued to have strong revenues in North America in fiscal year 2007, we expect the trend of an increasing portion of our revenue coming from customers located in the Asia-Pacific region to continue as semiconductor manufacturing activities continue to concentrate in the Asia-Pacific region.

Manufacturing

        Through June 2006, we relied upon two manufacturing models: a hybrid internal and contract manufacturing model for our 93000 Series products and a completely outsourced contract manufacturing model for our Versatest series products. In connection with our separation from Agilent in June 2006, we transitioned the manufacturing processes for the 93000 Series platform products that we previously conducted internally to Flextronics Telecom Services Ltd. ("Flextronics"). As a result of this transition, we now rely entirely on contract manufacturers. As of October 31, 2007, Flextronics is manufacturing our Versatest V5000 Series platform in China and our 93000 Series platform in Germany. Our volume manufacturing activities related to our 93000 Series platform will ultimately transition to Flextronics in China. However, given the recent increased demand for our SOC products, coupled with our customers' tight delivery schedule requirements, we have decided to maintain additional manufacturing capacity at Flextronics in Germany. We expect this model to improve our ability to manage costs in a cyclical market, drive down inventory costs and exposure, improve our responsiveness to customer demand and place us closer to emerging markets.

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

  •
  price;

  •
  scalability;

  •
  flexibility;

  •
  reliability;

  •
  technical service and support;

  •
  quality and availability of supporting hardware and software;

  •
  size of installed base; and

  •
  the level of training and customer support provided.

        We believe that we compete effectively with our competitors on the basis of these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development and customer support. To be successful in the future, we believe that we must respond promptly and effectively to the challenges of technical change and our competitors' innovations by continually enhancing our product offerings.

Employees

        As of October 31, 2007, we had approximately 1,550 employees, of which approximately 450 were located in Europe, approximately 580 were located in Asia and approximately 520 were located in North America. Of our total employees, approximately 330 were principally dedicated to research and development, 370 were dedicated to sales, general and administrative, 710 were dedicated to customer service, marketing, applications and services and support and 140 were dedicated to manufacturing. We consider our relationship with our employees to be good. None of our domestic employees is represented by a labor union or covered by a collective bargaining agreement, although works councils exist in various foreign jurisdictions where we have employees.

Backlog

        At October 31, 2007, and 2006, Verigy's backlog of unfilled orders for products and services were as follows:

	Year Ended October 31,
	2007	2006
	(in millions)
Products backlog	$129	$152
Services backlog	95	97

Total backlog	$224	$249

        We define products backlog as systems for which we have received purchase orders which we have not yet delivered, but we expect to deliver within six months of our fiscal period end. Services backlog is defined as total outstanding orders for product support and services not yet rendered. We expect 80% of our services backlog as of October 31, 2007 to be fulfilled within twelve months of our fiscal year end.

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

Financial Information about Geographic Areas

        For information on the geographic concentration of our net revenues and long-lived assets, please see note 23 "Segment and Geographic Information" of our combined and consolidated financial statements.

Investor Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        You can access our financial and certain other information at our Investor Relations website. The address is http://investor.verigy.com.

        The charters of our Audit Committee, our Compensation Committee, our Nominating and Governance Committee, as well as our Standards of Business Conduct (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at http://investor.verigy.com/governance.cfm under "Documents and Charters". This information is also available to shareholders by writing to us at the address on the cover of this Annual Report on Form 10-K.

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

Risks Relating to Our Business

        Our dependence on sole source suppliers may prevent us from delivering our products on a timely basis.

        We rely on sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products, including custom integrated circuits, relays and other electronic components. In the past, we experienced, and in the future may experience, delays in shipping our products due to our dependence on sole source suppliers. Another sole source supplier substantially extended the order lead times for the components we rely upon, and those components were difficult to source in the market. While neither of these situations had a material impact on our results, any future failure of other sole source suppliers to meet our requirements in a timely manner could impair our ability to ship products and to realize the related revenues when anticipated, which could adversely affect our business and operating results.

        Our dependence on contract manufacturers may prevent us from delivering our products on a timely basis.

        We rely entirely on contract manufacturers, which gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Moreover, because our products are very complex to manufacture, transitioning manufacturing activities from one location to another, or from one manufacturing partner to another, is complicated. Flextronics commenced production of our Versatest series products in China in July 2006 and assumed our manufacturing activities for the 93000 Series products in Germany in June 2006. Our volume manufacturing activities related to our 93000 Series platform will ultimately transition to Flextronics in China. However, given the recent increased demand for our SOC products, coupled with our customers' tight delivery schedule requirements, we have decided to maintain additional manufacturing capacity at Flextronics in Germany. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. If our contract manufacturers are unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

        Our quarterly operating results may fluctuate significantly from period to period and this may cause our share price to decline.

        In the past, we have experienced, and in the future we expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for a variety of reasons, including the risk factors described in this report. As a result of these and other risks, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. In addition, sales of a relatively limited number of our test systems account for a substantial portion of our net revenue in any particular quarter. In contrast, our costs are relatively fixed in the short-term. Thus, changes in the timing or terms of a small number of transactions could disproportionately affect our operating results in any particular quarter. Moreover, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our ordinary shares.

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

        The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services generally, including our test equipment and services. Consolidation in the semiconductor industry may increase this concentration. Accordingly, we expect that sales of our products will be concentrated with a limited number of large customers for the foreseeable future. We believe that our financial results will depend in significant part on our success in establishing and maintaining relationships with, and effecting substantial sales to, these potential customers. Even if we establish these relationships, our financial results will depend in large part on these customers' sales and business results.

        The loss of, or a significant reduction in the number of sales to, our significant customers could materially harm our business.

        For fiscal year 2007, revenue from our top ten customers accounted for approximately 63.9% of our total net revenue, with two customers accounting for 31.8% of our total net revenue. In comparison, for fiscal year 2006, revenue from our top ten customers accounted for approximately 51.6% of our total net revenue, with one customer accounting for 10.1% of our total net revenue.

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

        In addition, we face significant obstacles in establishing new customer relationships. It is difficult for us to establish relationships with new customers because such companies may have existing relationships with our competitors, may be unfamiliar with our product and service offerings, may have an installed base of test equipment sufficient for their current needs or may not have the resources necessary to transition to, and train their employees on, our test equipment. Even if we do succeed in establishing new relationships, these new customers may nonetheless continue to favor our competitors, as our competitors may have had longer relationships with these customers or may maintain a larger installed base of their competing test equipment in the facilities of new customers and only purchase limited quantities from us. In addition, we could face difficulties in our efforts to develop new customer relationships abroad as a result of buying practices that may favor local competitors or non-local competitors with a larger presence in local economies than we have. As a result, we may be forced to partner with local companies in order to compete for business and such arrangements, if available, may not be achieved on economically favorable terms, which could negatively affect our financial performance.

        Failure to accurately estimate our customers' demand and plan the production of our new and existing products could adversely affect our inventory levels and our income.

        Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers' orders. In order to meet anticipated demand, we must order components and build some inventory before we actually receive purchase orders. Our results could be harmed if we do not accurately estimate our customers' product demands and are unable to adjust our purchases with market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products, and during a market downturn, we could have excess inventory that we would not be able to sell, likely resulting in inventory write-offs. Either of these results could have a material adverse effect on our business, financial condition and results of operations.

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

        Failure to accurately predict our customers' varying ordering patterns could adversely affect our inventory levels and our income.

        Our customers tend to make large purchases of our products on an inconsistent basis, rather than smaller purchases on a consistent basis, which makes it difficult to predict the timing of customer orders. Failure to accurately predict our customers' varying ordering patterns may cause us to experience insufficient or excess product inventories. If our competitors are more successful than us at timing new product introductions and inventory levels to customers' ordering patterns, we may lose important sales opportunities and our business and results of operations may be harmed.

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

  •
  develop and commercialize new and enhanced technologies and applications that meet our customers' evolving performance requirements in a timely manner;

  •
  develop and deliver enhancements and related services for our current test equipment that are capable of satisfying our customers' specific test requirements; and

  •
  introduce and promote market acceptance of new test equipment platforms, such as our Versatest V5500 Series system for memory testing.

        In many cases, our test equipment and services are used by our customers to develop, test and manufacture their new products. We therefore must anticipate industry trends and develop new test equipment platforms or upgrade existing test equipment platforms in advance of the commercialization of our customers' products. In addition, new methods of testing integrated circuits, such as self-testing integrated circuits, may be developed which would render our test equipment uncompetitive or obsolete if we failed to adopt and incorporate these new methods into our new or existing test equipment platforms. Developing new test equipment platforms and upgrading existing test equipment platforms requires a substantial investment before we can determine the commercial viability of the new or upgraded platform.

        As our customers' product requirements are diverse and subject to frequent change, we will also need to ensure that we have an adequate mix of products that meet our customers' varying requirements. If we fail to adequately predict our customers' needs and technological advances, we may invest heavily in research and development of test equipment that does not lead to significant revenue, or we may fail to invest in technology necessary to meet changing customer demands. Without the timely introduction of new or upgraded test equipment that reflects technological advances, our test equipment and services will likely become obsolete, we may have difficulty retaining customers and our revenue and operating results would suffer.

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

        Sales of our semiconductor test equipment and services depend in significant part upon semiconductor designers and manufacturers upgrading existing manufacturing equipment to accommodate the requirements of new semiconductor devices and expanding existing, and adding new, manufacturing facilities. As a result, our sales are subject to a variety of factors we cannot control, including:

  •
  the complexity of our customers' fabrication processes, which impacts the number of our test systems and amount of our product enhancements and upgrades our customers require;

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

        We face substantial competition throughout the world in each of our product areas. Our most significant competitors historically have included Advantest Corporation, Credence Systems Corporation, LTX Corporation, Nextest Systems Corporation, Teradyne, Inc. and Yokogawa Electric Corporation. Some of our competitors have substantially greater financial resources, broader product offerings, more extensive engineering, manufacturing, marketing and customer support capabilities or a greater presence in certain countries than we do. We may have less leverage with component vendors than some of our competitors. Also, some of our competitors have greater resources and may be more willing or able than we are to put capital at risk to win business. Price reductions by our competitors may force us to lower our prices. We also expect our current competitors to continue to improve the performance of their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future test equipment and services. Additionally, current and future competitors may introduce testing technologies, equipment and services, which may in turn reduce the value of our own test equipment and services. Any of these circumstances may limit our opportunities for growth and negatively impact our financial performance.

        We may face competition from Agilent in the future.

        Pursuant to the intellectual property matters agreement between us and Agilent in connection with our separation from Agilent, except as described below, until October 31, 2009, three years after the date on which Agilent distributed to its stockholders all of our ordinary shares that it held, Agilent agreed not to develop, manufacture, distribute, support or service automated semiconductor test systems for providing high-volume functional test of ICs (including memory and high speed memory devices and SOCs) or SIPs, or components for such products. However, during this three-year period, Agilent may compete with us with respect to:

  •
  products (other than automated semiconductor test systems for high-volume functional test) for providing functional test of ICs or SIPs, whether or not including parametric test (the testing of selected parameters of a device or group of devices to identify errors or flaws), design verification or engineering characterization capabilities;

  •
  automated semiconductor test development systems (including hardware and software) that are intended to enable development of test programs and protocols for use in high-volume functional test of ICs or SIPs, whether or not such development test systems themselves are capable of performing such high-volume functional test; and

  •
  products (other than automated semiconductor test systems for high-volume functional test) for providing parametric test, design verification, engineering characterization or functional test of: (i) wireless communications devices, such as cellular telephones or wireless networking products, whether in packaged device or module form, and whether or not implemented as an IC or SIP; (ii) modules (such as RF front-end modules) containing one or more ICs connected with other active or passive devices; and (iii) RF and higher frequency (e.g., microwave and optical) devices and components such as oscillators, mixers, amplifiers and 3-port devices, to the extent that such devices or components are in the form of an IC or SIP.

        While none of the product types for which Agilent reserved the right to compete with us has provided material revenue to us in the past, we can provide no assurance that the limitations contained in the intellectual property matters agreement, which was entered into in the context of a parent-subsidiary relationship and may be less favorable to us than if it had been negotiated between unaffiliated third parties, will be effective at protecting us from competition from Agilent.

        In addition, the intellectual property matters agreement permits Agilent to fulfill its obligations under contracts in existence as of March 1, 2006, even though fulfilling such obligations would otherwise have been precluded during the non-competition period and even if fulfilling such obligations would result in Agilent competing with us. This exception will allow Agilent to fulfill its obligations to a semiconductor manufacturer pursuant to which Agilent will develop and sell components to the manufacturer for use in the manufacturer's semiconductor test systems purchased from a competitor of Verigy. While we do not believe that Agilent fulfilling these obligations will have a material effect on our business or prospects, we may in the future be less successful at selling test systems to this semiconductor manufacturer than would have been the case were the manufacturer not able to combine products from Agilent with the test systems of our competitor.

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

        After October 31, 2009, Agilent will be free to compete with any portion or all of our business without restriction, and in doing so will be free to use the retained underlying technologies. Agilent will not be permitted to use the intellectual property rights transferred to us, and licensed from us back to Agilent, to compete with us with respect to our core business of developing, manufacturing, selling and supporting automated semiconductor test systems for high-volume functional test of ICs or SIPs. Agilent will, however, be able to use such intellectual property rights to develop and sell components for such systems, including systems developed and sold by us as well as those developed and sold by our competitors. While selling components has not represented a material portion of our business in the past and is not expected to be an area of focus for the near future, our business could be adversely affected if systems offered by our competitors become more competitive as a result of Agilent supplying components for our competitors' systems or if, by buying components from Agilent, our customers are able to delay or bypass altogether purchasing newer systems from us.

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

        In addition, there may be third parties who have refrained from asserting intellectual property infringement claims against our products while we were a wholly owned subsidiary of Agilent that elect to pursue such claims against us now that our separation from Agilent is complete because we no longer have the benefit of being able to counterclaim based on Agilent's patent portfolio, and we are no longer able to provide licenses of Agilent's patent portfolio in order to resolve such claims.

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

  •
  diversion of our management's attention from ongoing business concerns;

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

        Our effective tax rate may vary significantly from period to period, and we could owe significant taxes even during periods when we experience low operating profit or operating losses.

        We have negotiated tax incentives with the Singapore Economic Development Board, an agency of the Government of Singapore, which have been approved by Singapore's Ministry of Finance and Ministry of Trade and Industry. Under the incentives, a portion of the income we earn in Singapore during these ten to fifteen year incentive periods is subject to reduced rates of Singapore income tax. The incentive tax rates will expire in various fiscal years beginning in fiscal 2011. The Singapore corporate income tax rate that would apply, absent the incentives, is 18% and 20% for fiscal years 2007 and 2006, respectively. As a result of these incentives, income taxes decreased by $18 million or $0.30 per share (diluted) and $8 million or $0.15 per share (diluted) in fiscal years 2007 and 2006, respectively. In order to receive the benefit of the incentives, we must develop and maintain in Singapore certain functions such as procurement, financial services, order management, credit and collections, spare parts depot and distribution center, a refurbishment center and regional activities like an application development center. In addition to these qualifying activities, we must hire specified numbers of employees and maintain minimum levels of investment in Singapore. We have from two to nine years to phase-in the qualifying activities and to hire the specified numbers of employees. If we do not fulfill these conditions for any reason, our incentive could lapse, our income in Singapore would be subject to taxation at higher rates, and our overall effective tax rate could be between fifteen to twenty percentage points higher than would have been the case had we maintained the benefit of the incentives.

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

        Our headquarters are in Singapore, our manufacturing is outsourced largely to Flextronics, and we sell our products and services worldwide. As a result, our business is subject to risks associated with doing business internationally. Revenue from customers in Japan accounted for approximately 6.8%, 10.2% and 20.6% of total net revenue for fiscal years 2007, 2006 and 2005, respectively. Revenue from customers in Asia-Pacific, excluding Japan, accounted for approximately 59.8%, 52.0% and 42.8% for fiscal years 2007, 2006 and 2005, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including continuing to transition our volume contract manufacturing processes to Flextronics in China.

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

  •
  terrorist activities and health risks such as "bird flu' and SARS that impact international commerce and travel;

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

        In addition, we are exposed to foreign currency exchange movements versus the U.S. dollar, particularly the Japanese Yen and the Euro. With respect to revenue, our primary exposure exists during the period between execution of a purchase order denominated in a foreign currency and collection of the related receivable. During this period, changes in the exchange rates of the foreign currency to the U.S. Dollar will affect our revenue, cost of sales and operating margins and could result in exchange gains or losses. While a significant portion of our purchase orders to date have been denominated in U.S. Dollars, competitive conditions may require us to enter into an increasing number of purchase orders denominated in foreign currencies. We incur a variety of costs in foreign currencies, including some of our manufacturing costs, component costs and sales costs. Therefore, as we expand our operations in Asia, we may become more exposed to a strengthening of currencies in the region against the U.S. dollar. We cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging gains or losses. As a result, we are exposed to greater risks in currency fluctuations.

        Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.

        Our marketable securities portfolio, which totals $402 million at October 31, 2007, includes auction rate securities of $142 million (at cost). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the fourth quarter of fiscal year 2007, certain auction rate securities with a cost value of $49 million failed auction due to sell orders exceeding buy orders. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other comprehensive loss, a component of shareholders' equity, of approximately $1.4 million (net of tax of $0.3 million) at October 31, 2007 related to these auction rate securities. Although we believe that the decline in the fair market value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value of these auction rate securities is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. As a result, we have classified those securities with failed auctions as long-term assets in our consolidated balance sheet. Other auction rate securities within our investment portfolio at October 31, 2007 with a cost value and carrying value of $93 million continue to auction as scheduled and are classified as current assets on our consolidated balance sheet. If conditions in the credit markets deteriorate further causing auctions to fail on these securities, the funds associated with these securities may also not be accessible for in excess of 12 months.

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

        There has been a public market for our ordinary shares for a short period of time. An active public market for our ordinary shares may not be sustained, which would adversely impact the liquidity and market price of our ordinary shares. The market price of our ordinary shares may fluctuate significantly. Among the factors that could affect the market price of our ordinary shares are the risk factors described in this section and other factors including:

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

        We may become involved in securities litigation that could divert management's attention and harm our business.

        The stock market in general, and The NASDAQ Global Select Market and the securities of semiconductor capital equipment companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. Further, the market prices of securities of semiconductor test system companies have been particularly volatile. These market and industry factors may materially harm the market price of our ordinary shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Such litigation, whether or not meritorious, could result in the expenditure of substantial funds, divert management's attention and resources, and harm our reputation in the industry and the securities markets, which would reduce our profitability and harm our business.

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

        Under the Singapore Code on Take-overs and Mergers, generally when a person (or a group of persons acting together) acquires shares having 30% or more of the voting rights of a company or holds at least 30% but not more than 50% of the voting rights of a company and thereafter acquires in any period of six months additional shares carrying more than 1% of the voting rights, then such person is required by law to make an offer to acquire the remaining voting shares of the company. Consequently, the Code of Take-overs and Mergers may discourage potential acquirers from purchasing substantial but non-majority ownership positions of our ordinary shares, which could, in turn, impede takeovers of our company by a third party.

        For a limited period of time, our directors have general authority to issue new shares on terms and conditions and with any preferences, rights or restrictions as may be determined by our board of directors in its sole discretion.

        Under Singapore law, new shares may be issued only with the prior approval of our shareholders in a general meeting. At our 2007 annual general meeting of shareholders, our shareholders provided our directors general authority to issue new shares until the earlier to occur of the conclusion of our 2008 annual general meeting or the expiration of the period within which the next annual general meeting is required to be held. Subject to the shareholders' approval, the provisions of the Singapore Companies Act and our amended and restated memorandum and articles of association, our board of directors may allot and issue new shares on terms and conditions and with the rights and restrictions as they may think fit to impose. Any additional issuances of new shares by our directors may adversely impact the market price of our ordinary shares.

        Our shareholders may have more difficulty protecting their interests than they would as shareholders of a U.S. corporation.

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

        The following table provides certain information as to Verigy's general offices and manufacturing facilities:

Region	Description	Principal Location	Major Activity+	Total Leased Square Footage
		• Austin, TX	(3)(4)	18,487
		• Burlington, MA	(3)	3,182
		• Cupertino, CA	(1)(2)(3)(4)	100,491
Americas	6 Leased Facilities	• Englewood, CO	(4)	3,253
		• Ft. Collins, CO	(2)	10,900
		• San Diego, CA	(3)	4,387
		• Chungli, Taiwan	(2)(3)(4)	19,711
		• Hachioji, Japan	(3)	21,686
		• Hsinchu, Taiwan	(2)	3,309
		• Kaohsiung, Taiwan	(3)	4,985
Asia	8 Leased Facilities	• Osaka, Japan	(3)	2,368
		• Seoul, Korea	(3)	14,161
		• Shanghai, China	(2)(3)	48,212
		• Yishun, Singapore	(1)(2)(3)(4)	32,744
		• Boeblingen, Germany	(2)(3)	162,590
		• Grenoble, France	(3)	2,465
Europe	4 Leased Facilities	• Milan, Italy	(3)	2,048
		• Paris, France	(3)	1,755

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of securities holders during the fourth quarter of fiscal year 2007.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

Price Range of Our Ordinary Shares

        Our ordinary shares are listed on the The NASDAQ Global Select Market under the ticker symbol "VRGY". The following table sets forth the high and low per share price of our ordinary shares, as reported by The NASDAQ Global Select Market.

Fiscal Year 2007	High	Low
First Quarter (ended January 31, 2007)	$19.00	$15.05
Second Quarter (ended April 30, 2007)	$26.21	$18.21
Third Quarter (ended July 31, 2007)	$29.95	$24.46
Fourth Quarter (ended October 31, 2007)	$26.75	$20.94
Fiscal Year 2006	High	Low
First Quarter (ended January 31, 2006)	Not Applicable	Not Applicable
Second Quarter (ended April 30, 2006)	Not Applicable	Not Applicable
Third Quarter (ended July 31, 2006)	$16.50	$13.55
Fourth Quarter (ended October 31, 2006)	$19.52	$14.37

        As of October 31, 2007, there were 37,198 shareholders of record of our ordinary shares. The closing share price for our ordinary shares on October 31, 2007, as reported by the NASDAQ Global Select Market, was $22.99 per share.

Holders

        As of December 13, 2007, there were 37,163 shareholders of record.

Dividend Policy

        We have never paid any cash dividends, and we currently intend to retain and reinvest any future earnings to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

        The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on October 31, 2007, in (i) our ordinary shares (ii) the S&P Smallcap 600 and (iii) a peer group comprised of companies with standard industrial code 3825—Instruments for Measurement & Testing of Electricity & Electrical Signal. Our share price performance shown in the graph below is not indicative of future share price performance.

COMPARISON OF 16 MONTH CUMULATIVE TOTAL RETURN*
Among Verigy Ltd., The S&P Smallcap 600 Index
and A Peer Group

*
$100 invested on 6/12/06 in stock or on 5/13/06 in index-including reinvestment of dividends. Fiscal year ending October 31.

	6/12/2006	10/31/2006	10/31/2007
Verigy Ltd.	$100.00	$106.80	$153.27
S&P Smallcap 600	$100.00	$104.05	$116.06
Peer Group	$100.00	$109.68	$126.40

Item 6.    Selected Financial Data

SELECTED FINANCIAL DATA

        The selected financial data set forth below is derived in part from and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and related notes thereto included elsewhere in this report on Form 10-K. We have derived our combined and consolidated statement of operations data for the fiscal years ended October 31, 2007, 2006, and 2005, and consolidated balance sheets data as of October 31, 2007 and 2006 from the audited combined and consolidated financial statements included elsewhere in this Form 10K. The combined statement of operations data for the fiscal year ended October 31, 2004 and 2003 and combined balance sheet data as of October 31, 2005, 2004, and 2003 were derived from our unaudited financial statements that are not included in this report on Form 10K. Historical results are not necessarily indicative of results to be expected for future periods and may not reflect what our financial position and results of operations would have been had we been a separate, stand-alone entity during the historical periods presented.

	Fiscal Year Ended October 31,
	2007	2006	2005	2004	2003
	(in millions, except per share amounts)
Combined and Consolidated Statement of Operations Data:
Net revenue:
Products	$615	$646	$355	$501	$452
Services	146	132	101	106	88

Total net revenue	761	778	456	607	540
Cost of sales:
Cost of products	318	331	228	263	233
Cost of services	103	97	88	91	76

Total cost of sales	421	428	316	354	309

Gross profit	340	350	140	253	231
Operating expenses:
Research and development	91	99	101	105	97
Selling, general and administrative	145	149	134	139	148
Restructuring charges	1	17	7	4	11
Separation costs	4	69	3	—	—

Total operating expenses	241	334	245	248	256
Income (loss) from operations	99	16	(105)	5	(25)
Other income (expense), net	15	5	(1)	1	2

Income (loss) before taxes	114	21	(106)	6	(23)
Provision for taxes	17	21	13	14	5

Net income (loss)	$97	$—	$(119)	$(8)	$(28)

Basic net income (loss) per share	$1.63	$—	$(2.38)	$(0.16)	$(0.56)
Diluted net income (loss) per share	$1.61	$—	$(2.38)	$(0.16)	$(0.56)
Weighted average shares (in thousands) used in computing basic net income (loss) per share	59,190	53,356	50,000	50,000	50,000
Weighted average shares (in thousands) used in computing diluted net income (loss) per share	59,883	53,356	50,000	50,000	50,000

	October 31,
	2007	2006	2005	2004	2003
	(in millions)
Combined and Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$375	$300	$—	$—	$—
Working capital	$378	$300	$41	$69	$123
Total assets	$771	$674	$260	$265	$309
Shareholders' equity	$498	$389	$87	$119	$169

        Financial statements prior to June 1, 2006 were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy. We engaged in extensive intercompany transactions with Agilent. As such, the combined financial statements prior to June 1, 2006 include allocations of certain Agilent corporate expenses, including information technology resources and support; finance, accounting, and auditing services; real estate and facility management services; human resources activities; certain procurement activities; treasury services, customer contract administration, legal advisory services, and Agilent Labs services. The amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had the company been an entity operated independently of Agilent.

        Verigy adopted SFAS No. 123(R) beginning in the first quarter of fiscal year 2006. SFAS No. 123(R), superseded our prior accounting for share based compensation awards under APB No. 25 and required us to recognize compensation expense for all share based compensation awards based on fair value.

        Verigy also adopted SFAS No. 158 which became effective for us as of October 31, 2007 and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and postretirement benefit plans such as retiree health and life, with current year changes recognized in shareholders' equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Basis of Presentation

        The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). For a full understanding of our financial position and results of operations, this discussion should be read in conjunction with the combined and consolidated financial statements and related notes presented in this report on Form 10-K.

        Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30, and July 31. Unless otherwise stated, all dates refer to our fiscal years and fiscal periods.

        Amounts included in the accompanying combined and consolidated financial statements are expressed in U.S. dollars.

        Prior to June 1, 2006, we had operated as part of Agilent, and not as a stand-alone company. Therefore, the accompanying combined and consolidated financial statements prior to June 1, 2006, were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy. The expense and cost allocations prior to June 1, 2006, have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided by Agilent or the benefit received by us from Agilent.

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

        We sell our products and services directly to a wide range of customers, including integrated device manufacturers, or IDMs, test subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies. We have a broad installed customer base, having sold over 1,650 of our 93000 Series systems and over 2,500 of our Versatest Series systems.

Overview of Results

        In fiscal year 2007, two customers, ChipMos Technologies (Bermuda) Ltd. and Spansion Inc., accounted for more than 10% of our net revenue. In fiscal year 2006, one customer, ChipMos Technologies (Bermuda) Ltd., accounted for more than 10% of our net revenue. In fiscal year 2005, no single customer accounted for more than 10% of our net revenue.

        We derive a significant percentage of our net revenue from outside North America. Net revenue from customers located outside of North America represented 70.8%, 68.4% and 72.8% of total net revenue in fiscal years 2007, 2006, and 2005, respectively. Net revenue in North America was lower by 9.8% in fiscal year 2007, compared to fiscal year 2006, due to the continuing outsourcing by our North American customers to contract manufacturers in Asia. Net revenue in Asia (including Japan) was higher by 4.8% in fiscal year 2007, compared to fiscal year 2006. We expect this trend of increasing sales in Asia (including Japan) to continue as semiconductor manufacturing activities continue to concentrate in that region.

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

        In connection with our separation from Agilent in June 2006, we transitioned the manufacturing processes for the 93000 Series products that we previously conducted internally to Flextronics Telecom Services Ltd. ("Flextronics"). As a result of this transition, we now rely entirely on contract manufacturers. Flextronics commenced production of our Versatest series products in China in July 2006 and assumed our manufacturing activities for the 93000 Series products in Germany in June 2006. Our volume manufacturing activities related to our 93000 Series platform will ultimately transition to Flextronics in China. However, given the recent increased demand for our SOC products, coupled with our customers' tight delivery schedule requirements, we have decided to maintain additional manufacturing capacity at Flextronics in Germany. We expect this manufacturing model to improve our ability to manage costs in a cyclical market, drive down inventory costs and exposure, improve our responsiveness to customer demand and place us closer to emerging markets.

        We believe that relying upon independent contract manufacturers will decrease our fixed costs and better position us to respond to changes in the demand for our products. With our selection of Flextronics as our primary independent manufacturing supplier, we are leveraging their worldwide processes, tools and infrastructure and are expanding our manufacturing in Asia, where Flextronics already has a significant capability for manufacturing complex technologies. As a result of this outsourcing arrangement, we expect to lower our fixed costs by reducing our capital investments and manufacturing equipment and by reducing the size of our manufacturing work force located in high-cost geographies. In addition, although we will continue to retain some key strategic procurement activities, we expect to reduce our material costs by leveraging Flextronics' tactical supply chain expertise and securing local suppliers. As a result of these actions, we expect to have improved gross margins and reduced inventory when compared to historical levels.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and of actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, restructuring charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes.

        Revenue recognition.    Net revenue is derived from the sale of products and services and is adjusted for returns and allowances, which historically have been insignificant. Consistent with the SEC's Staff Accounting Bulletin No. 104, or "SAB 104," we recognize revenue on the sale of semiconductor test equipment when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when service has been performed. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. At the time we take an order, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. To the extent that a contingent payment exceeds the fair value of the undelivered element, we defer the contingent payment.

        Our product revenue is generated predominantly from the sales of various types of test equipment. Software is embedded in many of our test equipment products, but the software component is considered to be incidental. For revenue arrangements that include multiple elements, we recognize revenue in accordance with EITF 00-21. For products that include installation, if we have previously successfully installed similar equipment, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete. Revenue from services includes extended warranty, customer support, consulting, training, and education services. Service revenue is deferred and recognized over the contractual period or as services are rendered to the customer. For example, customer support contracts are recognized ratably over the contractual period, while training revenue is recognized as the training is provided to the customer. In addition, all of the revenue recognition criteria described above must be met before service revenue is recognized. We use objective evidence of fair value to allocate revenue to elements in multiple element arrangements and recognize revenue when the criteria for revenue recognition have been met for each element. In the absence of objective evidence of fair value of a delivered element, we allocate revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. The price charged when an element is sold separately generally determines fair value.

        Restructuring charges.    We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring charges are workforce reductions, consolidating facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally when individuals have been notified of their termination dates and expected severance payments. Plans to eliminate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for elimination of excess facilities when we have vacated the premises. Asset impairments primarily consist of property, plant and equipment associated with excess facilities being eliminated, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the property, plant and equipment. The charges associated with consolidating facilities and asset impairment charges incurred by Agilent prior to our separation were allocated to Verigy to the extent the underlying benefits related to our business. These estimates were derived using the guidance of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), Staff Accounting Bulletin 100, "Restructuring and Impairment Charges" ("SAB 100"), Emerging Issues Task Force 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and lastly, SFAS No. 146 "Accounting for Exit or Disposal Activities" ("SFAS No. 146") which was effective for exit and disposal activities initiated after December 31, 2002. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

        Inventory valuation.    We assess the valuation of our inventory, including demonstration inventory, on a quarterly basis based upon estimates about future demand and actual usage. To the extent that we determine that we are holding excess or obsolete inventory, we write down the value of our inventory to its net realizable value. Such write-downs are reflected in cost of products and can be material in amount. We recorded net inventory charges of $8 million, $7 million and $18 million in fiscal years 2007, 2006 and 2005, respectively. Our inventory assessment involves difficult estimates of future events and, as a result, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of products and higher income from operations than expected in that period. Excess and obsolete inventory resulting from shifts in demand or changes in market conditions for raw materials and components can result in significant volatility in our costs of products.

        In our inventory valuation analysis, we also include inventory that we could be obligated to purchase from our suppliers based on our production forecasts. To the extent that our committed inventory purchases exceed our forecasted productions needs, we write down the value of those inventories by taking a charge to our cost of products and increasing our supplier liability.

        Warranty.    We generally provide a one-year warranty on products commencing upon installation or delivery. We accrue for warranty costs in accordance with Statement of Financial Standards No. 5, "Accounting for Contingencies" ("SFAS No. 5"), based on historical trends in warranty charges as a percent of gross product shipments. Estimated warranty charges are recorded within cost of products at the time revenue is recognized and the liability is reported in other current liabilities on the combined balance sheet. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. For some products we also offer extended warranties beyond one year. Costs associated with our extended warranty contracts beyond one year are expensed as incurred.

        Separation costs.    Separation costs are one-time internal and external spin-off related costs, such as information technology set-up costs and consulting and legal and other professional fees. We do not expect any significant separation costs after October 31, 2007.

        Share-based compensation.    We account for share-based awards in accordance with Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment ("SFAS No. 123(R)") which was effective November 1, 2005 for Verigy. Under this standard, share-based compensation expense is primarily based on estimated grant date fair value using the Black-Scholes option pricing model and is recognized on a straight-line basis for awards granted after November 1, 2005 over the vesting period of the award. For awards issued prior to November 1, 2005, we recognize share-based compensation expense based on FASB Interpretation 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25", which provides for accelerated expensing. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. We incurred $14 million and $10 million in share-based compensation expense during fiscal 2007 and 2006. We did not incur any share-based compensation expense in 2005. Also see Note 8 "Share-based compensation" of the combined and consolidated financial statements.

        Retirement and post-retirement plan assumptions.    Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service based on the terms of the plans and the investment and funding decisions made by us. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of U.S. GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include the health care cost trend rate, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover and retiree mortality rates. We evaluate these assumptions at least annually.

        The discount rate is used to determine the present value of future benefit payments at each measurement date (October 31 for U.S. plans and September 30 for non-U.S. plans). The discount rate for U.S. plans was determined based on published rates for high quality corporate bonds. The discount rate for non-U.S. plans was generally determined in a similar manner. Differences between the expected future cash flows of our plans and the maturities of the high quality corporate bonds are not expected to have a material impact on the selection of discount rates. As discount rates decrease, we would expect our net plan costs to increase and as discount rates increase we would expect our net plan costs to decrease. SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"), became effective for us as of October 31, 2007 and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and postretirement benefit plans such as retiree health and life, with current year changes recognized in shareholders' equity. At October 31, 2007, in order to recognize the funded status of its pension and post-retirement benefit plans in accordance with SFAS No. 158, the Company recorded additional liabilities by a cumulative amount of $18 million of which $12 million (net of tax of $6 million) was recorded as an increase to accumulated other comprehensive loss. These losses are being recognized over the expected average future service lives of plan participants. Also see Note 18 "Retirement plans and Post-Retirement Benefits".

        The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns. Declining rate of return assumptions generally result in increased pension expense while increasing rate of return assumptions generally result in lower pension expense. A one percent change in the estimated long-term return on our pension plan assets would result in a $0.3 million impact on pension expense for our fiscal year 2007. There are no plan assets related to our post-retirement health care plans.

        Workforce-related events such as restructurings or divestitures can result in curtailment and settlement gains or losses to the extent they have an impact on the average future working lifetime or total number of participants in our retirement and postretirement plans.

        Valuation of goodwill and intangible assets.    We performed our annual goodwill impairment analysis in the fourth quarter of 2007. Based on our estimates of forecasted discounted cash flows, we concluded that we did not have any impairment at that time.

        Our accounting for goodwill and purchased intangible assets complies with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). We test goodwill for possible impairment on an annual basis and at any other time that impairment indicators arise. Circumstances that could trigger an impairment test include but are not limited to: significant decrease in market price of an asset, significant adverse changes in the extent or use or physical condition of an asset, significant adverse change in legal or regulatory factors affecting an asset, unanticipated competition, loss of key personnel, accumulation of costs significantly in excess of expected costs to acquire or construct an asset, operating or cash flow losses (or projections of losses) that demonstrates continuing losses associated with the use of an asset, or a current expectation that more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to five years.

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

        Accounting for income taxes.    We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

        We are required to assess the realization of our net deferred tax assets and the need for a valuation allowance. This assessment requires that our management make judgments about benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. We had no valuation allowance against any net deferred tax assets as of October 31, 2007 and 2006. Prior to our separation, we maintained a full valuation allowance for losses we incurred in the U.S. and Japan, prior to fiscal year 2003.

        Undistributed earnings of our Domestic (US) and Foreign Subsidiaries are indefinitely reinvested in the respective operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

        Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. We are subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Results of Operations

        The following table sets forth certain operating data as a percent of net revenue for the periods presented.

	Year Ended October 31,
	2007	2006	2005
Net revenue:
Products	80.8%	83.0%	77.9%
Services	19.2	17.0	22.1

Total net revenue	100.0	100.0	100.0
Cost of sales:
Cost of products	41.8	42.5	50.0
Cost of services	13.5	12.5	19.3

Total cost of sales	55.3	55.0	69.3

Gross margin	44.7	45.0	30.7

Operating expenses:
Research and development	12.0	12.7	22.1
Selling, general and administrative	19.1	19.2	29.4
Restructuring charges	0.1	2.1	1.5
Separation costs	0.5	8.9	0.7

Total operating expenses	31.7	42.9	53.7
Income (loss) from operations	13.0	2.1	(23.0)
Other income (expense), net	2.0	0.6	(0.2)

Income (loss) before income taxes	15.0	2.7	(23.2)

Provision for income taxes	2.2	2.7	2.9

Net income (loss)	12.8%	0.0%	(26.1)%

Net Revenue

	Year Ended October 31,
				2007 over 2006 Change	2006 over 2005 Change
	2007	2006	2005
	(in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$333	$442	$267	(24.7)%	65.5%
Memory Test	282	204	88	38.2%	131.8%

Net revenue from products	$615	$646	$355	(4.8)%	82.0%
Net revenue from services	146	132	101	10.6%	30.7%

Total net revenue	$761	$778	$456	(2.2)%	70.6%

        Our revenues by geographic region for fiscal years 2007, 2006 and 2005 are as follows:

	Year Ended October 31,
				2007 over 2006 Change	2006 over 2005 Change
	2007	2006	2005
	($ in millions)
North America	$222	$246	$124	(9.8)%	98.4%
As a percent of total net revenue	29.2%	31.6%	27.2%
Europe	$32	$48	$43	(33.3)%	11.6%
As a percent of total net revenue	4.2%	6.2%	9.4%
Asia-Pacific, excluding Japan	$455	$405	$195	12.3%	107.7%
As a percent of total net revenue	59.8%	52.0%	42.8%
Japan	$52	$79	$94	(34.2)%	(16.0)%
As a percent of total net revenue	6.8%	10.2%	20.6%

Total net revenue	$761	$778	$456	(2.2)%	70.6%

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

        Net revenue for fiscal year 2007 was $761 million, a decrease of $17 million, or 2.2%, from the $778 million achieved in fiscal year 2006. Net product revenue for fiscal year 2007 was $615 million, a decrease of $31 million, or 4.8%, from $646 million achieved in fiscal year 2006. The decrease in product revenue was primarily due to lower sales volume of our SOC/SIP test systems, partially offset by higher revenue from sales of our memory test systems, spurred by continued strong demand for hand-held consumer products as well as the expansion of the markets that we serve into NAND flash and flash final test.

        Net product revenue from sales of our SOC/SIP/High-speed memory test systems decreased by $109 million, or 24.7%, in fiscal year 2007, compared to fiscal year 2006, primarily due to weakness in demand for our SOC/SIP/High-speed memory test systems during the first half of fiscal year 2007, particularly from sub-contractors. During the second half of fiscal year 2007, however, we did experience an increase in demand for our SOC/SIP/High-speed memory test systems, driven by our new product introductions. Net product revenue from sales of our memory test systems increased by $78 million, or 38.2%, in fiscal year 2007, compared to fiscal year 2006, primarily due to strong sales of flash memory devices as a result of greater demand for hand-held consumer products, as well as expansion of our addressable markets into NAND flash and flash final test.

        Service revenue in fiscal year 2007 accounted for $146 million, an increase of $14 million, or 10.6%, compared to the $132 million achieved in fiscal year 2006. The increase in service revenue is primarily attributable to our growing installed base.

        Net revenue in fiscal year 2006 was $778 million, an increase of $322 million, or 70.6%, from the $456 million achieved in fiscal year 2005. Net product revenue in fiscal year 2006 was $646 million, an increase of $291 million, or 82.0%, from the $355 million achieved in fiscal year 2005. The increase in net product revenue was primarily a result of a higher volume of sales enabled by increased overall demand for our products. Net product revenue from our SOC/SIP/high-speed memory test systems increased by $175 million, or 65.5%, with most of the sales being of the enhanced version of our 93000 Series platform. Continued customer demand for our 93000 Series platform increased our penetration in a breadth of applications, from next generation graphics and wireless gaming, to high-end SOC applications and digital consumer applications as well as SOC solutions with RF capabilities. During the fourth quarter of fiscal 2006, we experienced some weakness in demand for our SOC/SIP/high-speed memory test systems, particularly from sub-contractors. As a result, a higher portion of our net revenue during the latter part of fiscal 2006 has come from our IDM customers. Sales of our memory test systems also contributed to the net product revenue increase, with net product revenue from our memory test systems increasing by $116 million, or 131.8%. Substantially all of these sales were of the enhanced version of our Versatest V5000 Series platform, which was introduced in late fiscal year 2004. This demand was primarily a result of strong sales of flash memory devices as a result of greater demand for hand-held consumer products, as well as expansion of our addressable markets into NAND flash and flash final test. Service revenue for fiscal year 2006 accounted for $132 million, or 17.0% of net revenue, compared to $101 million, or 22.1% of net revenue for fiscal year 2005. The increase in service revenue is attributed to our growing installed base and increased services associated with a strong demand for products at the end of fiscal year 2006.

        We derive a significant percentage of our net revenue from outside North America. Net revenue from customers located outside of North America represented 70.8%, 68.4% and 72.8% of total net revenue in fiscal years 2007, 2006, and 2005, respectively. Net revenue in North America was lower by 9.8% in fiscal year 2007, compared to fiscal year 2006, due to the continuing outsourcing by our North American customers to contract manufacturers in Asia. Net revenue in Asia (including Japan) was higher by 4.8% in fiscal year 2007, compared to fiscal year 2006. We expect this trend of increasing sales in Asia (including Japan) to continue as semiconductor manufacturing activities continue to concentrate in that region.

Cost of Sales

Cost of Products

	Year Ended October 31,
				2007 over 2006 Change	2006 over 2005 Change
	2007	2006	2005
	($ in millions)
Cost of products	$318	$331	$228	(3.9)%	45.2%
As a percent of product revenue	51.7%	51.2%	64.2%

        Cost of Products.    Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

        The decrease in cost of products of approximately $13 million, or 3.9%, in fiscal year 2007, compared to fiscal year 2006, was primarily due to a decrease in product shipments, cost savings realized from the streamlining of our infrastructure costs, $8 million lower restructuring and separation costs and $6 million lower excess and obsolete inventory-related charges. These decreases were partially offset by $5 million higher freight and duty expenses and $4 million higher warranty costs. Cost of products as a percent of net product revenue increased by 0.5 percentage points in fiscal year 2007, compared to fiscal year 2006, primarily as a result of a decrease in product shipments and product mix, partially offset by less inventory write-offs for discontinued products and cost savings realized from the streamlining of our infrastructure costs. Excess and obsolete inventory-related charges in fiscal year 2007 were $12 million, compared to $18 million in fiscal year 2006. In addition, we sold previously written down inventory of $4 million and $11 million in fiscal years 2007 and 2006, respectively. The sales of previously written down inventory reduced cost of products as a percentage of product revenue by approximately 0.3 and 0.9 percentage points for fiscal years 2007 and 2006, respectively.

        Our cost of products included approximately $4.4 million of restructuring and separation charges in fiscal year 2007, compared to approximately $12 million in fiscal year 2006. Our cost of products also included approximately $1.7 million of SFAS No. 123(R) share-based compensation expense in both fiscal years 2007 and 2006. As of October 31, 2007, we held inventory that was previously written down by $35 million and is primarily composed of component raw material. We continue to dispose of the remaining inventory on a recurring basis.

        The increase in cost of products of $103 million, or 45.2%, in fiscal year 2006, compared to fiscal year 2005, was directly related to the increase in products shipped in 2006. The decrease in cost of products as a percent of net product revenue, compared to fiscal year 2005, was a result of higher revenue, higher margins from both our product lines, less inventory write-offs for discontinued products as well as our cost savings realized from our move to a new manufacturing model. This decrease was partially offset by higher performance-based variable compensation costs in fiscal year 2006. Excess and obsolete inventory-related charges in fiscal year 2006 were $18 million, compared to $25 million in fiscal year 2005. In addition, we sold previously written down inventory of $11 million and $7 million in fiscal years 2006 and 2005, respectively. The sales of previously written down inventory reduced cost of products as a percentage of product revenue by approximately 0.9 and 1.3 percentage points for fiscal years 2006 and 2005, respectively.

        Our costs of products in absolute amount are expected to increase or decrease with revenue. As a percent of net product revenue, these costs will vary depending on a variety of factors, including the mix of system configurations in a particular period, competitive and other pressures on pricing and our ability to manage inventory levels to avoid excess and obsolete inventory charges. In order to mitigate the risk and to manage our costs through the peaks and troughs of the semiconductor industry, we have streamlined our cost structure by reducing our fixed costs and adding more flexibility to our manufacturing model through the outsourcing of our manufacturing. We believe our efforts will provide us with the flexibility to respond more rapidly to changes in industry conditions and to better capitalize on market opportunities during market upturns, and will provide us with more consistent cost of products.

Cost of Services

	Year Ended October 31,
				2007 over 2006 Change	2006 over 2005 Change
	2007	2006	2005
	($ in millions)
Cost of services	$103	$97	$88	6.2%	10.2%
As a percent of services revenue	70.5%	73.5%	87.1%

        Cost of Services.    Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

        Cost of services increased by $6 million, or 6.2%, in fiscal year 2007, compared to fiscal year 2006, primarily due to the $14 million increase in services revenue and our increased costs needed to support a higher installed base, partially offset by cost savings realized from the streamlining of our infrastructure costs. Cost of services as a percent of service revenue decreased by 3 percentage points, from 73.5% in fiscal year 2006 to 70.5%, reflecting our better utilization of our service personnel as our installed base has increased as well as the benefit of the improved reliability and quality of our current product offering. Our cost of services also included approximately $0.8 million of SFAS No. 123(R) share-based compensation expense in fiscal year 2007, compared to approximately $0.2 million in fiscal year 2006.

        Cost of services increased by $9 million, or 10.2%, in fiscal year 2006, compared to fiscal year 2005, primarily due to higher service revenue being generated from product shipments. Cost of services as a percent of service revenue decreased by 13.6 percentage points, from 87.1% in fiscal year 2005 to 73.5% in fiscal year 2006. The improvement in the cost of services margin is primarily due to the $31 million higher services revenue as well as better utilization of our service personnel as our installed base increased and benefits from the improved reliability and quality of our products. Our cost of services also included approximately $0.4 million of restructuring charges in fiscal year 2006, compared to no such charges in fiscal year 2005 and approximately $0.2 million of SFAS No. 123(R) share-based compensation expense in fiscal year 2006, compared to no such charges for fiscal year 2005.

        As a percent of service revenue, cost of services will vary depending on a variety of factors, including the effect of price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Year Ended October 31,
				2007 over 2006 Change	2006 over 2005 Change
	2007	2006	2005
	($ in millions)
Research and development	$91	$99	$101	(8.1)%	(2.0)%
As a percent of net revenue	12.0%	12.7%	22.1%

        Research and Development.    Research and development ("R&D") expense includes costs related to:

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

        Research and development expense declined by $8 million, or 8.1%, in fiscal year 2007, compared to fiscal year 2006, primarily due to lower project materials as well as cost savings realized from the streamlining of our infrastructure costs, partially offset by $0.4 million higher share-based compensation expenses. R&D expenses included approximately $1.7 million of SFAS No. 123(R) share-based compensation expenses in fiscal year 2007, compared to approximately $1.3 million for fiscal year 2006.

        Research and development expense declined by $2 million, or 2.0%, in fiscal year 2006, compared to fiscal year 2005, primarily due to lower allocated cost from Agilent prior to our separation as well as our continued progress in lowering our post-separation cost structure partially offset by higher performance-based variable compensation expenses and share-based compensation expenses that were recorded in accordance with SFAS No. 123(R). R&D expenses decreased significantly as a percent of net revenue in fiscal year 2006, compared to fiscal year 2005, primarily due to the increase in revenue despite higher performance-based variable compensation expenses and share-based compensation expenses that were recorded in accordance with SFAS No. 123(R). R&D expenses included approximately $1.3 million of SFAS No. 123(R) share-based compensation expenses in fiscal year 2006, compared to no such expenses for fiscal year 2005.

        We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, our research and development expenses have varied only modestly in dollars but vary more significantly as a percent of revenue. As part of our separation from Agilent, we have consolidated our R&D teams in Boeblingen, Germany, for our principal SOC developments and in Cupertino, California, for our memory test products. We believe this will help us concentrate on our technology innovation and decrease our time to market with new products.

Selling, General and Administrative Expenses

	Year Ended October 31,
				2007 over 2006 Change	2006 over 2005 Change
	2007	2006	2005
	($ in millions)
Selling, general and administrative	$145	$149	$134	(2.7)%	11.2%
As a percent of net revenue	19.1%	19.2%	29.4%

        Selling, General and Administrative.    Selling, general and administrative ("SG&A") expense includes costs related to:

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

        Selling, general and administrative expenses decreased by $4 million, or 2.7%, in fiscal year 2007, compared to fiscal year 2006 primarily as a result of cost savings realized from the streamlining of our infrastructure costs, partially offset by wage increases, higher performance-based variable compensation expenses and higher share-based compensation expenses. SG&A expenses included approximately $9.6 million of SFAS No. 123(R) share-based compensation expenses in fiscal year 2007, compared to approximately $7.2 million for fiscal year 2006.

        Selling, general and administrative expenses increased by $15 million, or 11.2%, in fiscal year 2006, compared to fiscal year 2005. This increase was primarily a result of higher performance-based variable compensation expenses, wage increases, higher commission costs on increased sales, and higher share-based compensation expenses that were recorded in accordance with SFAS No. 123(R). These increases were partially offset by cost savings from lower IT and infrastructure costs we experienced subsequent to our separation from Agilent. SG&A expenses included approximately $7.2 million of SFAS No. 123(R) share-based compensation expenses in fiscal year 2006, compared to no such expenses for fiscal year 2005.

        In general, we believe our SG&A expenses will decrease in absolute amount compared to prior periods due to our efforts to streamline our infrastructure and consolidate excess facilities. The expected savings realized from our cost reduction efforts will be partially offset by incremental costs associated with operating as a stand-alone public company, including professional fees such as legal, regulatory and accounting compliance costs that we will incur and share-based compensation expenses that are now being recorded in accordance with SFAS No. 123(R). SG&A expenses can fluctuate due to changes in commission expenses which are tied to changes in sales volume and customer mix.

Restructuring Charges

        A summary of the statement of operations impact of the charges resulting from all restructuring plans for fiscal years ended October 31, 2007, 2006 and 2005 is shown below:

	Year Ended October 31,
	2007	2006	2005
	(in millions)
Restructuring charges (included in cost of sales)	$3	$7	$1
Restructuring charges (included in operating expenses)	1	17	7

Total restructuring charges	$4	$24	$8

        We incurred restructuring charges of $4 million, $24 million and $8 million for fiscal years 2007, 2006 and 2005, respectively. These charges were a result of Agilent's 2005 restructuring plan and Verigy's continued efforts aimed at reducing operational costs, primarily through closing, consolidating and relocating some sites and reducing and realigning our workforce.

        As of October 31, 2007, we had approximately $1.8 million accrued restructuring liabilities, compared to no accrued restructuring liability as of October 31, 2006. In accordance with the separation agreements with Agilent, Agilent retained and paid for all restructuring liabilities associated with its 2005 restructuring plan, except for those liabilities related to 85 employees who were transferred to Flextronics for whom we paid approximately $3 million and are recognizing as expense over the transferred employees requisite service period.

        See Note 17 "Restructuring" of the combined and consolidated financial statements for a description of the restructuring and asset impairment activity.

Separation Costs

        The following table presents the components of separation costs for fiscal years 2007, 2006 and 2005, respectively.

	Year Ended October 31,
	2007	2006	2005
	(in millions)
Separation costs (included in cost of sales)	$1	$8	$—
Separation costs (included in operating expense)	4	75	3

Total of separation costs	5	83	3

Net curtailment and settlement gains (included in costs of sales)	—	(4)	—
Net curtailment and settlement gains (included in operating expenses)	—	(6)	—

Total net curtailment and settlement gains	—	(10)	—

Net separation costs	$5	$73	$3

        In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.

        For fiscal year 2007, we incurred $5 million in separation costs, of which approximately $1 million was recorded in costs of sales. For fiscal year 2006, we incurred $83 million in separation costs, of which approximately $8 million was recorded in costs of sales. For fiscal year 2005, we incurred

$3 million in separation costs, all of which were recorded in operating expenses. We do not expect any significant separation costs on a go-forward basis.

        In fiscal year 2006, we also had a net curtailment and settlement gain of approximately $10 million which pertained to Agilent's U.S. Retirement Plans and Agilent's Post Retirement Benefit Plan. These net curtailment and settlement gains which resulted from the separation of our business from Agilent and the significant workforce reductions we incurred during fiscal year 2006, were recorded by Agilent in accordance with SFAS No. 88 and were pushed down to our business.

Provision for Income Taxes

	Year Ended October 31,
	2007	2006	2005
	(in millions)
Provision for income taxes	$17	$21	$13

        We recorded income tax provisions of $17 million, $21 million and $13 million for fiscal years ended 2007, 2006 and 2005, respectively. Through June 1, 2006, Verigy's income tax expense reflected amounts based on Agilent's consolidated tax profile, thus our income tax expense for the first seven months consisted of allocated expense from Agilent. Since our separation from Agilent on June 1, 2006, our tax expense is based on our new business model and tax status in the countries where we do business.

        As of October 31, 2007 and 2006, we had $46 million and $57 million of deferred tax assets due to temporary differences between the book and tax basis of the net assets, most of which were acquired upon our separation from Agilent. Upon our separation from Agilent, we did not retain any pre-separation deferred tax assets or liabilities which had resulted from historical temporary differences, net operating losses and credit carryforwards. We did, however, retain approximately $4 million of prepaid tax assets upon our separation.

        Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. We are subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Financial Condition

Liquidity and Capital Resources

        As of October 31, 2007, we had $146 million in cash and cash equivalents, compared to $300 million as of October 31, 2006. This decrease was primarily a result of cash used for the purchase of available-for-sale marketable securities partially offset by cash generated from our operations and financing activities.

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

Net Cash Provided By (Used in) Operating Activities

        Net cash provided by operating activities was $121 million in fiscal year 2007, compared to $164 million of net cash provided by operating activities in fiscal year 2006. The $121 million cash generated during fiscal year 2007 was primarily due to net income from our operations of $97 million, a $9 million decrease in our receivables, a $10 million increase in employee compensation and benefits and a $7 million increase in deferred revenue. These were partially offset by a decrease of $31 million in payables to Agilent, a decrease in income taxes and other taxes payable of $9 million and a decrease in other current and long-term assets and liabilities of approximately $5 million. Also, in fiscal year 2007, we had non-cash charges of $13 million from depreciation and amortization, $12 million of inventory write-offs, and $14 million of SFAS No. 123(R) non-cash share-based compensation costs.

        Net cash provided by operating activities was $164 million in fiscal year 2006, compared to $74 million of net cash used for operating activities in fiscal year 2005. The significant net cash generation in fiscal year 2006, compared to fiscal year 2005, was primarily due to our breakeven position in fiscal year 2006 versus a net loss of $119 million in fiscal year 2005. In addition, an increase in our accounts payable and payables to Agilent of $85 million and net liabilities retained by Agilent of $82 million, and a $16 million increase in deferred revenue contributed to the higher cash generation on fiscal year 2006. Also, in fiscal year 2006, we had non-cash charges of $18 million from inventory write-offs, $10 million of SFAS No. 123(R) non-cash share-based compensation costs, and $9 million in depreciation expense. These impacts were partially offset by a $41 million increase in our accounts receivable, $9 million decrease in income taxes payable, and $42 million decrease in the net change of current assets and accrued liabilities. Also, in fiscal year 2006, we had a non-cash net $10 million curtailment and settlement gain.

Net Cash Used in Investing Activities

        Net cash used in investing activities for the fiscal year 2007 was $290 million, compared to $37 million in fiscal year 2006. The $290 million of net investment was primarily related to $568 million invested in available-for-sale securities and $12 million of cash payments for site set-ups and leasehold improvements, partially offset by $290 million of proceeds from sales and maturities of available-for-sale marketable securities. Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities, and reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders' equity, net of tax. In the fourth quarter of fiscal year 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. Based on an analysis of other-than-temporary impairment factors, Verigy recorded a temporary impairment within other comprehensive loss of approximately $1.4 million (net of tax of $0.3 million) at October 31, 2007 related to these auction rate securities. Verigy's marketable securities portfolio as of October 31, 2007 was $402 million. The portfolio includes $142 million (at cost) invested in auction rate securities of which, $49 million (at cost) are currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. As a result, we have classified those securities with failed auctions as long-term assets in our consolidated balance sheet.

        Net cash used in investing activities for the fiscal year 2006 was $37 million, compared to $14 million in fiscal year 2005. The investing activity in fiscal year 2006 was comprised of approximately $20 million for the new ERP and IT infrastructure set-up costs, $10 million relating primarily to capital expenditures for test and computer equipment, office furniture as well as new research and development equipment for use in product and application development and approximately $5 million for new site set-ups as well as leasehold improvements.

Net Cash Provided by (Used in) Financing Activities

        Net cash provided by financing activities for fiscal year 2007 was $14 million, compared to $173 million in fiscal year 2006. The $14 million of net cash proceeds was comprised of approximately $7 million from the exercise of employee stock options, $5 million from contributions by participants of our ESPP Plan, and approximately $2 million for excess tax benefits associated with the exercise of stock options and the vesting of restricted share units.

        Net cash provided by financing activities for the fiscal year 2006 was $173 million, compared to cash provided by Agilent to us of $88 million for fiscal year 2005. In fiscal year 2006, the $173 million was primarily comprised of $121 million of initial public offering proceeds, $19 million of capital contributions from Agilent, plus additional cash infusion from Agilent of $41 million that our business required prior to our separation.

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

Other

        Following our separation from Agilent, Agilent had provided us services and access to resources necessary for our operations. These services and resources included facilities management, site information technology infrastructure, use of various applications and support systems, as well as employee related services for transitional employees remaining with Agilent. The total transition services we received from Agilent totaled $4.4 million and $38 million for fiscal years 2007 and 2006, respectively. As of October 31, 2007, these transition services had ended.

        As of October 31, 2006, we released Agilent from all guarantees or other security obligations that they had entered into on our behalf. These guarantees and security arrangements related to real property lease deposits and guarantees, security for company credit card programs and other credit arrangements and required deposits with governmental trade and tax agencies. As of October 31, 2006, Verigy replaced all the cash deposits that Agilent had made for us on our behalf and also released Agilent from all guarantees and security obligations that they had made for us on our behalf.

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

        We believe that existing cash, cash equivalents and short-term marketable securities of approximately $375 million, together with cash generated from operations, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months. We may require or choose to obtain debt or equity financing in the future. We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

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

        The following table summarizes our contractual obligations at October 31, 2007 (in millions):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$57	$10	$17	$11	$19
Commitments to contract manufacturers and suppliers	117	117	—	—	—
Other purchase commitments	24	24	—	—	—
Long term liabilities	47	—	15	32

Total	$245	$151	$32	$43	$19

        Operating leases.    Commitments under operating leases relate primarily to leasehold property. Following our separation, we have entered into long term lease arrangements for our corporate headquarters in Singapore, our U.S. headquarters in Cupertino, California, and our Boeblingen, Germany facility, the site of our 93000 Series platform development. We have also entered into long-term lease arrangements for our ASIC development office in Colorado, as well as other sales and support facilities around the world.

        Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and historically we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 27% of our purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

        In addition, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $5 million as of October 31, 2007, and $6 million as of October 31, 2006. These amounts are included in other current liabilities in our combined balance sheets at October 31, 2007 and October 31, 2006.

        Other purchase commitments.    These commitments relate primarily to contracts with professional services suppliers, which include third-party consultants for legal, finance, engineering and other administrative services. With the exception of our IT service providers, our purchase commitments from professional service providers are typically cancelable with a notice of 90-days or less without significant penalties. Our agreement with our primary IT service provider requires a notification period of 120 days and includes a termination charge of up to approximately $1.6 million in order to cancel our long-term contract.

        Long-term liabilities.    Long-term liabilities relate primarily to $32 million of defined benefit and defined contribution retirement obligations, $12 million of extended warranty and deferred revenue obligations and approximately $3 million of other long-term liabilities. Upon our separation from Agilent, the defined benefit plans for our employees located in Germany, Korea, Taiwan, France and

Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date, by contributing approximately $3 million into our pension trust accounts during fiscal year 2007. Verigy made approximately $2 million of contributions to the retirement plans during fiscal year 2007. We expect expenses of approximately $7 million in fiscal year 2008 for the retirement plans that have been transferred to us.

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of October 31, 2007 or October 31, 2006.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

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

        We have implemented a hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities of three months or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains underlying exposures. Not withstanding our efforts to mitigate some foreign currency exposures, we do not hedge all of our foreign currency exposures, and there can be no assurances that our efforts will adequately protect us against the risks associated with foreign currency fluctuations. Verigy does not use derivative financial instruments for speculative or trading purposes.

        We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2007 and October 31, 2006, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

        Prior to our separation from Agilent, Agilent hedged net cash flow and balance sheet exposures that were not denominated in the functional currencies of its subsidiaries on a short-term and anticipated basis and gains or losses associated with Agilent's derivative instrument contracts that had been allocated to us. As such, the historical results of our business prior to June 1, 2006, reflected the hedging program in place at Agilent.

Investment and Interest Rate Risk

        We account for our investment instruments in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities. All of our cash and cash equivalents and marketable securities are treated as "available for sale" under SFAS No.115. Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities.

        Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However because we classify our debt securities as "available for sale", no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities would have changed by approximately $0.1 million as of October 31, 2007 and our interest income would have changed by approximately $2 million for our fiscal year 2007.

        Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. In the fourth quarter of fiscal year 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. Based on an analysis of other-than-temporary impairment factors, Verigy recorded a temporary impairment within other comprehensive loss of approximately $1.4 million (net of tax of $0.3 million) at October 31, 2007 related to these auction rate securities. Verigy's marketable securities portfolio as of October 31, 2007 was $402 million. The portfolio includes $142 million (at cost) invested in auction rate securities of which, $49 million (at cost) are currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Verigy Ltd.:

        In our opinion, the combined and consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verigy Ltd. and its subsidiaries at October 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15 (a) 2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in fiscal 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As discussed in Note 2 to the combined and consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006 and the manner in which it accounts for its defined benefit pension and other postretirement plans in fiscal 2007.

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 20, 2007

VERIGY LTD.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2007	2006	2005
	(in millions, except per share amounts)
Net revenue:
Products	$615	$646	$355
Services	146	132	101

Total net revenue	761	778	456
Cost of sales:
Cost of products	318	331	228
Costs of services	103	97	88

Total cost of sales	421	428	316
Operating expenses:
Research and development	91	99	101
Selling, general and administrative	145	149	134
Restructuring charges	1	17	7
Separation costs	4	69	3

Total operating expenses	241	334	245
Income (loss) from operations	99	16	(105)
Other income (expense), net	15	5	(1)

Income (loss) before taxes	114	21	(106)
Provision for taxes	17	21	13

Net income (loss)	$97	$—	$(119)

Net income (loss) per share—basic:	$1.63	$—	$(2.38)
Net income (loss) per share—diluted:	$1.61	$—	$(2.38)
Weighted average shares (in thousands) used in computing basic and diluted net income (loss) per share:
Basic:	59,190	53,356	50,000
Diluted:	59,883	53,356	50,000

The accompanying notes are an integral part of these combined and consolidated financial statements.

VERIGY LTD.

CONSOLIDATED BALANCE SHEETS

	October 31, 2007	October 31, 2006
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$146	$300
Short-term marketable securities	229	—
Trade accounts receivable, net	107	108
Receivables from Agilent	—	8
Inventory	68	87
Other current assets	54	48

Total current assets	604	551
Property, plant and equipment, net	42	44
Long-term marketable securities	48	—
Goodwill	18	18
Other long term assets	59	61

Total assets	$771	$674

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76	$75
Payables to Agilent	1	37
Employee compensation and benefits	53	43
Deferred revenue, current	65	58
Income taxes and other taxes payable	12	23
Other current liabilities	19	15

Total current liabilities	226	251
Long-term liabilities	47	34

Total liabilities	273	285

Commitments and contingencies (Note 21)
Shareholders' equity
Ordinary shares, no par value; 59,704,629 and 58,651,559 issued and outstanding at October 31, 2007 and October 31, 2006, respectively
Additional paid in capital	381	358
Retained earnings	131	34
Accumulated other comprehensive loss	(14)	(3)

Total shareholders' equity	498	389

Total liabilities and shareholders' equity	$771	$674

The accompanying notes are an integral part of these combined and consolidated financial statements.

VERIGY LTD.

COMBINED AND CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year Ended October 31,
	2007	2006	2005
	(in millions)
Cash flows from operating activities:
Net income (loss)	$97	$—	$(119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13	9	6
Excess and obsolete inventory-related charges	12	18	25
Loss on disposal of property, plant and equipment	1	3	—
Share-based compensation	14	10	—
Excess tax benefits from share-based compensation	(2)	—	—
Asset impairment and other exit costs	2	3	—
Pension curtailment and settlement net gains	—	(10)	—
Restructuring charges pushed down by Agilent	—	4	—
Assets and liabilities retained by Agilent due to separation	—	82	—
Changes in assets and liabilities:
Trade accounts receivable, net	1	(33)	(18)
Receivables from Agilent	8	(8)	—
Inventory (Note 10)	2	5	(10)
Accounts payable	1	54	2
Employee compensation and benefits	10	3	2
Payables to Agilent	(31)	31	—
Deferred revenue, current	7	16	10
Income taxes and other taxes payable	(9)	(9)	7
Other current assets and accrued liabilities	(2)	(42)	9
Other long term assets and long term liabilities	(3)	28	12

Net cash provided by (used in) operating activities	121	164	(74)
Cash flows from investing activities:
Purchases of investments	—	(1)	(3)
Purchases of available-for-sale marketable securities	(568)	—	—
Proceeds from sales and maturities of available-for-sale marketable securities	290	—	—
Investments in property, plant and equipment, net (Note 12)	(12)	(36)	(11)

Net cash used in investing activities	(290)	(37)	(14)
Cash flows from financing activities:
Net proceeds from sale of ordinary shares (IPO Proceeds)	—	121	—
Capital contributions by Agilent	—	19	—
Borrowings from Agilent	—	25	—
Repayment of debt to Agilent	—	(25)	—
Distribution of share-based compensation (Note 8)	—	(8)	—
Issuance of ordinary shares under employee stock plans	12	—	—
Excess tax benefits from share-based compensation	2	—	—
Cash receipts from Agilent related to sale of net assets	—	535	—
Cash payments to Agilent related to sale of net assets	—	(531)	—
Net Agilent invested equity	—	37	88

Net cash provided by financing activities	14	173	88
Effect of exchange rate movements	1	—	—

Net increase in cash and cash equivalents	(154)	300	—
Cash and cash equivalents at beginning of period	300	—	—

Cash and cash equivalents at end of period	$146	$300	$—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9	$6	$—
Other non-cash activities:
Deferred tax assets acquired upon separation	$—	$43	$—
Fixed assets (included in payables to Agilent) purchased from Agilent	$—	$6	$—

The accompanying notes are an integral part of these combined and consolidated financial statements.

VERIGY LTD.

COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares
					Accumulated Other Comprehensive Income (loss)
	Number of Shares	Additional Paid-In Capital	Owner's Net Investment	Retained Earnings		Total
	(in millions, except number of shares in thousands)
Balance at October 31, 2004	—	$—	$117	$—	$2	$119
Components of comprehensive loss:
Net loss	—	—	(119)	—	—	(119)
Foreign currency translation, net of tax	—	—		—	(1)	(1)

Total comprehensive loss						(120)

Net investment by Agilent	—	—	88	—	—	88

Balance as of October 31, 2005	—	—	86	—	1	87

Components of comprehensive loss:
Net loss (pre-separation)	—	—	(36)		—	(36)
Net income (post separation)				36		36
Change in minimum pension liability, net of tax	—	—	—	—	(2)	(2)
Change in foreign currency translation, net of tax	—	—	—	—	(1)	(1)

Total comprehensive loss						(3)

Capital contribution from Agilent (Pre-separation)	50,000	186	(50)	—	(1)	135
Capital contribution from Agilent (post separation)	—	19	—	—	—	19
Net repayments to Agilent (post separation)	—	(13)	—	—	—	(13)
Issuance of ordinary shares, net (IPO)	8,652	121	—	—	—	121
Loss on initialization of pension liability position	—	—	—	(2)	—	(2)
Deferred tax assets acquired upon separation	—	43	—	—	—	43
Share-based compensation (Verigy options)	—	2	—	—	—	2

Balance as of October 31, 2006	58,652	358	—	34	(3)	389

Components of comprehensive income:
Net income	—	—		97	—	97
Change in unrealized gain (loss) on marketable securities, net of tax					(1)	(1)
Change in minimum pension liability, net of tax	—	—	—	—	1	1
Change in foreign currency translation, net of tax	—	—	—	—	1	1

Total comprehensive income						98

Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(12)	(12)
Issuance of ordinary shares under employee stock plans	711	7	—	—	—	7
Issuance of ordinary shares under the employee stock purchase plan	341	5	—	—	—	5
Excess tax benefits from stock option exercises	—	2	—	—	—	2
Share-based compensation	—	14	—	—	—	14
Changes in deferred taxes related to separation from Agilent	—	(5)	—	—	—	(5)

Balance as of October 31, 2007	59,704	$381	$—	$131	$(14)*	$498

*
Comprised of adjustment to initially apply SFAS No. 158, net of tax of $(12) million, change in foreign currency translation, net of tax of $1 million, change in unrealized loss on marketable securities and derivatives, net of tax of $(2) million, and capital contribution from Agilent (pre-separation) of $(1) million.

The accompanying notes are an integral part of these combined and consolidated financial statements.

1. OVERVIEW

Overview

        Verigy ("we," "us" or the "Company") designs, develops, manufactures and supports semiconductor test equipment and provides test system solutions that are used in the manufacture of System-on-a-Chip (SOC), System-in-a-Package (SIP), high-speed memory and memory devices. In addition to test equipment, our solutions include consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

        Prior to our initial public offering, we were a wholly owned subsidiary of Agilent. On June 16, 2006, we completed our initial public offering and became a separate stand-alone publicly-traded company incorporated in Singapore focused on technology and innovation in semiconductor testing. Effective October 31, 2006 ("the distribution date"), Agilent distributed the 50 million Verigy ordinary shares it owned to its shareholders. See Note 4, "IPO, Separation from Agilent and Distribution" for further information regarding our initial public offering, our separation from Agilent and Agilent's distribution of our ordinary shares to its shareholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of presentation.    The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30, and July 31. Unless otherwise stated, all dates refer to our fiscal years and fiscal periods. Amounts included in the accompanying combined and consolidated financial statements are expressed in U.S. dollars.

        Prior to June 1, 2006, we had operated as part of Agilent, and not as a stand-alone company. Therefore, the accompanying combined and consolidated financial statements prior to June 1, 2006, were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy. The expense and cost allocations prior to June 1, 2006, have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided by Agilent or the benefit received by us from Agilent.

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

        See Note 5, "Transactions with Agilent" for further information regarding the relationships we have with Agilent.

        Reclassifications.    Certain amounts in the combined and consolidated financial statements as of and for the years ended October 31, 2005 and October 31, 2006, were reclassified to conform with the presentation used in 2007.

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

        Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our combined financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets and accounting for income taxes.

        Revenue recognition.    Net revenue is derived from the sale of products and services and is adjusted for returns and allowances, which historically have been insignificant. Consistent with the SEC's Staff Accounting Bulletin No. 104, or "SAB 104," we recognize revenue on the sale of semiconductor test equipment when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when service has been performed. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. At the time we take an order, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. To the extent that a contingent payment exceeds the fair value of the undelivered element, we defer the contingent payment.

        Product revenue.    Our product revenue is generated predominantly from the sales of various types of test equipment. Software is embedded in many of our test equipment products, but the software component is considered to be incidental. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. For products that include installation, if we have previously successfully installed similar equipment, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete.

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

        Warranty revenue and cost.    We generally provide a one-year warranty on products commencing upon installation or delivery. We accrue for warranty costs in accordance with Statement of Financial Standards No. 5, "Accounting for Contingencies" ("SFAS No. 5"), based on historical trends in warranty charges as a percentage of gross product shipments. Estimated warranty charges are recorded within cost of products at the time revenue is recognized and the liability is reported in other current liabilities on the combined and consolidated balance sheet. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. For some products we also sell extended warranties beyond one year. Revenue related to our extended warranty contracts beyond one year is recorded as long-term deferred revenue in the combined and consolidated balance sheet and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred.

        Deferred revenue.    Deferred revenue is primarily comprised of extended warranty, revenue deferred for installations yet to be completed, and advanced billing and customer deposits for service, support and maintenance agreements.

        Trade accounts receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of our receivables, among other factors. We do not have any off-balance-sheet credit exposure related to our customers. Our allowance for doubtful accounts was $0.1 million, $0.1 million and $0.2 million as of October 31, 2007, 2006, and 2005, respectively.

        Restructuring.    We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring charges are workforce reductions, consolidating facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance payments. Plans to eliminate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for elimination of excess facilities when we have vacated the premises. Asset impairments primarily consist of property, plant and equipment associated with excess facilities being eliminated, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the property, plant and equipment. Prior to our separation from Agilent, the charges associated with consolidating facilities and asset impairment charges incurred by Agilent were allocated to Verigy to the extent the underlying benefits related to our business. These estimates were derived using the guidance of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), Staff Accounting Bulletin 100, "Restructuring and Impairment Charges" ("SAB 100"), Emerging Issues Task Force 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and lastly, SFAS No. 146 "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

        Share-based compensation.    We account for share-based awards in accordance with Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment ("SFAS No. 123(R)") which was effective November 1, 2005 for Verigy. Under this standard, share-based compensation expense is primarily based on estimated grant date fair value using the Black-Scholes option pricing model and is recognized on a straight-line basis for awards granted after November 1, 2005 over the vesting period of the award. For awards issued prior to November 1, 2005, we recognize share-based compensation expense based on FASB Interpretation 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25", which provides for accelerated expensing. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. We incurred $14 million and $10 million in share-based compensation expense during fiscal 2007 and 2006. We did not incur any share-based compensation expense in 2005. Also see Note 8 "Share-based compensation" of the combined and consolidated financial statements.

        Retirement and post-retirement plan assumptions.    Retirement and post-retirement benefit plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and therefore are subject to estimation. Retirement and post-retirement accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service based on the terms of the plans and the investment and funding decisions made by us. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of U.S. GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include the health care cost trend rate, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover and retiree mortality rates. We evaluate these assumptions at least annually.

        The discount rate is used to determine the present value of future benefit payments at each measurement date (October 31 for U.S. plans and September 30 for non-U.S. plans). The discount rate for U.S. plans was determined based on published rates for high quality corporate bonds. The discount rate for non-U.S. plans was generally determined in a similar manner. Differences between the expected future cash flows of our plans and the maturities of the high quality corporate bonds are not expected to have a material impact on the selection of discount rates. As discount rates decrease we would expect our net plan costs to increase and as discount rates increase we would expect our net plan costs to decrease. SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"), became effective for us as of October 31, 2007 and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and postretirement benefit plans such as retiree health and life, with current year changes recognized in shareholders' equity. At October 31, 2007, in order to recognize the funded status of its pension and post-retirement benefit plans in accordance with SFAS No. 158, the Company recorded additional liabilities by a cumulative amount of $18 million of which $12 million (net of tax of $6 million) was recorded as a increase to accumulated other comprehensive loss. These losses are being recognized over the expected average future service lives of plan participants. Also see Note 18 "Retirement plans and Post-Retirement Benefits".

        The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns. Declining rate of return assumptions generally result in increased pension expense while increasing rate of return assumptions generally result in lower pension expense. A one percent change in the estimated long-term return on pension plan assets would result in a $0.3 million impact on pension expense for our fiscal year 2007. There are no plan assets related to our post-retirement health care plans.

        Workforce-related events such as restructurings or divestitures can result in curtailment and settlement gains or losses to the extent they have an impact on the average future working lifetime or total number of participants in our retirement and postretirement plans.

        Goodwill and purchased intangible assets.    We adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") on November 1, 2002 and recorded an allocation of goodwill from Agilent. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Impairment indicators include the significant decrease in market price of an asset, significant adverse changes in the extent or use or physical condition of an asset, significant adverse change in legal or regulatory factors affecting an asset, accumulation of costs significantly in excess of expected costs to acquire or construct an asset, operating or cash flow losses (or projections of losses) that demonstrates continuing losses associated with the use of an asset, or a current expectation that is more likely than not, that an asset will be sold or disposed of significantly before the end of its previously estimated useful life. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally three to five years.

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

        Advertising.    Business specific advertising costs are expensed as incurred. Advertising costs were insignificant for all three years presented. Prior to our separation from Agilent, some corporate advertising expenses were allocated to us by Agilent as part of corporate allocations described in Note 5 "Transactions with Agilent" but are not separately identifiable.

        Research and development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

        Net income (loss) per share.    Basic net loss per share is computed by dividing net loss—the numerator—by the weighted average number of common shares outstanding—the denominator—during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net loss per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises and unamortized share based compensation. The calculation of dilutive net loss per share excludes shares of potential ordinary shares if the effect is anti-dilutive.

        Cash and cash equivalent.    We classify highly liquid investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash and cash equivalents consist of cash deposited in checking and money market accounts.

        Marketable Securities.    We account for our short-term marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). We classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years.

        Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders' equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for fiscal year 2007. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

        Accounting for income taxes.    We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.

        We are required to assess the realization of our net deferred tax assets and the need for a valuation allowance. This assessment requires that our management make judgments about benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. We had no valuation allowance against any net deferred tax assets as of October 31, 2007 and 2006. Prior to our separation from Agilent, we maintained a full valuation allowance for losses we incurred in the U.S. and Japan, prior to fiscal year 2003.

        Undistributed earnings of our Domestic (US) and Foreign Subsidiaries are indefinitely reinvested in the respective operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

        Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. We are subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

        Fair value of financial instruments.    The carrying values of accounts receivable, accounts payables, accrued employee compensation and benefits and other accrued liabilities approximate fair value because of their short maturities. The fair values of marketable securities are reported in Note 9 "Marketable Securities".

        Concentration of credit risk.    We sell our products through our direct sales force. In fiscal year 2007, two customers accounted for 10% or more of our net revenue. In fiscal year 2006, one customer accounted for 10% or more of our net revenue. In fiscal year 2005, no single customer accounted for 10% or more of our net revenue. As of October 31, 2007, two customers accounted for 27.8% of our accounts receivable balance with one accounting for 15.4% and another accounting for 12.4%. As of October 31, 2006, one customer accounted for 20.2% of our accounts receivable balance. We perform ongoing credit evaluations of our customers' financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.

        Concentration of suppliers and contract manufacturers.    Certain components and parts used in our products are procured from a single or a limited group of suppliers, some of whom are relatively small in size. The failure of these suppliers to meet our requirements in a timely manner could impair our ability to ship products and to realize the related revenues when anticipated which could adversely affect our business and operating results. We rely entirely on contract manufacturers, which gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs.

        Derivative instruments.    We have implemented a hedging strategy that is intended to mitigate our foreign currency exposure by entering into foreign currency forward contracts that have maturities of three months or less. These contracts are used to reduce our risk associated with exchange rate movement, as gains and losses on these contracts are intended to offset exchange losses and gains underlying exposures. In addition, Agilent had historically used such instruments and prior to our separation, part of its gain or loss has been allocated to us. Prior to our separation, Agilent had entered into foreign exchange contracts, primarily forward contracts and purchased options, to hedge exposures to changes in foreign currency exchange rates. These contracts were designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated revenue and expense transactions and assets and liabilities that are denominated in currencies other than the functional currency of the entity that has the exposure. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Verigy does not use derivative financial instruments for speculative or trading purposes.

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

        Capitalized software.    We capitalize certain internal and external costs incurred to acquire or create internal use software in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software is included in property, plant and equipment and is depreciated over three to six years when development is complete.

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

        Foreign currency translation.    We follow SFAS No. 52 "Foreign Currency Translation" for both the translation and remeasurement of balance sheet and income statement items into U.S. Dollars. For those business units that operate in a local currency functional environment, all assets and liabilities are translated into U.S. Dollars using the exchange rates in effect at the end of the period; revenue and expenses are translated using average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders' equity.

        For those business units that operate in a U.S. Dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. Dollars using the exchange rates in effect at the end of the period except for nonmonetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are generally remeasured at monthly exchange rates which approximate average exchange rates in effect during each year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. An allocation from Agilent of the applicable gains or losses from foreign currency remeasurement for periods prior to June 1, 2006 is included in other income (expense), net in the combined and consolidated statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. We expect to adopt this pronouncement beginning in our fiscal year 2008 and we have not yet determined the potential financial impact of adopting FIN 48.

        In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. Verigy applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to the combined and consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 may have on our combined and consolidated financial statements upon adoption in fiscal 2009.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as well as recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur through comprehensive income. The pronouncement also specifies that a plan's assets and obligations that determine its funded status be measured as of the end of Company's fiscal year, with limited exceptions. Under SFAS No. 158, certain previously unrecognized actuarial gains and losses and previously unrecognized prior service costs for both the pension and other post-retirement benefit plans as well as a previously unrecognized transition obligation for the other post-retirement benefit plan are required to be recognized. These amounts were not required to be recorded on the Company's Consolidated Balance Sheet before the adoption of SFAS No. 158, but were instead amortized over a period of time. In accordance with SFAS No. 158, the Company has recognized the funded status of its benefit plans and implemented the disclosure requirements of SFAS No. 158 at October 31, 2007. The requirement to measure the plan assets and benefit obligations as of the Company's fiscal year-end date will not be effective until fiscal years ending after December 15, 2008 and will be adopted by the Company by the end of fiscal 2009. At October 31, 2007, in order to recognize the funded status of its pension and post-retirement benefit plans in accordance with SFAS No. 158, the Company recorded additional liabilities by a cumulative amount of $18 million of which $12 million (net of tax of $6 million) was recorded as a increase to accumulated other comprehensive loss. These losses are being recognized over the expected average future service lives of plan participants. Also see Note 18 "Retirement plans and Post-Retirement Benefits".

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS No. 157 may have on our combined and consolidated financial statements upon adoption in fiscal 2009.

4. IPO, SEPARATION FROM AGILENT, AND DISTRIBUTION

        On June 16, 2006, we completed our initial public offering ("IPO") of 8.5 million ordinary shares at a price of $15 per share, which less underwriting discount and commission, resulted in aggregate net proceeds of approximately $118.6 million. On July 6, 2006, the underwriters of the IPO exercised a portion of their over-allotment option which resulted in the issuance of additional 151,559 shares and generated approximately $2.1 million in net proceeds. The remaining portion of the underwriters' over-allotment option has lapsed. As part of the offering, Agilent made a one-time payment to us of $19.3 million, the amount by which our net proceeds from the IPO were approximately $140 million.

        Following the offering, Agilent owned 50 million ordinary shares or approximately 85 percent of Verigy's ordinary shares. Effective October 31, 2006, Agilent distributed the 50 million Verigy ordinary shares it owned to its shareholders. Agilent shareholders of record as of October 16, 2006 received 0.122435 ordinary shares of Verigy for each Agilent share owned.

        Verigy and Agilent, and, in some cases, their respective subsidiaries, entered into agreements in connection with the June 1, 2006 separation of our business from Agilent, including a master separation and distribution agreement. These agreements cover a variety of matters, including the transfer, ownership and licensing of intellectual property and other assets and liabilities relating to our business, the use of shared facilities, employee and tax-related matters and the transitional services. In addition, a loan agreement between Agilent and Verigy, provided for a $25 million revolving credit facility from Agilent to Verigy on the separation date with interest at one-month LIBOR plus 50 basis points. As of October 31, 2006, all amounts were paid back and the agreement was terminated. The agreements relating to the separation from Agilent were negotiated and entered into in the context of a parent-subsidiary relationship.

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

        Following our separation from Agilent, Agilent had provided us services and access to resources necessary for our operations. These services and resources included facilities management, site information technology infrastructure, use of various applications and support systems, as well as employee related services for transitional employees remaining with Agilent. The total transition services we received from Agilent totaled $4.4 million and $38 million for fiscal years 2007 and 2006, respectively. As of October 31, 2007, these transition services had ended.

        See Note 5, "Transactions with Agilent" for further information regarding the relationships we have with Agilent.

Indemnifications to Verigy

        In connection with our spin-off, Agilent has agreed to indemnify us for certain liabilities that were excluded from the separation and were not transferred to us, for specified IPO-related liabilities and other specified items.

5. TRANSACTIONS WITH AGILENT

        Prior to our separation, we were a wholly owned subsidiary of Agilent, and thus, our transactions with Agilent were considered inter-company. After our separation date and prior to November 1, 2006, our transactions with Agilent were considered related party transactions since Agilent still owned approximately 85% of our outstanding ordinary shares until October 31, 2006.

Inter-company and Related Party Transactions

        During fiscal year 2007, we did not generate any revenue from the sale of products to Agilent. For fiscal years 2006 and 2005, revenue from the sale of products to Agilent was $1.1 million and $2.0 million, respectively. Net revenue from Agilent, prior to June 1, 2006, was recorded using a cost plus methodology and may not necessarily represent a price an unrelated third party would pay.

        We purchased materials from Agilent during fiscal years 2007, 2006 and 2005 of $11 million, $5 million and $9 million, respectively. Purchases from Agilent prior to June 1, 2006, were recorded in cost of sales based on cost plus methodology.

Allocated Costs

        The combined and consolidated statements of operations include our direct expenses as well as allocations of expenses arising from shared services and infrastructure provided to us by Agilent during fiscal year 2006 and 2005. These allocated expenses include costs of centralized research and development, legal and accounting services, employee benefits, real estate and facilities, corporate advertising, insurance services, information technology, treasury and other corporate and infrastructure services. These expenses were allocated to us using estimates that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by us. The allocation methods include headcount, square footage, actual consumption and usage of services, adjusted invested capital and others.

        Since our separation from Agilent became effective on June 1, 2006, fiscal year 2006 includes only seven months of allocated costs. During fiscal year 2007, there were no allocated costs from Agilent to us.

        Allocated costs during fiscal year 2006 and 2005 that were included in the accompanying combined statements of operations are as follows:

	Year Ended October 31,
	2006	2005
	(in millions)
Cost of products	$16	$26
Research and development	10	21
Selling, general and administrative	39	55
Other (income) expense, net	1	—

Total allocated costs	$66	$102

Receivables from and Payables to Agilent

	Year Ended October 31,
	2007	2006	2005
	(in millions)
Receivables from Agilent	$—	$8	$—
Payables to Agilent	$1	$37	$—

        As of October 31, 2007, we had no receivables from Agilent. During fiscal year 2007, we received approximately $3 million from Agilent for cash collected by Agilent from our customers from sales of our products that occurred prior to November 1, 2006. In addition, during fiscal year 2007, Agilent contributed approximately $3 million into our pension trust accounts, completing its obligation to fund our Germany, Taiwan and Korea defined benefit plans at 100% of the accumulated benefit obligation level as the separation date in accordance with the employee matters agreement between Agilent and us. Also in fiscal year 2007, Agilent completed its obligation to fund the transferred Germany flexible time-off plan by contributing approximately $2 million into our Germany flexible time-off trust account.

        As of October 31, 2007, we had $1 million of payables to Agilent primarily related to transition-related services provided to us by Agilent during the second half of fiscal year 2007. As of October 31, 2006, payables to Agilent consisted of approximately $26 million accrued liabilities for transition-related services provided to us by Agilent, approximately $8 million for capitalized costs relating to new site set ups as well as leasehold improvement for our new U.S. headquarters facilities and approximately $3 million accrued liabilities for the purchase of assets related to our China operations. The total transition services we received from Agilent totaled $4.4 million and $38 million for fiscal years 2007 and 2006, respectively.

        See Note 17, Separation Costs, for separation cost details and net gains associated with curtailment and settlement.

Agreements with Agilent

        We shared and operated under numerous agreements executed by Agilent with third parties, including but not limited to purchasing, manufacturing, supply, and distribution agreements; use of facilities owned, leased, and managed by Agilent; and software, technology and other intellectual property agreements.

6. NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of ordinary shares outstanding. The weighted-average number of ordinary shares outstanding does not include the dilutive effect of ordinary equivalent shares, such as share options and restricted share units. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average ordinary shares outstanding plus the dilutive effect of ordinary equivalent shares, such as share options and other employee stock plans. The calculation of diluted net income (loss) per share excludes shares of potential ordinary shares if the effect is anti-dilutive.

        The following is a reconciliation of the basic and diluted net income (loss) per share computations for the periods presented below:

	Year Ended October 31,
	2007	2006	2005
Basic Net income (loss) per share
Net income (loss) (in millions)	$97	$—	$(119)
Weighted average number of ordinary shares(1)	59,190	53,356	50,000
Basic net income (loss) per share	$1.63	$—	$(2.38)
Diluted net income (loss) per share
Net income (loss) (in millions)	$97	$—	$(119)
Weighted average number of ordinary shares(1)	59,190	53,356	50,000
Potentially dilutive common stock equivalents—stock options and other employee stock plans(1)	693	—	—

Total shares for purpose of calculating diluted net income (loss) per share(1)	59,883	53,356	50,000

Diluted net income (loss) per share	$1.61	$—	$(2.38)

(1)
Weighted average shares are presented in thousands.

        The dilutive effect of outstanding options and restricted share units is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation required by SFAS No. 123(R).

        The following table presents those options to purchase ordinary shares and restricted share units outstanding which were not included in the computation of diluted net income (loss) per share because they were anti-dilutive.

	Year Ended October 31,
	2007	2006	2005
Non-qualified share options
Number of options to purchase ordinary shares (in thousands)	2,849	3,504	—
Weighted-average exercise price	$15.87	$14.06	$—
Average common stock price	$23.29	$16.14	Not Applicable
Restricted share units
Number of restricted share units (in thousands)	292	197	—
Weighted-average exercise price	$18.27	$15.47	$—
Average common stock price	$23.29	$16.14	Not Applicable

        Pursuant to the Master Separation and Distribution Agreement and the Employee Matters Agreement entered into between Verigy Ltd. and Agilent Technologies, Inc. in connection with Verigy's separation from Agilent (collectively the "Separation Agreements"), on October 31, 2006, Agilent cancelled the unvested Agilent equity awards held by Verigy employees as of October 31, 2006 (the "Original Agilent Awards"). In accordance with the Separation Agreements, and in connection with the cancellation of the Original Agilent Awards, the compensation committee of the board of directors of Verigy Ltd. approved and issued under the Verigy Ltd. 2006 Equity Incentive Plan replacement Verigy equity awards to Verigy employees whose Original Agilent Awards were cancelled (the "Replacement Awards").

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

        On October 31, 2006, the board of directors of Verigy approved and issued approximately 2.2 million and 0.05 million replacement options and restricted shares units, respectively. The replacement of the Agilent options with Verigy options was accounted for as a stock option modification in accordance with SFAS No. 123(R).

7. PROVISION FOR TAXES

        We recorded income tax provisions of approximately $17 million, $21 million and $13 million for fiscal years ended October 31, 2007, 2006 and 2005, respectively.

        Through June 1, 2006, Verigy's income tax expense reflected amounts based on Agilent's consolidated tax profile so our income tax expense for the first seven months consisted of allocated expense from Agilent. Since our separation from Agilent on June 1, 2006, our tax expense is based on our new operating structure and tax status in the countries where we do business.

        Prior to June 1, 2006, we considered the U.S. entities as our domestic entities as did Agilent. Following our separation from Agilent, we consider our Singapore entities as our domestic entities since that is where we are incorporated.

        We have negotiated tax incentives with the Singapore Economic Development Board, an agency of the Government of Singapore, which have been approved by Singapore's Ministry of Finance and Ministry of Trade and Industry. Under the incentives, a portion of the income we earn in Singapore during these ten to fifteen year incentive periods is subject to reduced rates of Singapore income tax. The incentive tax rates will expire in various fiscal years beginning in fiscal 2011. The Singapore corporate income tax rate that would apply, absent the incentives, is 18% and 20% for fiscal years 2007 and 2006, respectively. As a result of these incentives, income taxes decreased by $18 million or $0.30 per share (diluted) and $8 million or $0.15 per share (diluted) in fiscal years 2007 and 2006, respectively. In order to receive the benefit of the incentives, we must develop and maintain in Singapore certain functions such as procurement, financial services, order management, credit and collections, spare parts depot and distribution center, a refurbishment center and regional activities like an application development center. In addition to these qualifying activities, we must hire specified numbers of employees and maintain minimum levels of investment in Singapore. We have from two to nine years to phase-in the qualifying activities and to hire the specified numbers of employees. If we do not fulfill these conditions for any reason, our incentive could lapse, our income in Singapore would be subject to taxation at higher rates, and our overall effective tax rate could be between fifteen to twenty percentage points higher than would have been the case had we maintained the benefit of the incentives.

        Our provision for income taxes for fiscal years 2007, 2006, and 2005 are as follows:

		Five Months Ended October 31,	Seven Months Ended May 31,
	Twelve Months Ended October 31, 2007	2006		Twelve Months Ended October 31, 2006	Twelve Months Ended October 31, 2005
	(in millions)
Current:
Domestic (U.S.)	$4	$—	$—	$—	$—
Domestic (Singapore)	4	1	—	1	—
Foreign	8	22	10	32	15
Deferred:
Domestic (U.S.)	(3)	—	—	—	—
Domestic (Singapore)	2	—	—	—	—
Foreign	2	(13)	1	(12)	(2)

Total tax provision	$17	$10	$11	$21	$13

        The table below shows the geographical mix of our pre-tax profit and loss positions for fiscal year 2007, our pre and post separation income and losses for fiscal year 2006, and fiscal year 2005.

		Five Months Ended October 31,	Seven Months Ended May 31,
	Twelve Months Ended October 31, 2007	2006		Twelve Months Ended October 31, 2006	Twelve Months Ended October 31, 2005
	(in millions)
Domestic (U.S.)	$(7)	$—	$(6)	$(6)	$(81)
Domestic (Singapore)	107	24	—	24	—
Foreign	14	22	(19)	3	(25)

Total net income (loss) before taxes	$114	$46	$(25)	$21	$(106)

        The table below reconciles the differences between our domestic statutory income tax rates and our effective tax rate:

		Five Months Ended October 31,	Seven Months Ended May 31,
	Twelve Months Ended October 31, 2007	2006		Twelve Months Ended October 31, 2006	Twelve Months Ended October 31, 2005
	(in millions)
Notional U.S. federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.8)	1.0	—	2.1	—
Foreign income taxed at different rates	(14.6)	(6.7)	(70.8)	68.9	(21.6)
Nontaxable gain from reversal of prior years' retirement expenses	—	(7.6)	—	(16.6)	—
R&D credits	(1.2)	—	—	—	1.3
Other, net	(3.5)	—	—	0.5	0.7
Valuation allowance—others	—	—	(8.6)	10.1	(27.5)

	14.9%	21.7%	(44.4)%	100.0%	(12.1)%

        Our income taxes payable were approximately $11 million, $15 million and $31 million, at October 31, 2007, 2006 and 2005 respectively. These amounts are included within income taxes and other taxes payable. The payables as of fiscal year end October 31, 2006 and 2005 represent amounts that had not been settled through the Agilent invested equity account at the respective fiscal years.

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities used for financial reporting and tax purposes. We had no net deferred tax liabilities as of fiscal years ended October 31, 2007 and 2006. The significant components of deferred tax assets included in the combined and consolidated balance sheets as of October 31, 2007 and 2006 are:

	Year Ended October 31,
	2007	2006
	Deferred Tax Assets	Deferred Tax Assets
	(in millions)
Inventory	$7	$7
Property, plant and equipment	3	6
Intangible	15	25
Pension liabilities	6	1
Employee benefits, other than retirement	3	5
Other retirement benefits	4	9
Net operating losses and credit carryforwards	1	—
Other	7	4

Total deferred tax asset	$46	$57

        The provisions for income taxes in the combined and consolidated financial statements have been determined on a separate return basis. We are required to assess the realization of our net deferred tax assets and the need for a valuation allowance. This assessment requires that our management make judgments about benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets.

        We had $46 million and $57 million of deferred tax assets as of October 31, 2007 and 2006, respectively, due primarily to temporary differences between the book and tax basis of the net assets which were acquired upon our separation from Agilent. Upon our separation from Agilent, we did not retain any pre-separation deferred tax assets or liabilities which had resulted from historical temporary differences, net operating losses and credit carryforwards. We did, however, retain approximately $4 million of prepaid tax assets upon our separation.

        Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, completion of separation, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. We are subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

        Undistributed earnings of our domestic (US) and foreign subsidiaries are indefinitely reinvested in the respective operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

8. SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

        On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the "2006 EIP"). A total of 10,300,000 ordinary shares were authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights and restricted share units. At October 31, 2007, there were approximately 5.4 million ordinary shares available for issuance under the 2006 EIP.

        Except for replacement options granted in connection with Verigy's separation from Agilent, employee nonqualified stock options have an exercise price no less than 100% of the fair market value of a share on the date of grant, and generally vest at a rate of 25% per year over 4 years. The maximum allowable term is 10 years. Restricted share units awarded to employees pay out in an equal number of shares of stock, and generally vest at a rate of 25% per year over 4 years. Options and restricted share units cease to vest upon termination of employment. If an employee terminates employment due to death, disability or retirement due to age, then the vested portion of the employee's option and restricted share unit award is determined by adding 12 months to the length of his or her actual service, and the option is exercisable as to the vested shares for one year after the date of termination, or, if earlier, the expiration of the term of the option.

        Outside director options vest on the first anniversary of the date of grant and have a maximum term of 5 years. Outside director restricted share units vest on the first anniversary of the date of grant and are payable on the third anniversary of the date of grant. All awards granted to an outside director become fully vested upon the director's termination of services because of death, disability, retirement at or after age 65, or the termination is in connection with a change in control.

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

2006 Employee Shares Purchase Plan

        On June 7, 2006, our board of directors adopted the 2006 Employee Shares Purchase Plan (the "ESPP Plan"). The ESPP Plan is intended to qualify for favorable tax treatment under section 423 of the U.S. Internal Revenue Code. The total number of shares that were authorized for purchase under the plan is 1,700,000.

        Under the ESPP Plan, eligible employees may elect to purchase shares from payroll deductions up to 10% of eligible compensation during 6-month offering periods. The purchase price is (i) 85% of the fair market value per ordinary share on the trading day before the beginning of an offering period or, in the case of the first offering period under the Purchase Plan, 85% of the IPO price; or (ii) 85% of the fair market value per ordinary share on the last trading day of an offering period, whichever is lower. The maximum number of shares that an employee can purchase is 2,500 shares each offering period and $25,000 in fair market value of ordinary shares each calendar year.

        As of October 31, 2007, a total of 341,481 ordinary shares had been issued as a result of purchases made by participants in our ESPP Plan. On the purchase date, May 31, 2007, we issued 197,000 ordinary shares to participants in our ESPP Plan. On the purchase date, November 30, 2006, we issued 144,481 ordinary shares to participants in our ESPP Plan.

Share-Based Compensation for Verigy Options and ESPP Plan

        As of November 1, 2005, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock option awards and employee stock purchases made under the ESPP Plan.

        Subsequent to June 12, 2006, the effective date of our registration statement on from S-1, certain of our employees and directors were granted non-qualified share options and restricted share units ("RSU"). For the newly issued Verigy options, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R) using a straight-line amortization method. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest. Estimated share-based compensation for the period from June 1, 2006 to October 31, 2007 has been reduced for estimated forfeitures. Verigy expenses restricted share units based on fair market value of the shares at the date of grant over the period during which the restrictions lapse.

        In addition, pursuant to the Master Separation and Distribution Agreement and the Employee Matters Agreement entered into between Verigy Ltd. and Agilent Technologies, Inc. in connection with Verigy's separation from Agilent (collectively the "Separation Agreements"), on October 31, 2006, Agilent cancelled the unvested Agilent equity awards held by Verigy employees as of October 31, 2006 (the "Original Agilent Awards"). In accordance with the Separation Agreements, and in connection with the cancellation of the Original Agilent Awards, the compensation committee of the board of directors of Verigy Ltd. approved and issued under the Verigy Ltd. 2006 Equity Incentive Plan replacement Verigy equity awards to Verigy employees whose Original Agilent Awards were cancelled (the "Replacement Awards"). The ratio that was used for the replacement options is the average price of Agilent common stock on October 30, 2006 (the date prior to the distribution date), divided by the average price of Verigy ordinary shares on October 31, 2006 (the day of the distribution).

        Those awards that were provided to employees outside of the United States where options are impractical and/or infeasible due to local requirement or where other awards may obtain more favorable treatment under Applicable Local Law, were cancelled and immediately replaced with Verigy restricted share units. The number of replaced restricted share units was based on the intrinsic value of the closing price of Agilent stock option on distribution date divided by the closing price of Verigy ordinary share on distribution date.

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

Share-Based Payment Award Activity Related to Verigy Options

        The following table summarizes activities related to stock options for fiscal years 2007 and 2006:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2005	—	$—
Granted	1,240	$15.03
Exercised	—	$—
Replacement awards	2,267	$13.53
Cancelled/Forfeited/Expired	(3)	$14.71

Outstanding as of October 31, 2006	3,504	$14.06
Granted	465	$22.75
Exercised(1)	(626)	$13.60
Cancelled/Forfeited/Expired	(63)	$13.91

Outstanding as of October 31, 2007	3,280	$15.38

    (1)
    The total pretax intrinsic value of stock options exercised during fiscal year 2007 was $7.9 million.

        The following table summarizes activities related to restricted share units for fiscal years 2007 and 2006:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2005	—	$—
Granted	143	$14.97
Vested and paid out	—	$—
Replacement awards	54	$16.80
Forfeited	—	$—

Outstanding as of October 31, 2006	197	$15.47
Granted	817	$19.06
Vested and paid out	(134)	$17.54
Forfeited	(10)	$18.59

Outstanding as of October 31, 2007(2)	870	$18.49

        On October 31, 2006, the board of directors of Verigy approved and issued approximately 2.2 million and 0.05 million of replacement options and restricted share units, respectively.

        The following table summarizes information about all outstanding options to purchase shares of Verigy ordinary shares at October 31, 2007:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$ 7.48 - 15.00	1,630	6.12 years	$12.93	$16,392
$15.01 - 20.00	1,356	7.38 years	$16.06	9,392
$20.01 - 25.00	78	6.14 years	$23.42	—
$25.01 - 30.00	216	5.85 years	$26.71	—

	3,280	6.62 years	$15.38	$25,784

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy's closing stock price of $22.99 at October 31, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of October 31, 2007, approximately 638,000 outstanding options were vested and exercisable and the weighted average exercise price was $13.30. As of October 31, 2007, the total number of in-the-money stock options exercisable was 637,602, and the weighted average exercise price was $13.30.

        The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at October 31, 2007:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$14.75 - 15.00(2)	103	$14.97
$15.01 - 20.00	714	$18.35
$20.01 - 25.00	7	$24.71
$25.01 - 30.00	46	$27.53

	870	$18.49

    (2)
    The outstanding restricted share units as of October 31, 2007 include 22 thousand units held by outside directors that are fully vested.

        As of October 31, 2007, the total grant date fair value of our outstanding restricted share units was approximately $16.1 million and the aggregate market value of the unvested outstanding restricted share units was $19.5 million, and the aggregate market value of vested units outstanding was $0.5 million.

Share-Based Compensation for Agilent Options Held by Verigy Employees

        Prior to our separation from Agilent, some of our employees participated in Agilent's stock-based compensation plans. Until November 1, 2005, we accounted for stock-based awards, based on Agilent's stock, using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under the intrinsic value method, we recorded compensation expense related to stock options in our condensed combined and consolidated statements of operations when the exercise price of our employee stock-based award was less than the market price of the underlying Agilent stock on the date of the grant. We had no stock option expenses resulting from an exercise price that was less than the market price on the date of the grant in any of the periods presented.

Share-Based Payment Award Activity Related to Agilent Options Held by Verigy Employees

        The following table summarizes equity share-based payment award for the fiscal years 2006 and 2005:

	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2004	4,109	$28.69
Granted	682	$18.56
Exercised	(282)	$22.13
Cancellations	(11)	$19.31

Outstanding as of October 31, 2005	4,498	$28.12
Granted	584	$33.77
Exercised	(1,358)	$25.10
Cancellations	(241)	$28.52
Net Transfer-Outs—Agilent employees	(1,034)	$29.08
Vested options remaining with Agilent	(1,135)	$29.94
Unvested options replaced with Verigy options and restricted share units	(1,314)	$31.08

Outstanding as of October 31, 2006	—	$—

Impact of the Adoption of SFAS No. 123(R) Related to Agilent Options Held by Verigy Employees

        Agilent adopted SFAS No. 123(R) using the modified prospective transition method beginning November 1, 2005. Accordingly, for the periods prior to our separation, we recorded share-based compensation expense for awards granted prior to, but not yet vested, as of November 1, 2005 as if the fair value method required for pro forma disclosure under SFAS No. 123(R) was in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FIN 28. For share-based awards granted after November 1, 2005, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards, we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for all periods presented has been reduced for estimated forfeitures.

        We recorded the allocation of share-based compensation expenses for Agilent options as an increase in Agilent's invested equity Verigy.

Impact of the Adoption of SFAS No. 123(R) Related to Verigy Options

        The impact on our results for share-based compensation for Verigy options during fiscal years 2007 and 2006, respectively, were as follows:

	Year Ended October 31,
	2007	2006(3)
	(in millions, except per share data)
Cost of products and services	$2.5	$1.8
Research and development	1.7	1.3
Selling, general and administrative	9.6	7.3

	$13.8	$10.4

Impact of share-based compensation expense related to Verigy options on our net income (loss) per share:
Basic	$(0.23)	$(0.19)
Diluted	$(0.23)	$(0.19)

(3)
Amount included share-based compensation for Agilent options of $1.7 million, $1.2 million, and $5.9 million in cost of products and services, research and development, and selling, general and administrative, respectively.

        For fiscal years 2007 and 2006, share-based compensation capitalized within inventory was insignificant.

        The weighted average grant date fair value of awards related to Verigy options granted during fiscal year 2007 was $9.16 per share, respectively, and was determined using the Black Scholes option pricing model. For fiscal year 2006, the weighted average grant date fair value of awards related to Verigy options and Agilent options were $7.28 and $10.38 per share, respectively. For fiscal year 2007, the tax benefit realized from exercised stock options and similar awards was $2.1 million, whereas the tax benefit realized for fiscal years 2006 and 2005 was insignificant.

        As of October 31, 2007 and 2006, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $26.0 million and $19.0 million, respectively. We expect to recognize these share-based awards over 2.36 years on a weighted average basis.

Valuation Assumptions for Verigy Options

        The fair value of options granted was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

	Year Ended October 31,
	2007	2006
Risk-free interest rate for options	4.54%	4.99%
Dividend yield	0.0%	0.0%
Volatility for options	41.5%	55.9%
Expected option life	4.39 years	4.09 years

Valuation Assumptions for the ESPP Plan

	Year Ended October 31,
	2007	2006
Risk-free interest rate for ESPP	5.25%	5.00%
Dividend yield	0.0%	0.0%
Volatility for options	39.1%	38.7%
Expected option life	6 months	6 months

        The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the Company's underlying stock. The price volatility of our stock price was determined on the date of grant using a combination of the average daily historical volatility and the average implied volatility of publicly traded options of our ordinary shares. Management believes that using a combination of historical and implied volatility is more reflective of market conditions and the most appropriate measure of the expected volatility of our stock price. Because we have limited historical data, we used data from peer companies to determine our assumptions for the expected option life. For the risk-free interest rate, we used the rate of return on US Treasury Strips as of the grant dates.

Valuation Assumptions for Verigy "Replacement Award" Options

        The table below summarizes sets of weighted average assumptions used to estimate the fair values, using a Black-Scholes option-pricing model, of those replacement options which were issued to employees at distribution date.

	Year Ended October 31, 2006
	Original Agilent Award	Original Agilent Award Immediately Before Modification	Verigy Modified Replacement Award
Risk-free interest rate for options	4.40%	4.69%	4.70%
Dividend yield	0%	0%	0%
Volatility for options	29.0%	30.4%	55.9%
Expected option life	4.25 years	3.00 years	2.86 years

        The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the Company's underlying stock. For the risk-free interest rate, we used the rate of return on US Treasury Strips as of October 31, 2006 with maturities commensurate with expected option life assumptions. The calculation of fair value of those original Agilent options was based the assumptions chosen by Agilent at grant date. The calculation of fair value immediately before modification was based on Agilent's assumptions at grant date and updated to reflect Agilent's specific experience. The estimated fair value calculations for the replacement options were based on the assumptions chosen by Agilent at the granted date for each option grant and were updated to reflect anticipated Verigy-specific experience.

Valuation Assumptions for Agilent Options Held by Verigy Employees

        The fair value of options granted was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

	Years Ended October 31,
	2006	2005
Risk-free interest rate for options	4.4%	3.55%
Risk-free interest rate for the ESPP	4.5%	2.42%
Dividend yield	0%	0%
Volatility for options	29%	39%
Volatility for the ESPP	29%	37%
Expected option life	4.25 years	4 years
Expected life for the ESPP	6 months – 1.5 years	6 months – 2 years

        The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. Beginning November 1, 2005, the expected stock price volatility assumption was determined using the implied volatility for Agilent's stock. Prior to the adoption of SFAS No. 123(R), a combination of historical and implied volatility was used in deriving our expected volatility assumption. We have determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a combined method of determining volatility.

        Pro forma information.    Pro forma net income (loss) information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") has been determined as if we had accounted for the employee stock options we granted, including shares issuable to our employees under the Agilent Employee Stock Purchase Plan, and the Option Exchange Program, under SFAS No. 123's fair value method.

        The pro forma information for fiscal 2005 was as follows:

Years Ended October 31,
2005
(in millions, except per share data)
Net loss as reported	$(119)
SFAS No. 123(R) based compensation	(17)
Tax benefit	1

Net loss—pro forma	$(135)

Net loss per share, basic and diluted:
As reported	$(2.38)
Pro forma	$(2.70)

9. MARKETABLE SECURITIES

        We account for our short-term marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). We classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. We amortize premiums and discounts against interest income over the life of the investment. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less, and as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we intend to convert them into cash as necessary to meet our liquidity requirements.

        Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the fourth quarter of fiscal year 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. Based on an analysis of other-than-temporary impairment factors, Verigy recorded a temporary impairment within other comprehensive loss of approximately $1.4 million (net of tax of $0.3 million) at October 31, 2007 related to these auction rate securities. Verigy's marketable securities portfolio as of October 31, 2007 was $402 million. The portfolio includes $142 million (at cost) invested in auction rate securities of which, $49 million (at cost) are currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. As a result, we have classified those securities with failed auctions as long-term assets in our consolidated balance sheet.

        Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders' equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for fiscal year 2007. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

        The following table summarizes our marketable security investments as of October 31, 2007:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Short-term marketable securities:
Money market funds	$125	$—	$125
U.S. treasury securities and government agency securities	81	—	81
Corporate debt securities	55	—	55
Auction rate securities	93	—	93

Total short-term available-for-sale investments	$354	$—	$354

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Long-term marketable securities:
Auction rate securities	$49	$(1)	$48

Total long-term available-for-sale investments	$49	$(1)	$48

As Reported:
Cash equivalents			$125
Short-term marketable securities			229
Long-term marketable securities			48

Total at October 31, 2007			$402

        The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at October 31, 2007 are shown in the table below based on their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Less than 1 year	$211	$—	$211
Due in 1 to 2 years	50	—	50
Due after 2 years	142	(1)	141

Total at October 31, 2007	$403	$(1)	$402

10. INVENTORY

        Inventory, net of related reserves, consists of the following:

	October 31, 2007	October 31, 2006
	(in millions)
Raw materials	$25	$37
Work in progress	6	8
Finished goods	37	42

Total inventory	$68	$87

        Finished goods inventory includes demonstration products of $17 million for 2007 and $18 million for 2006. Effective June 1, 2006, we sold approximately $19 million of raw material inventory to Flextronics for approximately net book value. See Note 20 "Flextronics" for further details.

        The total cost of products in the combined and consolidated statements of operations for 2007, 2006 and 2005 included inventory-related gross charges of $12 million, $18 million and $25 million, respectively, for excess and obsolete inventory on our site as well inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, we sold previously written down inventory of $4 million, $11 million, and $7 million, respectively, for the same periods.

11. OTHER CURRENT ASSETS

	October 31, 2007	October 31, 2006
	(in millions)
Current deferred tax assets	$16	$16
Transaction tax receivable	19	17
Prepaid taxes	6	2
Other prepayments	7	9
Sundry receivables	3	3
Other	3	1

Total other current assets	$54	$48

12. PROPERTY, PLANT AND EQUIPMENT, NET

	October 31, 2007	October 31, 2006
	(in millions)
Leasehold improvements	$13	$12
Software	21	22
Machinery and equipment	40	46

Total property, plant and equipment	74	80
Accumulated depreciation and amortization	(32)	(36)

Total property, plant and equipment, net	$42	$44

        We recorded approximately $13 million, $9 million and $6 million of depreciation and amortization expenses for fiscal years 2007, 2006, and 2005, respectively.

13. OTHER LONG TERM ASSETS

	October 31, 2007	October 31, 2006
	(in millions)
Deferred tax assets, non-current	$30	$41
Flexible time off assets	15	11
Investments	3	4
Defined benefit contribution assets	2	1
Lease deposits	5	—
Other	4	4

Total other long term assets	$59	$61

        Our investments consist of investments in private companies accounted for using the cost method as we have no significant influence over the investee. All of our investments are subject to periodic impairment review, which requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. In fiscal year 2007, we had a $2 million charge related to the write-off of a cost-based equity investment that was determined to be impaired on other than a temporary basis. This impairment charge was included in other income (expense), net in the combined and consolidated statements of operations. No impairment charges were recorded in the other periods presented.

        The flexible time off assets relate to amounts set aside to fund vacation, holiday and flexible time-off benefits for our employees in Germany.

        Information about our pension plans and associated assets are presented in Note 18, "Retirement and Post-Retirement Pension Plans".

14. GOODWILL

        A summary of our goodwill activity for fiscal years 2007 and 2006 is shown in the table below:

	October 31, 2007	October 31, 2006
	(in millions)
Beginning balance at November 1	$18	$17
Currency translation adjustment	—	1

Ending balance at October 31	$18	$18

15. GUARANTEES

Standard Warranty

        A summary of our standard warranty accrual activity for fiscal years ended October 31, 2007 and 2006 is shown in the table below; also see Note 19, "Other Current Liabilities and Long-Term Liabilities":

	Year Ended October 31,
	2007	2006
	(in millions)
Beginning balance at November 1	$6	$6
Accruals for warranties issued during the period	13	10
Accruals related to pre-existing warranties (including changes in estimates)	6	—
Settlements made during the period	(16)	(10)

Ending balance at October 31	$9	$6

        In our consolidated balance sheets, standard warranty accrual is presented in other current liabilities.

Extended Warranty

        A summary of our extended warranty deferred revenue activity for October 31, 2007 and 2006 is shown in the table below:

	Year Ended October 31,
	2007	2006
	(in millions)
Beginning balance at November 1	$20	$13
Recognition of revenue	(10)	(6)
Deferral of revenue for new contracts	11	13

Ending balance at October 31	$21	$20

        In our consolidated balance sheets, current deferred revenue is reported separately and long-term deferred revenue is included in long-term liabilities. See Note 19 "Other Current Liabilities and Long-Term Liabilities".

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

        Under the agreements with Agilent, Verigy will indemnify Agilent in connection with Verigy activities conducted prior to and following its separation from Agilent in connection with the businesses that constitute Verigy and the liabilities that Verigy will be specifically assuming under the agreements. These indemnifications will cover a variety of aspects of Verigy's business, including, but not limited to, employee, tax, intellectual property and environmental matters.

        On December 20, 2006, our Board of Directors and the Board of Directors of our primary U.S. subsidiary approved a form of Indemnity Agreement to be entered into between the U.S. subsidiary and each officer and director of the company and each of it's direct and indirect subsidiaries. This Indemnity Agreement is substantially similar to the indemnity agreements previously approved and entered into between the company and each officer and director of the company and its direct and indirect subsidiaries. The U.S. indemnity agreement is intended to supplement the existing indemnity agreements. The laws of the State of Delaware, where the company's primary U.S. subsidiary is incorporated, permit indemnification of directors and officers under a broader range of circumstances than is permitted under the laws of Singapore, where the company is incorporated. As a result of these differences in law, directors and officers of the company and its subsidiaries may be entitled to indemnification under the U.S. Indemnity Agreements in circumstances where the company itself would not be permitted to provide indemnification. The form of U.S. Indemnity Agreement is attached hereto as Exhibit 10.11, and is incorporated by reference in this description.

16. RESTRUCTURING

        Agilent initiated several restructuring plans that have affected Verigy. These plans were designed to reduce costs and expenses in order to return Agilent to profitability. The two main components of these plans are workforce reduction and consolidation of excess facilities.

        We directly incurred and recorded charges relating to these plans. In addition, we recorded charges allocated to us by Agilent for our share of the expenses they incurred to reduce costs for support services such as finance, information technology, and workplace services. Our allocated portion of these costs is included in our combined and consolidated financial statements and the schedules below. All accrued liabilities associated with the allocated costs were recorded by Agilent.

Summary information for Agilent's 2005 Plan

        In fiscal year 2005, Agilent launched a new restructuring program to align its workforce with its smaller organization size after the announced sale of its semiconductor products business and intention to spin us off. As part of this plan, we further reduced our operational costs, primarily through closing, consolidating, and relocating some sites and reducing and realigning our workforce ("2005 Plan"). Under this plan, we took an $22 million charge in fiscal year 2006, $15 million of which related to a reduction in headcount, $4 million of which related to headcount reduction by Agilent for corporate and administrative personnel that had supported our business and $3 million of which related to consolidation of facilities. In accordance with the separation agreements with Agilent, Agilent retained and paid for all restructuring liabilities associated with the 2005 Plan and as such, as of October 31, 2006, we did not record any accrued liabilities relating to this restructuring plan.

Summary of Verigy restructuring charges

        In connection with the transfer of our manufacturing activities to Flextronics in fiscal year 2006, we have transferred approximately 85 employees to Flextronics, and Flextronics has assumed certain pension and other employee liabilities associated with these employees. We are responsible for any liabilities associated with known future severance payments for the transferred employees and will benefit from the future services of these employees as they will be working exclusively on our products. On June 1, 2006, Agilent paid into a trust account approximately $3 million, on our behalf, for the severance payments associated with the transferred employees. On July 14, 2006, we reimbursed Agilent for all these payments, in accordance with the master separation and distribution agreement. Also, we have potential obligation in the future of approximately $2 million associated with these transferred employees. We have deferred these costs and are recognizing them ratably over the employees' period of service until the respective dates of the employees' termination from Flextronics. For fiscal year 2007 and 2006, we recorded $3 and $2 million respectively of these charges in fiscal 2007 in our cost of products and recorded approximately $1 million in charges in our operating expenses relating to headcount reductions as we move our operations to lower cost regions. As of October 31, 2007, we had approximately $2 million in accrued restructuring liability.

        A summary of the statement of operations impact of the charges resulting from all restructuring plans for fiscal years ended October 31, 2007, 2006 and 2005 is shown below:

	Year Ended October 31,
	2007	2006	2005
	(in millions)
Restructuring charges (included in cost of sales)	$3	$7	$1
Restructuring charges (included in operating expenses)	1	17	7

Total restructuring charges	$4	$24	$8

        The restructuring costs allocated to us by Agilent during fiscal 2006 and 2005 included in the table above are shown separately below:

	Year Ended October 31,
	2006	2005
	(in millions)
Restructuring charges (included in cost of sales)	$2	$—
Restructuring charges (included in operating expenses)	9	3

Total restructuring charges	$11	$3

17. SEPARATION COSTS

        The following table presents the components of separation costs for fiscal years 2007, 2006, and 2005, respectively.

	Year Ended October 31,
	2007	2006	2005
	(in millions)
Separation costs (included in cost of sales)	$1	$8	$—
Separation costs (included in operating expense)	4	75	3

Total of separation costs	5	83	3

Net curtailment and settlement gains (included in cost of sales)	—	(4)	—
Net curtailment and settlement gains (included in operating expenses)	—	(6)	—

Total net curtailment and settlement gains	—	(10)	—

Net separation costs	$5	$73	$3

        In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.

        For fiscal year 2007, we incurred $5 million in separation costs, of which approximately $1 million was recorded in cost of sales. For fiscal year 2006, we incurred $83 million in separation costs, of which approximately $8 million was recorded in cost of sales. For fiscal year 2005, we incurred $3 million in separation costs, all of which were recorded in our operating expenses.

        In fiscal year 2006, we also had a net curtailment and settlement gain of approximately $10 million which pertained to Agilent's U.S. Retirement Plans and Agilent's Post Retirement Benefit Plan. These net curtailment and settlement gains which resulted from the separation of our business from Agilent and the significant workforce reductions we incurred during fiscal year 2006, were recorded by Agilent in accordance with SFAS No. 88 and were pushed down to our business.

18. RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

        Verigy adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)" as of October 31, 2007. Upon adoption, SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the Plan's funded status to be the same as the company's fiscal year-end. The requirement to measure the plan assets and benefit obligations as of the Company's fiscal year-end date will not be effective until fiscal years ending after December 15, 2008 and will be adopted by the Company by the end of fiscal 2009. The incremental effect of applying SFAS No. 158 on individual line items on the consolidated balance sheet as of October 31, 2007 was as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(In millions)
Other long-term assets	$53	$6	$59
Other long-term liabilities	$29	$18	$47
Accumulated other comprehensive loss	$2	$12	$14

        Amounts recognized in accumulated other comprehensive loss of $12 million (net of tax of $6 million) consists of unrealized net actuarial losses, of which we expect to recognize approximately $1.2 million as components of net periodic benefit costs over fiscal year ended 2008. Other long-term assets include deferred tax assets relating to pension liabilities.

        General.    Substantially all of our employees are covered under various Verigy defined benefit and/or defined contribution plans. Additionally, we sponsor retiree medical accounts for certain eligible U.S. employees. Prior to the separation, Agilent had sponsored post-retirement health care benefits and a death benefit under the Retiree Survivor's Benefit Plan for our eligible U.S. employees.

  U.S. Retirement and Post-retirement Health Care Benefits for U.S. Employees

        Effective June 1, 2006, Verigy established a new defined contribution benefit plan ("Verigy 401(k) plan") for its U.S employees. Verigy's 401(k) plan provides matching contribution of up to 4% of eligible compensation. Eligible compensation consists of base and variable pay. In addition, we also adopted the profit sharing plan for our U.S. employees, whereby the Company will make a maximum 2% contribution to the employee's 401(k) plan if certain annual financial targets are achieved. A small number of our U.S. employees meeting certain age and service requirements will also receive an additional 2% profit sharing contribution to their 401(k) accounts if certain annual financial targets are achieved.

        Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy's Retiree Medical Account (RMA) Plan. At the date of separation, the present value of Verigy's responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. There are no plan assets related to these obligations and we do not expect to make any contributions in the next fiscal year. For fiscal year 2007 and 2006, the expenses amount recognized under the RMA plan was approximately $0.6 million and $0.2 million, respectively.

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

        For fiscal year 2007 and 2006, we incurred expenses of $2.2 million, $0.7 million, respectively, for the Company's matching expenses for our U.S. employees under the Verigy 401(k) and $1.2 million and $0.5 million, respectively, for the same respective periods for the additional 2% profit sharing contribution provided to a small number of U.S. employees that have met certain requirements.

        Non-U.S. Retirement Benefit Plans.    Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

        Change in Plans.    Upon our separation from Agilent, the defined benefit plans for our employees in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date, by contributing approximately $3.3 million into our pension trust accounts during fiscal year 2007.

        Costs for All U.S. and Non-U.S. Plans.    The following tables provide the principal components of total retirement related benefit plans impact on income (loss) of Verigy:

	U.S. Plans			Non-U.S. Plans			Total
	Year Ended October 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in millions)
Defined benefit pension plan costs	$—	$2	$5	$6	$5	$6	$6	$7	$11
Defined contribution pension plan costs	3	—	—	1	—	—	4	—	—
Non-pension post-retirement benefit costs	1	—	—	—	—	—	1	—	—

Total retirement-related plans costs	$4	$2	$5	$7	$5	6	$11	$7	$11

        Non-U.S. Defined Benefit.    For fiscal years ended October 31, 2007, 2006 and 2005, the net pension costs related to our employees participating in our non-U.S. defined benefit plans were comprised of:

	Year Ended October 31,
	2007	2006	2005
	(in millions)
Service cost—benefits earned during the year	$4.1	$3.8	$2.9
Interest cost on benefit obligation	2.6	2.0	2.2
Expected return on plan assets	(2.0)	(1.7)	(2.3)
Amortization and deferrals:
Actuarial loss	1.2	0.9	0.8

Total net plan costs	$5.9	$5.0	$3.6

        Measurement date.    We use September 30 measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

        Funded status—As of our 2007 and 2006 fiscal year ends, the funded status of our non-U.S. defined benefit plans were:

	Non-U.S. Defined Benefit Plans
	Year Ended October 31,
	2007	2006
	(in millions)
Change in fair value of plan assets:
Fair value—beginning of period	$30.9	$37.1
Actual return on plan assets	0.6	1.6
Employer contributions	5.6	—
Participants' contributions	1.7	—
Change in plan assets due to separation from Agilent	—	(7.3)
Currency impact	4.2	(0.5)

Fair value—end of period	$43.0	$30.9

Change in benefit obligation:
Benefit obligation—beginning of period	$55.9	$53.5
Service cost	4.1	3.8
Interest cost	2.6	2.0
Participants' contributions	1.7	—
Actuarial (gain)/loss	(1.0)	(4.7)
Benefits paid	—	(0.2)
Currency impact	6.7	1.5

Benefit obligation—end of period	$70.0	$55.9

Funded status of the plans	$(27.0)	$(25.0)
Unrecognized prior service cost	—	16.0

(Accrued) prepaid benefit cost -end of year	$(27.0)	$(9.0)

Assets (liabilities) recorded in the balance sheet:
Liabilities	$(27.0)	$(9.0)

        As of October 31, 2007 and 2006, the amounts of the obligations for our non U.S. Defined benefit plans were as follows:

	Year Ended October 31,
	2007	2006
	(in millions)
Aggregate projected benefit obligation ("PBO")	$70	$56
Aggregate accumulated benefit obligation ("ABO")	$46	$40

        Assumptions.    The assumptions used to determine the benefit obligations and expense for all of Verigy's defined benefit and post-retirement benefit plans are presented in the tables below. The impacts of the assumptions listed for the fiscal years 2007, 2006 and 2005 have already been recognized in our combined and consolidated statement of operations. The expected long-term return on assets below is based on the historical rate of return for our chosen asset mix of equities and fixed income investments adjusted for anticipated future movements.

        Assumptions used to calculate the net periodic cost in each year were as follows:

	Year Ended October 31,
	2007	2006	2005
U.S. defined benefit plans:
Discount rate	—	5.75%	5.75%
Average increase in compensation levels	—	4.0%	4.0%
Expected long-term return on assets	—	8.50%	8.50%
Non-U.S. defined benefit plans:
Discount rate	2.25 - 5.25%	2.25 - 6.0%	2.25 - 6.0%
Average increase in compensation levels	3.0 - 4.5%	2.5 - 5.0%	2.5 - 5.0%
Expected long-term return on assets	2.75 - 6.0%	2.75 - 7.5%	4.5 - 7.5%
U.S. post-retirement benefits plans:
Discount rate	6.25%	5.75%	5.75%
Expected long-term return on assets	—%	0.0 - 8.5%	8.5%
Current medical cost trend rate	8.0%	8.0 - 10.0%	10.0%
Ultimate medical cost trend rate	5.0%	5.0%	5.0%
Medical cost trend rate decreases to ultimate rate in year	2010	2010	2010

        Assumptions used to calculate the benefit obligations and the resulting additional minimum pension liability were as follows:

	Year Ended October 31, 2007	Year Ended October 31, 2006	Year Ended October 31, 2005
Non-U.S. defined benefit plans:
Discount rate	2.25 - 5.25%	2.25 - 6.0%	3.5 - 6.0%
Average increase in compensation levels	3.75 - 4.5%	2.5 - 5.0%	3.0 - 5.0%
Expected long-term return on assets	2.75 - 6.0%	2.75 - 7.5%	6.75%

19. OTHER CURRENT LIABILITIES AND LONG-TERM LIABILITIES

        Other current liabilities at October 31, 2007 and 2006 were as follows:

	October 31, 2007	October 31, 2006
	(in millions)
Supplier liabilities	$5	$6
Accrued warranty costs	9	6
Other	5	3

Total other current liabilities	$19	$15

        Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our forecasted production needs. See Note 15, "Guarantees" for additional information regarding warranty accruals.

        Long-term liabilities at October 31, 2007 and 2006 were as follows:

	October 31, 2007	October 31, 2006
	(in millions)
Long-term extended warranty and deferred revenue	$12	$15
Retirement plan accruals	32	15
Other	3	4

Total long-term liabilities	$47	$34

        See Note 18, "Retirement and Post Retirement Pension Plans" for additional information regarding retirement plan accruals.

20. FLEXTRONICS

        In March 2006, we selected Flextronics Telecom Services Ltd. ("Flextronics") as our primary contract manufacturer and signed several asset purchase agreements with them in connection with the transfer of our manufacturing activities to Flextronics, as well as a global manufacturing services agreement. All of these agreements were entered into by Agilent, but upon the separation date, Verigy assumed all of Agilent's rights and obligations under these agreements. Our agreements with Flextronics will expire in March 2010 although it may be automatically extended for subsequent terms of one year, absent nine-month notice of an intention to terminate the agreement from us or Flextronics. The agreements may also be terminated by us or Flextronics for other customary reasons, including if the other party becomes subject to bankruptcy proceedings or materially breaches the agreement. In addition, generally, we may terminate the agreements if Flextronics fails to make a timely delivery on more than 15% of our placed orders in any three-month period. We are not obligated to use Flextronics exclusively to manufacture our products, nor is Flextronics obligated to manufacture test equipment exclusively for us. However, the agreement does require our consent for Flextronics to sell any of our products to unaffiliated third parties.

        Effective June 1, 2006, we sold to Flextronics approximately $19 million of inventory and approximately $2 million of machinery and equipment for approximately net book value. In addition, on October 16, 2006, we paid Flextronics $1.5 million for transition-related services, which we are recognizing as an expense ratably over the manufacturing contract period of approximately 4 years. Also, in connection with these agreements, Flextronics paid us $1.5 million on October 19, 2006 and another $1.5 million on January 16, 2007 that we have deferred and are recognizing ratably over the manufacturing period.

        See Note 16 "Restructuring" for information pertaining to the transfer of approximately 85 employees to Flextronics in fiscal year 2006.

21. COMMITMENTS AND CONTINGENCIES

        Operating Lease Commitments:    Following our separation from Agilent, we entered into various operating lease arrangements with unrelated third parties. The following table reflects our non-cancelable operating lease commitments as of October 31, 2007:

Fiscal Year	Amount
(in millions)
2008	$9.3
2009	10.0
2010	6.8
2011	6.1
2012	4.9
Thereafter	19.4

Total	$56.5

        Rent expense was approximately $5.7 million, $4.6 million, and $2.0 million for fiscal years 2007, 2006, and 2005, respectively. Prior to our separation from Agilent, Agilent had allocated to us our pro rata portion of expenses for rent, property tax, insurance, and routine maintenance.

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

22. OTHER INCOME AND EXPENSE

        The following table presents the components of other income (expense), net for fiscal years ended October 31, 2007, 2006, and 2005:

	Year Ended October 31,
	2007	2006	2005
	(in millions)
Interest and other income	$17	$4	$—
Impairment of cost-based investments	(2)	—	—
Other expense	—	1	(1)

Other income (expense), net	$15	$5	$(1)

        Interest and other income consists primarily of interest on cash, cash equivalents and investments as well as gains and losses from foreign exchange transactions. The increase in interest and other income during fiscal year 2007, compared to fiscal year 2006, is primarily a result of increased interest income from higher cash, cash equivalents and investment balances.

        Also during fiscal year 2007, we incurred a $2 million charge related to the write-off of a cost-based equity investment that was determined to be impaired on an other-than-temporary basis.

23. SEGMENT & GEOGRAPHIC INFORMATION

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires us to identify the segment or segments we operate in. Based on the standards set forth in SFAS No. 131, we operate as one reportable segment; that is, we provide test system solutions that are used in the manufacture of semiconductor devices. Below is the revenue detail for the two product platforms within this segment:

	Year Ended October 31,
	2007	2006	2005
	(in millions)
Net revenue from products
SOC/SIP/High-Speed Memory	$333	$442	$267
Memory	282	204	88

Net revenue from products	615	646	355
Net revenue from services	146	132	101

Total net revenue	$761	$778	$456

Major customers

        In fiscal year 2007, two customers accounted for 31.8% of our net revenue, with one customer accounting for 21.7% and the other accounting for 10.1% of our net revenue. In fiscal year 2006, one customer accounted for 10.1% of our net revenue. In fiscal year 2005, no single customer accounted for 10% or more of our net revenue.

Geographic Net Revenue Information:

	Year Ended October 31,
	2007	2006	2005
	(in millions)
United States	$215	$245	$118
Singapore	428	376	180
Japan	52	79	94
Rest of the World	66	78	64

Total net revenue	$761	$778	$456

        Net revenue is attributed to geographic areas based on the country in which the customer takes title to our products.

Geographic Property, Plant and Equipment Information:

	October 31, 2007	October 31, 2006
	(in millions)
United States	$13	$13
Singapore	17	20
Germany	4	4
China	3	4
Rest of the World	5	3

Total geographic property, plant and equipment	$42	$44

24. SUBSEQUENT EVENTS

Employee Shares Purchase Plan

        Effective November 30, 2007, we issued 155,030 shares as part of the semi-annual Employee Shares Purchase Plan ("ESPP").

Pending Business Combination

        On December 5, 2007, we entered into a definitive agreement to acquire Inovys. Inovys, a privately held company, provides innovative solutions for design debug, failure analysis and yield acceleration for complex semiconductor devices and processes. The acquisition is expected to close in the first quarter of fiscal 2008 and will be accounted for under the purchase method of accounting.

Share Repurchase Program

        On November 27, 2007, the Board of Directors of the Company approved the use of up to $150 million to repurchase up to 10 percent of Verigy's outstanding ordinary shares. The Company will seek to obtain shareholder approval for this repurchase program at its 2008 Annual General Meeting of Shareholders expected to be held in April 2008.

QUARTERLY SUMMARY
(Unaudited)

        The following table presents our unaudited quarterly results of operations, in millions, for each of our last eight quarters through the quarter ended October 31, 2007. This table should be read in conjunction with the combined and consolidated audited annual financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited combined and consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or years.

	Quarter Ended
	Oct. 31, 2007	Jul. 31, 2007	Apr. 30, 2007	Jan. 31, 2007	Oct. 31, 2006	Jul. 31, 2006	Apr. 30, 2006	Jan. 31, 2006
	(in millions except for per share amounts)
Net revenue:
Products	$172	$168	$147	$128	$164	$181	$158	$143
Services	37	36	36	37	38	33	34	27

Total net revenue	209	204	183	165	202	214	192	170
Cost of sales:
Cost of products	85	85	79	69	88	88	81	74
Cost of services	27	26	25	25	25	23	25	24

Total cost of sales	112	111	104	94	113	111	106	98
Gross profit	97	93	79	71	89	103	86	72
Operating expenses:
Research and development	23	23	22	23	24	25	25	25
Selling, general and administrative	38	38	35	34	35	37	40	37
Restructuring charges	1	—	—	—	1	2	8	6
Separation costs	—	1	1	2	13	21	20	15

Total operating expenses	62	62	58	59	73	85	93	83

Income (loss) from operations	35	31	21	12	16	18	(7)	(11)
Other income (expense), net	5	3	4	3	3	2	—	—

Income (loss) before taxes	40	34	25	15	19	20	(7)	(11)
Provision for taxes	8	4	3	2	5	7	4	5

Net income (loss)	$32	$30	$22	$13	$14	$13	$(11)	$(16)

Weighted average net income (loss) per share:
Basic:	$0.53	$0.50	$0.37	$0.22	$0.25	$0.23	$(0.22)	$(0.32)
Diluted:	$0.52	$0.50	$0.36	$0.22	$0.25	$0.23	$(0.22)	$(0.32)
Weighted average shares (in thousands) used in computing net income (loss) per share:
Basic:	59,696	59,428	59,004	58,768	58,652	54,662	50,000	50,000
Diluted:	60,483	60,418	59,945	59,099	58,666	54,681	50,000	50,000

        The following table presents our historical results for the periods indicated as a percent of net revenue:

	Quarter Ended
	Oct. 31, 2007	Jul. 31, 2007	Apr. 30, 2007	Jan. 31, 2007	Oct. 31, 2006	Jul. 31, 2006	Apr. 30, 2006	Jan. 31, 2006
Net revenue:
Products	82.3%	82.4%	80.3%	77.6%	81.2%	84.6%	82.3%	84.1%
Services	17.7	17.6	19.7	22.4	18.8	15.4	17.7	15.9

Total net revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	40.7	41.7	43.2	41.8	43.6	41.1	42.2	43.5
Cost of services	12.9	12.7	13.7	15.2	12.3	10.8	13.0	14.2

Total cost of sales	53.6	54.4	56.9	57.0	55.9	51.9	55.2	57.7
Gross margin	46.4	45.6	43.1	43.0	44.1	48.1	44.8	42.3
Operating expenses:
Research and development	11.0	11.3	12.0	13.9	11.9	11.7	13.0	14.7
Selling, general and administrative	18.2	18.6	19.1	20.6	17.3	17.2	20.8	21.8
Restructuring charges	0.5	—	—	—	0.5	0.9	4.2	3.5
Separation costs	—	0.5	0.5	1.2	6.4	9.8	10.4	8.8

Total operating expenses	29.7	30.4	31.6	35.7	36.1	39.6	48.4	48.8
Income (loss) from operations	16.7	15.2	11.5	7.3	8.0	8.5	(3.6)	(6.5)
Other income (expense), net	2.4	1.5	2.2	1.8	1.4	0.9	—	—

Income (loss) before taxes	19.1	16.7	13.7	9.1	9.4	9.4	(3.6)	(6.5)
Provision for taxes	3.8	2.0	1.7	1.2	2.5	3.3	2.1	2.9

Net income (loss)	15.3%	14.7%	12.0%	7.9%	6.9%	6.1%	(5.7)%	(9.4)%

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2007, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2007, the company's disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, Verigy's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Inherent Limitations on Effectiveness of Controls

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

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2007.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 59 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Appointment of New Director

        On December 19, 2007, Verigy's board of directors appointed a new director to the Company's board, bringing the total number of directors on Verigy's board to eight. Steven W. Berglund joins the board, effective as of January 1, 2008. Mr. Berglund will be a Class III director and will be subject to re-election at the Company's 2008 annual general meeting of shareholders. Mr. Berglund will also serve as a member of the Verigy's Audit Committee. In connection with his appointment, Mr. Berglund will receive Verigy's standard non-employee director cash and equity compensation. Specifically, Mr. Berglund will receive a pro rata portion of the $55,000 annual retainer for his service to April 15, 2008 (the estimated date of the 2008 annual general meeting of shareholders and the point at which fiscal 2008 director compensation will be paid). Upon his appointment, pursuant to the Company's 2006 Equity Incentive Plan, Mr. Berglund will receive a one-time grant of (i) a non-statutory stock option to purchase that number of whole ordinary shares equal to an accounting value of $110,000 and (ii) restricted shares with an accounting value of $110,000, under the automatic equity grant provisions of the company's 2006 Equity Incentive Plan. The initial one-time grants will be granted automatically on January 1, 2008.

        In connection with his appointment to the board, on December 19, 2007, Mr. Berglund entered into Verigy's standard form of director Indemnification Agreement with Verigy Ltd. and its primary US subsidiary, Verigy US, Inc. The indemnification agreements are effective as of January 1, 2008, and are in the same form as the existing indemnification agreements that the company has entered into previously with each of its directors and executive officers. The form of indemnification agreement between Verigy Ltd. and each of its directors and executive officers was filed as Exhibit 10.1 to the company's registration statement on Form S-1, filed with the Securities and Exchange Commission, or "SEC", on May 23, 2006, and is incorporated in this Item 9B by reference. The form of indemnification agreement between Verigy US, Inc. and each of Verigy Ltd.'s directors and executive officers was filed as Exhibit 10.11 to Verigy Ltd.'s annual report on Form 10-K, filed with the Securities and Exchange Commission, or "SEC", on December 22, 2006, and is incorporated in this Item 9B by reference.

        On December 19, 2007, Verigy issued a press release announcing the appointment of Mr. Berglund. The press release is attached hereto as Exhibit 99.1.

PART III

Item 10:    Directors and Executive Officers and Corporate Goverance

        Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our 2008 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of our fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

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

Item 11:    Executive Compensation.

        Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions will be incorporated by reference herein from our definitive proxy statement in connection with our 2008 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions will be incorporated by reference herein from our definitive proxy statement in connection with our 2008 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year. Also see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans."

Item 13:    Certain Relationships and Related Transactions, and Director Independence.

        Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions will be incorporated by reference herein from our definitive proxy statement in connection with our 2008 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 14:    Principal Accountant Fees and Services.

        Certain information relating to fees of Verigy's independent registered public accounting firm will be incorporated by reference herein from our definitive proxy statement in connection with our 2008 Annual General Meeting of Shareholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements.

    See Index to Combined and Consolidated Financial Statements under Item 8 on Page 57 of this report.

  2.
  Financial Statement Schedule.

          The following financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

VERIGY LTD.
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts**	Deductions*	Balance at End of Period
	(In Millions)
2007
Allowance for doubtful accounts	$0.1	$—	$—	$0.1
Tax valuation allowance(***)	$—	$—	$—	$—
2006
Allowance for doubtful accounts	$0.2	$—	$(0.1)	$0.1
Tax valuation allowance(***)	$135.0	$—	$(135.0)	$—
2005
Allowance for doubtful accounts	$0.3	$—	$(0.1)	$0.2
Tax valuation allowance	$105.6	$29.4	$—	$135.0

*
Deductions include current year reduction in deferred tax assets due to current year decrease in net deferred tax assets for return to provision true-ups, other adjustments, and other comprehensive income impact to deferred taxes.

**
Additions in fiscal year 2005 include valuation allowance build due to increase in net deferred tax assets, return to provision true-ups, other adjustments, and other comprehensive income impact to deferred taxes.

***
Pursuant to our separation, all deferred tax assets and associated valuation allowances as of the separation date remained with Agilent.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIGY LTD.
By:	/s/ KEITH L. BARNES Keith L. Barnes Chairman, Chief Executive Officer and President

Date: December 20, 2007

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

Signature	Title	Date

/s/ KEITH L. BARNES Keith L. Barnes	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 20, 2007
/s/ ROBERT J. NIKL Robert J. Nikl	Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2007
/s/ EDWARD C. GRADY Edward C. Grady	Director	December 20, 2007
/s/ PAUL CHAN KWAI WAH Paul Chan Kwai Wah	Director	December 20, 2007
/s/ C. SCOTT GIBSON C. Scott Gibson	Lead Independent Director	December 20, 2007
/s/ ERNEST GODSHALK Ernest Godshalk	Director	December 20, 2007
/s/ ERIC MEURICE Eric Meurice	Director	December 20, 2007
/s/ CLAUDINE SIMSON Claudine Simson	Director	December 20, 2007

3.     Exhibits.

        Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between Agilent and Verigy Ltd., effective May 31, 2006	S-1/A	333-132291	2.1	6/5/2006
2.2	General Assignment and Assumption Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.2	6/5/2006
2.3	Intellectual Property Matters Agreement among Agilent, Verigy (Singapore) Pte. Ltd. and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.3	6/5/2006
2.4	Employee Matters Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.4	6/5/2006
2.5	Tax Sharing Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.5	6/5/2006
2.6	Transition Services Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.6	6/5/2006
2.7	Manufacturing Trademark License Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.7	6/5/2006
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.'s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.1**	Form of Indemnity Agreement entered into by Verigy Ltd.with each of its directors and executive officers	S-1/A	333-132291	10.1	5/23/2006
10.2**	2006 Equity Incentive Plan, as amended December 13, 2006	10-K	333-132291	10.2	12/22/06
10.2.1**	Form of Employee Share Option Grant Agreement, as amended December 20, 2006	10-K	333-132291	10.2.1	12/22/06

10.2.2**	Form of Non-Employee Director Share Option Grant Agreement, as amended December 20, 2006	10-K	333-132291	10.2.2	12/22/06
10.2.3**	Form of Employee Share Unit Agreement, as amended December 20, 2006	10-K	333-132291	10.2.3	12/22/06
10.2.4**	Form of Non-Employee Director Share Unit Agreement, as amended December 20, 2006	10-K	333-132291	10.2.4	12/22/06
10.2.5**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Option Agreement for Employees Located Outside of the United States, as amended December 20, 2006	10-K	333-132291	10.2.5	12.22/06
10.2.6**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located Outside of the United States, as amended December 20, 2006	10-K	333-132291	10.2.6	12.22/06
10.2.7**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Option Agreement for Employees Located in France, as amended December 20, 2006	10-K	333-132291	10.2.7	12.22/06
10.2.8**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located in France, as amended December 20, 2006	10-K	333-132291	10.2.8	12.22/06
10.2.9**	Form of Replacement Option Award Agreement for U.S. Employees	8-K	000-52038	10.2.9	11/1/2006
10.2.10**	Form of Replacement Option Award Agreement for Employees Outside the U.S.	8-K	000-52038	10.2.10	11/1/2006
10.2.11**	Form of Replacement Share Unit Agreement for Employees Located in France	8-K	000-52038	10.2.11	11/1/2006
10.2.12**	Form of Four-Tranche Officer Share Option Agreement	10-K	333-132291	10.2.12	12/22/06
10.2.13**	Form of Four-Tranche Officer Share Option Agreement for France-Based Officers	10-K	333-132291	10.2.13	12/22/06

10.2.14**	Form of Four-Tranche Officer Share Option Agreement for Non-U.S. and Non-France based Officers					X
10.3**	2006 Employee Shares Purchase Plan, as amended December 20, 2006	10-K	333-132291	10.3	12/22/06
10.4	Global Manufacturing Services Agreement between Agilent Technologies International SÀRL and Flextronics Telecom Services Ltd., effective March 2, 2006	S-1/A	333-132291	10.4	5/24/2006
10.5.1**	Employment Offer Letter to Keith L. Barnes, dated April 4, 2006	S-1/A	333-132291	10.11	5/1/2006
10.5.2**	Letter of Amendment to Employment Offer Letter to Keith L. Barnes, dated May 30, 2007	8-K	000-52038	99.1	5/31/07
10.6**	Retention Bonus Agreement between Pascal Ronde and Verigy Ltd., dated May 19, 2006	S-1/A	333-132291	10.13	5/23/2006
10.7.1**	Employment Offer Letter to Robert Nikl, dated May 26, 2006	S-1/A	333-132291	10.14	6/1/2006
10.7.2**	Letter of Amendment to Employment Offer Letter to Robert Nikl, dated October 1, 2007	8-K	000-52038	99.1	10/2/07
10.8	Lease Agreement by and between Verigy US, Inc. and Pau Moulds CPP-A LLC, dated May31, 2006	10-K	333-132291	10.8	12/22/06
10.9.1**	Form of Severance Agreement for U.S.-based Officers	10-K	333-132291	10.9	12/22/06
10.9.2**	Form of Equity Award Modification Agreement (Severance Agreement) for officers based in France					X
10.9.3**	Form of Equity Award Modification Agreement (Severance Agreement) for officers based in Germany					X
10.10**	Description of Verigy's Pay-For-Results Program					X
10.11**	Form of Indemnification Agreement between Verigy US, Inc. and Verigy Ltd.'s Officers and Directors	10-K	333-132291	10.11	12/22/06
21.1	Verigy Ltd.'s Subsidiaries					X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (see signature page to this Form 10-K)	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Press Release, dated December 19, 2007, titled Verigy Adds Steven Burglund to Board of Directors	X

**
Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to Participate

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities
COMPARISON OF 16 MONTH CUMULATIVE TOTAL RETURN* Among Verigy Ltd., The S&P Smallcap 600 Index and A Peer Group
  Item 6. Selected Financial Data
SELECTED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
VERIGY LTD. COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
VERIGY LTD. CONSOLIDATED BALANCE SHEETS
VERIGY LTD. COMBINED AND CONSOLIDATED STATEMENTS OF CASHFLOWS
VERIGY LTD. COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
QUARTERLY SUMMARY (Unaudited)
PART III
  Item 10: Directors and Executive Officers and Corporate Goverance
  Item 11: Executive Compensation.
  Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13: Certain Relationships and Related Transactions, and Director Independence.
  Item 14: Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules
  SCHEDULE II
VERIGY LTD. Valuation and Qualifying Accounts
SIGNATURES
POWER OF ATTORNEY