Form 10-Q
period 2008-01-31
Verigy Ltd.
filed 2008-03-07
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of February 28, 2008, there were 59,998,797 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2008	2007
	(in millions, except share and per share amounts)
Net revenue:
Products	$163	$128
Services	37	37
Total net revenue	200	165

Costs of sales:
Cost of products	79	69
Cost of services	28	25
Total costs of sales	107	94

Operating expenses:
Research and development	25	23
Selling, general and administrative	39	34
Separation costs	—	2
Total operating expenses	64	59

Income from operations	29	12
Other income, net	6	3

Income before taxes	35	15
Provision for income taxes	3	2
Net income	$32	$13

Net income per share — basic:	$0.53	$0.22

Net income per share — diluted:	$0.52	$0.22

Weighted average shares (in thousands) used in computing net income per share:
Basic	59,875	58,768
Diluted	60,702	59,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	January 31, 2008	October 31, 2007
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$192	$146
Short-term marketable securities	137	229
Trade accounts receivable, net	102	107
Inventory	68	68
Other current assets	51	54
Total current assets	550	604
Property, plant and equipment, net	43	42
Long-term marketable securities	94	48
Goodwill	19	18
Other long-term assets	81	59
Total assets	$787	$771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70	$76
Payables to Agilent	—	1
Employee compensation and benefits	47	53
Deferred revenue, current	54	65
Income taxes and other taxes payable	5	12
Other current liabilities	19	19
Total current liabilities	195	226
Long-term liabilities:
Income taxes payable	10	—
Other long-term liabilities	49	47
Total liabilities	254	273

Commitments and contingencies (Note 18)

Shareholders’ equity
Ordinary shares, no par value; 59,956,641 and 59,704,629 issued and outstanding at January 31, 2008 and October 31, 2007, respectively
Additional paid in capital	389	381
Retained earnings	161	131
Accumulated other comprehensive loss	(17)	(14)
Total shareholders’ equity	533	498
Total liabilities and shareholders’ equity	$787	$771

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

 (Unaudited)

	Three Months Ended January 31,
	2008	2007
	(in millions)
Cash flows from operating activities:
Net income	$32	$13
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4	3
Excess and obsolete inventory-related charges	2	2
Share-based compensation	4	4
Changes in assets and liabilities:
Trade accounts receivable, net	6	37
Receivables from Agilent	—	8
Inventory (Note 10)	—	(7)
Accounts payable	(7)	(20)
Payables to Agilent	(1)	(20)
Employee compensation and benefits	(6)	(8)
Deferred revenue, current	(11)	5
Income taxes and other taxes payable	(7)	(14)
Other current assets and accrued liabilities	1	(1)
Other long term assets and long term liabilities	13	2
Net cash provided by operating activities	30	4

Cash flows from investing activities:
Acquisitions and investments, net of cash acquired	(28)	—
Investments in property, plant and equipment	(2)	(6)
Purchases of available-for-sale marketable securities	(120)	—
Proceeds from sales and maturities of available-for-sale marketable securities	162	—
Net cash provided by (used in) investing activities	12	(6)

Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	4	2
Net cash provided by financing activities	4	2

Net increase in cash and cash equivalents	46	—
Cash and cash equivalents at beginning of period	146	300
Cash and cash equivalents at end of period	$192	$300

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      OVERVIEW

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

Prior to our initial public offering, we were a wholly owned subsidiary of Agilent.  On June 13, 2006, we completed our initial public offering and became a separate stand-alone publicly-traded company incorporated in Singapore focused on technology and innovation in semiconductor testing.  Effective October 31, 2006 (“the distribution date”), Agilent distributed the 50 million Verigy ordinary shares it owned to its shareholders.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.     The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30, and July 31.  Unless otherwise stated, all dates refer to our fiscal years and fiscal periods.  Amounts included in the accompanying condensed consolidated financial statements are expressed in U.S. dollars.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are of normal and recurring nature and necessary to fairly state the statements of financial position, results of operations and cash flows for the dates and periods presented.

Reclassifications.     Certain amounts disclosed in the notes to the condensed consolidated financial statements for the three months ended January 31, 2007, were reclassified to conform to the presentation used for the three months ended January 31, 2008.

Principles of consolidation.     The condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

Use of estimates.      The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions it believes to be reasonable.  Although these estimates are based on management’s knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates.  Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.  Those policies are revenue recognition, restructuring and asset impairment charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets, valuation of marketable securities and accounting for income taxes.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2009. We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No.159 will be effective for us beginning in the first quarter of fiscal year 2009.  We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  We are currently assessing the impact that SFAS No. 141(R) may have on our consolidated financial statements upon adoption in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively.   We are currently assessing the impact that SFAS No. 160 may have on our consolidated financial statements upon adoption in fiscal 2010.

4.             TRANSACTIONS WITH AGILENT

During the three months ended January 31, 2008 and 2007, we had no revenue from sale of products to Agilent or any outstanding receivables.  For both the three months ended January 31, 2008 and 2007, we purchased $2 million of materials from Agilent.

As of January 31, 2008, we had no payables to Agilent, compared to $1 million of payables to Agilent at October 31, 2007, which primarily related to transition-related services provided to us by Agilent during the second half of fiscal year 2007.

5.             NET INCOME PER SHARE

The following is a reconciliation of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended January 31,
	2008	2007
Basic Net Income Per Share:
Net income (in millions)	$32	$13
Weighted average number of ordinary shares (1)	59,875	58,768
Basic net income per share	$0.53	$0.22
Diluted Net Income Per Share:
Net income (in millions)	$32	$13
Weighted average number of ordinary shares (1)	59,875	58,768
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1)	827	331
Total shares for purpose of calculating diluted net income per share (1)	60,702	59,099
Diluted net income per share	$0.52	$0.22

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

The following table presents those options to purchase ordinary shares and restricted share units outstanding which were not included in the computation of diluted net income per share because they were anti-dilutive:

	Three Months Ended January 31,
	2008	2007
Non-qualified share options:
Number of options to purchase ordinary shares (in thousands)	438	2,744
Weighted-average exercise price	$25.26	$15.57
Average ordinary share price	$23.55	$17.62

Restricted share units:
Number of restricted share units (in thousands)	30	—
Weighted-average grant date price	$24.25	$—
Average ordinary share price	$23.55	$17.62

6.             PROVISION FOR INCOME TAXES

We recorded income tax expense of approximately $3 million and $2 million in the three months ended January 31, 2008 and 2007, respectively.

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

On November 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provision of FIN 48 is effective for fiscal years beginning after December 15, 2006 and applies to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  As a result of the adoption of FIN 48, we increased our reserves for unrecognized tax benefits by $0.2 million and increased our reserves for penalties by $0.2 million, for a total increase of $0.4 million, which was accounted for as a cumulative adjustment to the beginning balance of retained earnings.  Additionally, we reclassified $10 million from current income taxes and other taxes payable to long-term taxes payable.  At the adoption date of November 1, 2007, we had $9.8 million of unrecognized tax benefits which would reduce our income tax expense if recognized.  As of January 31, 2008, we had $10.4 million of unrecognized tax benefits which would reduce our income tax expense if recognized.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.  We had approximately $0.6 million of accrued interest and penalties at the adoption date of November 1, 2007 and approximately $0.8 million of accrued interest and penalties as of January 31, 2008.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, U.S. and Germany.  Our 2006 and 2007 tax years remain subject to examination by the tax authorities in our major tax jurisdictions.  We are not currently under audit for any tax years.

7.             SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”).  A total of 10,300,000 ordinary shares were authorized for issuance under the plan.  The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights and restricted share units.  At January 31, 2008, there were approximately 4.5 million ordinary shares available for issuance under the 2006 EIP.

Except for replacement options granted in connection with Verigy’s separation from Agilent, employee nonqualified stock options have an exercise price no less than 100% of the fair market value of a share on the date of grant, and generally vest at a rate of 25% per year over 4 years.  The maximum allowable term is 10 years.  Restricted share units awarded to employees pay out in an equal number of shares of stock, and generally vest at a rate of 25% per year over 4 years.  Options and restricted share units cease to vest upon termination of employment.  If an employee terminates employment due to death, disability or retirement at or after age 65 with at least 15 years of service, then the vested portion of the employee’s option and restricted share unit award is determined by adding 12 months to the length of his or her actual service, and the option is exercisable as to the vested shares for one year after the date of termination, or, if earlier, the expiration of the term of the option.

Outside director options vest on the first anniversary of the date of grant and have a maximum term of 5 years.  Outside director restricted share units vest on the first anniversary of the date of grant and are payable on the third anniversary of the date of grant.  All awards granted to an outside director become fully vested upon the director’s termination of services because of death, disability, retirement at or after age 65, or in connection with a change in control.

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

As of January 31, 2008, a total of 496,511 ordinary shares had been issued as a result of purchases made by participants in our ESPP Plan.  On the purchase dates of November 30, 2007, May 31, 2007 and November 30, 2006 we issued 155,030, 197,000 and 144,481 of ordinary shares, respectively, to participants in our ESPP Plan.

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

Share-Based Payment Award Activity

The following table summarizes stock option activity during the three months ended January 31, 2008:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2007	3,280	$15.38
Granted	108	$26.45
Exercised (1)	(67)	$13.05
Cancelled / Expired	(27)	$15.10
Outstanding as of January 31, 2008	3,294	$15.80

(1)  The total pretax intrinsic value of stock options exercised during the three months ended January 31, 2008 was $0.8 million.

The following table summarizes restricted share unit activity during the three months ended January 31, 2008:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2007 (2) (3)	870	$18.49
Granted	636	$21.81
Vested and paid out	(47)	$18.43
Forfeited	(10)	$21.04
Outstanding as of January 31, 2008 (2) (3)	1,449	$19.93

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy at January 31, 2008:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$7.48 — 15.00	1,595	5.86 years	$13.01	$12,559
$15.01 — 20.00	1,297	7.08 years	$16.06	6,248
$20.01 — 25.00	78	5.89 years	$23.42	—
$25.01 — 30.00	324	5.93 years	$26.62	—
	3,294	6.35 years	$15.80	$18,807

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of our ordinary shares of $20.88 at January 31, 2008, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of January 31, 2008, approximately 1,225,000 outstanding options were vested and exercisable and the weighted average exercise price was $14.14.   Among the 1,225,000 outstanding options that were vested and exercisable, the total number of exercisable stock options that were in-the-money was 1,190,000, and the weighted average exercise price was $13.80.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at January 31, 2008:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$14.75 — 15.00 (2)	101	$14.97
$15.01 — 20.00 (3)	663	$18.34
$20.01 — 25.00	483	$20.32
$25.01 — 30.00	202	$26.69
	1,449	$19.93

(2)         The outstanding restricted share units as of January 31, 2008 include 22,000 units held by outside directors that are fully vested.

(3)         The outstanding restricted share units as of January 31, 2008 include 13,000 units held by outside directors that are fully vested.

As of January 31, 2008, the total grant date fair value of our outstanding restricted share units was approximately $28.9 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $30.3 million.

Share-based Compensation

The impact on our results for share-based compensation for the three months ended January 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended January 31,
	2008	2007
	(in millions, except per share data)
Cost of products and services	$0.7	$0.6
Research and development	0.5	0.5
Selling, general and administrative	2.7	2.6
Total share-based compensation expense	$3.9	$3.7

For the three months ended January 31, 2008 and 2007, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of awards related to Verigy options granted during the three months ended January 31, 2008 and 2007, was $11.34 and $6.89 per share, respectively, and was determined using the Black Scholes option pricing model.  The tax benefit realized from exercised stock options and similar awards for the three months ended January 31, 2008 and 2007 was insignificant.

As of January 31, 2008 and 2007, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $28.3 million and $19.4 million, respectively.  We expect to recognize these share-based awards over 2.85 years on a weighted average basis.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three months ended January 31, 2008 and 2007 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted-average assumptions:

	Three Months Ended January 31,
	2008	2007
Risk-free interest rate for options	3.30%	4.54%
Dividend yield	0.0%	0.0%
Volatility for options	47.6%	41.1%
Expected option life	4.45 years	4.31 years

Valuation Assumptions for the ESPP Plan

	Three Months Ended January 31,
	2008	2007
Risk-free interest rate for ESPP	3.35%	4.90%
Dividend yield	0.0%	0.0%
Volatility for ESPP	47.3%	40.2%
Expected option life for ESPP	6 months	6 months

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the Company’s underlying stock.  The price volatility of our stock price was determined on the date of grant using a combination of the average daily historical volatility and the average implied volatility of publicly traded options of our ordinary shares.  Management believes that using a combination of historical and implied volatility is the most appropriate measure of the expected volatility of our stock price.  Because we have limited historical data, we used data from peer companies to determine our assumptions for the expected option life.  For the risk-free interest rate, we used the rate of return on US Treasury Strips as of the grant dates.

8.             INOVYS ACQUISITION

During the three month ended January 31, 2008, we acquired Inovys, a privately held company.  Inovys provides innovative solutions for design debug, failure analysis and yield acceleration for complex semiconductor devices and processes.   From the acquisition date, the results of operations of Inovys business are included in our condensed consolidated statements of operations and were not material to revenues or net income for the period following acquisition. The purchase price was allocated to the acquired net assets based on preliminary estimates of fair values.  Pro forma results of operations for the acquisition have not been presented as the effect has not been significant for all periods presented.

9.             COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended January 31,
	2008	2007
	(in millions)
Net income	$32	$13
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	—
Change in unrealized losses on marketable securities, net of tax	(3)	—
Total comprehensive income	$29	$13

10.          INVENTORY

Inventory, net of related reserves, consists of the following:

	January 31, 2008	October 31, 2007
	(in millions)
Raw materials	$30	$25
Work in progress	7	6
Finished goods	31	37
Total inventory	$68	$68

Finished goods inventory includes demonstration products of $18 million as of January 31, 2008 and $17 million as of October 31, 2007.

11.          PROPERTY, PLANT AND EQUIPMENT, NET

	January 31, 2008	October 31, 2007
	(in millions)
Leasehold improvements	$13	$13
Software	21	21
Machinery and equipment	44	40
Total property, plant and equipment	78	74
Accumulated depreciation and amortization	(35)	(32)
Total property, plant and equipment, net	$43	$42

 We recorded approximately $4 million and $3 million of depreciation and amortization expense during the three months ended January 31, 2008 and 2007, respectively.

12.          MARKETABLE SECURITIES

We account for our short-term marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  We classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date.  We amortize premiums and discounts against interest income over the life of the investment.  Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less and are primarily invested in money market funds.  Our marketable securities are classified as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we intend to convert them into cash as necessary to meet our liquidity requirements.

Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities.  Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years.  At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par.  In the fourth quarter of fiscal year 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders.  In the first quarter of 2008, we continued to see deterioration in the market for these types of securities. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We believe that the credit quality of these securities is high based on these guarantees.  Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $4 million (net of tax of $1 million) at January 31, 2008 related to these auction rate securities.  Our marketable securities portfolio as of January 31, 2008 was $231 million.  The portfolio includes approximately $112 million (at cost) invested in auction rate securities of which, $49.4 million (at cost) are currently associated with failed auctions as of January 31, 2008, all of which have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to January 31, 2008 as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.  Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for the three months ended January 31, 2008.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

The following table summarizes our marketable security investments as of January 31, 2008:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Short-term marketable securities:
Money market funds	$155	$—	$155
U.S. treasury securities and government agency securities	27	—	27
Corporate debt securities	97	—	97
Auction rate securities	13	—	13
Total short-term available-for-sale investments	$292	$—	$292

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Long-term marketable securities:
Auction rate securities	$99	$(5)	$94
Total long-term available-for-sale investments	$99	$(5)	$94

As Reported:
Cash equivalents	$155
Short-term marketable securities	137
Long-term marketable securities	94
Total at January 31, 2008	$386

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for sale at January 31, 2008 are shown in the table below based on their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Less than 1 year	$246	$—	$246
Due in 1 to 2 years	33	—	33
Due after 2 years	112	(5)	107
Total at January 31, 2008	$391	$(5)	$386

13.         GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity during the three months ended January 31, 2008 and 2007, is shown in the table below: (Also see Note 17 “Other Current Liabilities and Other Long-Term Liabilities”)

	Three Months Ended January 31,
	2008	2007
	(in millions)
Beginning balance at November 1,	$9	$6
Accruals for warranties issued during the period	4	2
Accruals related to pre-existing warranties (including changes in estimates)	—	2
Settlements made during the period	(4)	(4)
Ending balance at January 31,	$9	$6

In our condensed consolidated balance sheets, standard warranty accrual is presented in other current liabilities.

Extended Warranty

A summary of our extended warranty deferred revenue activity for the three months ended January 31, 2008 and 2007 is shown in the table below:

	Three Months Ended January 31,
	2008	2007
	(in millions)
Beginning balance at November 1,	$21	$20
Recognition of revenue	(2)	(2)
Deferral of revenue for new contracts	3	3
Ending balance at January 31,	$22	$21

In our condensed consolidated balance sheets, current deferred revenue is presented separately and long-term deferred revenue is included in other long-term liabilities.

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

14.          RESTRUCTURING

In connection with the transfer of our manufacturing activities to Flextronics in fiscal 2006, we transferred approximately 85 employees to Flextronics.  As part of this arrangement, we have a potential obligation in the future of approximately $2 million associated with these transferred employees.  We have deferred these costs and are recognizing them ratably over the employees’ period of service until the respective dates of the employee’s termination from Flextronics.  Restructuring charges incurred for the three months ended January 31, 2008 was $0.4 million and $1 million for the three months ended January 31, 2007.  As of January 31, 2008, we had approximately $2 million in accrued restructuring liability.

15.          SEPARATION COSTS

In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.  These expenses totaled $0.1 million and $2 million in the three months ended January 31, 2008 and 2007, respectively.

16.          RETIREMENT AND POST-RETIREMENT PENSION PLANS

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

U.S. Retirement and Post-retirement Health Care Benefits for U.S. Employees

Effective June 1, 2006, we established a new defined contribution benefit plan (“Verigy 401(k) plan”) for our U.S employees.  Our 401(k) plan provides matching contribution of up to 4% of eligible compensation.  Eligible compensation consists of base and variable pay.   In addition, we also offer a profit sharing plan for our U.S. employees, whereby we will make a maximum 2% contribution to the employee’s 401(k) plan if certain annual financial targets are achieved.  A small number of our U.S. employees meeting certain age and service requirements also receive an additional 2% profit sharing contribution to their 401(k) accounts if certain annual financial targets are achieved.

For the three months ended January 31, 2008 and 2007, our matching expenses for our U.S. employees under the Verigy 401(k) and the Verigy profit sharing plans were $0.9 million and $0.8 million, respectively.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan.  At the date of separation, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million.  We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees.  For the three months ended January 31, 2008 and 2007, the amount of expenses recognized under the RMA plan was approximately $0.2 million for both periods presented.  There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans.    Eligible employees outside the United States generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels.  Eligibility is generally determined in accordance with local statutory requirements.

Change in Plans.    Upon our separation from Agilent, the defined benefit plans for our employees in Germany, Korea, Taiwan, France and Italy were transferred to us.  With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date, by contributing approximately $3.3 million into our pension trust accounts during the three months ended January 31, 2007.

Costs for All U.S. and Non-U.S. Plans.   The following tables provide the principal components of total retirement-related benefit plans impact on income of Verigy for the three months ended January 31, 2008 and 2007:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended January 31,
	2008	2007	2008	2007	2008	2007
	(in millions)
Defined benefit pension plan costs	$—	$—	$1.7	$1.4	$1.7	$1.4
Defined contribution pension plan costs	0.9	0.8	0.3	0.2	1.2	1.0
Non-pension post-retirement benefit costs	0.2	0.2	—	—	0.2	0.2
Total retirement-related plans costs	$1.1	$1.0	$2.0	$1.6	$3.1	$2.6

Non-U.S. Defined Benefit Plans.   For the three months ended January 31, 2008 and 2007, the net pension costs related to our employees participating in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended January 31,
	2008	2007
	(in millions)
Service cost — benefits earned during the year	$1.1	$1.0
Interest cost on benefit obligation	0.9	0.6
Expected return on plan assets	(0.6)	(0.5)
Amortization and deferrals of recognized amounts:
Actuarial loss	0.3	0.3
Total net plan costs	$1.7	$1.4

Measurement date.    We use a September 30 measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

17.          OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current accrued liabilities at January 31, 2008 and October 31, 2007 were as follows:

	January 31, 2008	October 31, 2007
	(in millions)
Supplier liabilities	$5	$5
Accrued warranty costs	9	9
Other	5	5
Total other current liabilities	$19	$19

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our forecasted production and service and support needs.  (Also see Note 13, “Guarantees” for additional information regarding warranty accruals)

Other long-term liabilities at January 31, 2008 and October 31, 2007, were as follows:

	January 31, 2008	October 31, 2007
	(in millions)
Long-term extended warranty and deferred revenue	$12	$12
Retirement plan accruals	34	32
Other	3	3
Total other long-term liabilities	$49	$47

(Also see Note 16, “Retirement and Post-Retirement Pension Plans” for additional information regarding retirement plan accruals)

18.          COMMITMENTS AND CONTINGENCIES

As of January 31, 2008, there was no material change in our capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2007.

Rent expense was $1.6 million and $1.3 million for the three months ended January 31, 2008 and 2007, respectively.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters that arise in the ordinary course of business.

19.          SEGMENT & GEOGRAPHIC INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) requires us to identify the segment or segments we operate in.  Based on the standards set forth in SFAS 131, we operate in one reportable segment: we provide test system solutions that are used in the manufacture of semiconductor devices.  Below is the revenue detail for the two product platforms within this segment:

	Three Months Ended January 31,
	2008	2007
	(in millions)
Net revenue from products:
SOC / SIP / High-Speed Memory	$121	$49
Memory	42	79
Net revenue from products	163	128
Net revenue from services	37	37
Total net revenue	$200	$165

Major customers

For the three months ended January 31, 2008, one of our customers accounted for 12.3% of our total net revenue.

For the three months ended January 31, 2007, three of our customers accounted for 43.3% of our total net revenue, with one customer accounting for 15.2%, one customer accounting for 14.4% and another customer accounting for 13.7% of our total net revenue.

Geographic Net Revenue Information:

	Three Months Ended January 31,
	2008	2007
	(in millions)
United States	$30	$79
Singapore	131	57
Japan	24	15
Rest of the World	15	14
Total net revenue	$200	$165

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Property, Plant and Equipment Information:

	January 31, 2008	October 31, 2007
	(in millions)
United States	$13	$13
Singapore	17	17
Germany	5	4
China	4	3
Rest of the World	4	5
Total geographic property, plant and equipment	$43	$42

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This report contains forward-looking statements including, without limitation, statements regarding the transfer of manufacturing of our 93000 Series platform to China, sales increases in Asia, manufacturing operations, research and development activities, variations in quarterly revenues and operating results, trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditure in research and development, anticipated benefits from our operating model, our future effective tax rate, new product introductions, product pricing, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, the potential impact of adopting new accounting pronouncements, our potential future financial results, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, the impact of our variable cost structure, our lease payment obligations and expected savings from our restructuring programs that involve risks and uncertainties.  Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” and similar terms.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

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

We have a broad customer installed base, having sold over 1,700 of our 93000 Series systems and over 2,500 Versatest Series systems as of January, 31, 2008.  Our customers include integrated device manufacturers, or IDMs, test subcontractors, also referred to as subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies.

Basis of Presentation and Separation from Agilent

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31.  Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Amounts included in the accompanying condensed consolidated financial statements are expressed in U.S. dollars.  The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain amounts in the condensed consolidated financial statements for the three months ended January 31, 2007, were reclassified to conform with the presentation used for the three months ended January 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such rules and regulations.  The following discussion should be read in conjunction with our 2007 Annual Report on Form 10-K.

We are incorporated in Singapore.  We separated from Agilent and became a stand-alone company as of June 1, 2006.  On June 13, 2006, we completed our initial public offering.

Overview of Results

Our net revenue for the three months ended January 31, 2008, was $200 million, up $35 million, or 21.2%, from the comparable period in fiscal year 2007.  This decrease was primarily due to higher revenue from sales of our SOC/SIP test systems driven by the continued demand in cell phone applications, computer devices and automotive integrated circuits (“ICs”).  This increase is partially offset by lower revenue from sales of our memory test systems as customers are delaying memory tester purchases due to the challenges in their end markets. For the three months ended January 31, 2008, one of our customers accounted for more than 10% of our net revenue.  For the three months ended January 31, 2007, three of our customers accounted for more than 10% of our net revenue.

Our total operating expenses, including separation and restructuring charges, were $64 million in the three months ended January 31, 2008, up $5 million, or 8.5%, from the comparable period in fiscal year 2007.  Our research and development and sales, general and administrative expenses were $64 million in the three months ended January 31, 2008, up $7 million, or 12.3%, from the comparable period in fiscal year 2007.  This increase was due to research and development initiatives for product programs that are planned for introduction during the second half of fiscal year 2008, increased infrastructure investment costs and higher variable compensation as a result of the increase in revenue.

In the three months ended January 31, 2008, we recorded approximately $0.4 million in restructuring expenses, $0.2 million of which was recorded to cost of sales, compared to a $1 million charge to cost of sales during the comparable period in fiscal year 2007.  Also, in connection with our separation from Agilent, we incurred separation costs, such as information technology set-up costs, consulting, legal and other professional fees and other spin-off related costs.  In the three months ended January 31, 2008, we incurred approximately $0.1 million in separation costs, all of which were recorded in cost of sales, compared to a $2 million charge to operating expenses in the comparable period in fiscal year 2007.

We derive a significant percentage of our net revenue from outside North America.  Net revenue from customers located outside of North America represented 85.0% and 51.5% of total net revenue in three months ended January 31, 2008 and 2007, respectively.  Net revenue in North America was lower by 62.5% during the three months ended January 31, 2008, compared to the same period of fiscal year 2007, due to the continuing outsourcing by our North American customers to contract manufacturers in Asia.  Net revenue in Asia (including Japan) was higher by 109% in the three months ended January 31, 2008, compared to the same period of fiscal year 2007.  We expect this trend of increasing sales in Asia (including Japan) to continue as semiconductor manufacturing activities continue to concentrate in that region.

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products.  These cyclical periods have had, and will continue to have, a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor industry.  Historically, these demand fluctuations have resulted in significant variations in our results of operations.  Upturns and downturns in the semiconductor industry in recent years have generally affected the semiconductor test equipment and services industry more significantly than the overall capital equipment sector.  Furthermore, we sell to a variety of customers, including subcontractors.  Because we sell to subcontractors, which during market downturns tend to reduce or cancel orders for new test systems and test services more quickly and dramatically than other customers, any downturn may cause a quicker and more significant adverse effect on our business than on the broader semiconductor industry.  In addition, although a decline in orders for semiconductor capital equipment may accompany or precede the timing of a decline in the semiconductor market as a whole, recovery in semiconductor capital equipment spending may lag the recovery by the semiconductor industry.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions management believes to be reasonable.  Although these estimates are based on management’s knowledge of current events and of actions that may impact the Company in the future, actual results may be different from the estimates.  Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.  Those policies include revenue recognition, restructuring charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets, valuation of marketable securities and accounting for income taxes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.  There have been no significant changes during the three months ended January 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2007, filed with the Securities and Exchange Commission on December 21, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No.

157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2009. We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No.159 will be effective for us beginning in the first quarter of fiscal year 2009.  We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  We are currently assessing the impact that SFAS No. 141(R) may have on our consolidated financial statements upon adoption in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively.   We are currently assessing the impact that SFAS No. 160 may have on our consolidated financial statements upon adoption in fiscal 2010.

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry.  Our third and fourth fiscal quarters tend to be our strongest quarters for new orders, while our first fiscal quarter tends to be our weakest quarter for orders.  We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products.  The seasonality of our business is often masked to a significant extent by the high degree of cyclicality of the semiconductor industry.  As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance.  In future periods, the market price of our ordinary shares could decline if our revenues and results of operations are below the expectations of analysts and investors.  Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of, and else where in, this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months Ended January 31,
	2008	2007
Net revenue:
Products	81.5%	77.6%
Services	18.5	22.4
Total net revenue	100.0	100.0
Cost of sales:
Cost of products	39.5	41.8
Cost of services	14.0	15.2
Total cost of sales	53.5	57.0
Gross margin (1)	46.5	43.0
Operating expenses:
Research and development	12.5	13.9
Selling, general and administrative	19.5	20.6
Separation costs	—	1.2
Total operating expenses	32.0	35.7
Income from operations	14.5	7.3
Other income (expense), net	3.0	1.8
Income before income taxes	17.5	9.1
Provision for income taxes	1.5	1.2
Net income	16.0%	7.9%

(1) Gross margin represents the ratio of gross profit to total net revenue

Net Revenue

	Three Months Ended
	January 31,		2008 over 2007
	2008	2007	Change
	($ in millions)
Net revenue from products:
SOC / SIP / High-Speed Memory	$121	$49	146.9%
Memory	42	79	(46.8)%
Net revenue from products	$163	$128	27.3%

Net revenue from services	37	37	—
Total net revenue	$200	$165	$21.2%

Our revenue by geographic region for the three months ended January 31, 2008 and 2007 is as follows:

	Three Months Ended
	January 31,		2008 over 2007
	2008	2007	Change
	($ in millions)
North America	$30	$80	(62.5)%
As a percent of total net revenue	15.0%	48.5%

Europe	$9	$8	12.5%
As a percent of total net revenue	4.5%	4.8%

Asia-Pacific, excluding Japan	$137	$62	121.0%
As a percent of total net revenue	68.5%	37.6%

Japan	$24	$15	60.0%
As a percent of total net revenue	12.0%	9.1%

Total net revenue	$200	$165	21.2%

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

Net revenue in the three months ended January 31, 2008 was $200 million, an increase of $35 million, or 21.2%, from the $165 million achieved in the three months ended January 31, 2007.  Net product revenue in the three months ended January 31, 2008 was $163 million, an increase of $35 million, or 27.3%, from the $128 million achieved in the three months ended January 31, 2007.  This increase was primarily due to higher revenue from sales of our SOC/SIP test systems driven by the continued demand in cell phone applications, computer devices and automotive ICs, partially offset by lower revenue from sales of our memory test systems.

Service revenue for the three months ended January 31, 2008, accounted for $37 million, or 18.5% of net revenue, flat compared to the three months ended January 31, 2007.  We continue to service our growing installed base through contract renewals and new shipments; however our revenue for service and support typically will not fluctuate significantly due to the fact that service revenue is recognized over the contractual period or as services are rendered.

Net revenue in North America was lower by 62.5% in the three months ended January 31, 2008, compared to the three months ended January 31, 2007, due continued outsourcing by our North American customers to contract manufacturers in Asia (including Japan).  Net revenue from customers located in Asia represented 80.5% of total net revenue for the three months ended January 31, 2008, compared to 46.7% in the three months ended January 31, 2007.  We expect this trend of increasing sales in Asia (including Japan) to continue as semiconductor manufacturing activities continue to concentrate in that region.

Cost of Sales

Cost of Products

	Three Months Ended
	January 31,		2008 over 2007
	2008	2007	Change
	($ in millions)
Cost of products	$79	$69	14.5%
As a percent of product revenue	48.5%	53.9%

Cost of Products.    Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The increase in cost of products of approximately $10 million in the three months ended January 31, 2008, compared to the three months ended January 31, 2007, was primarily due to the increase in product shipments, higher variable performance-based compensation as well as a shift in product mix.  These increases were partially offset by $1 million in lower restructuring and separation costs.   Also, our cost of products included $0.5 million of SFAS No. 123(R) share-based compensation expense in the three months ended January 31, 2008, compared to $0.4 million of such charges in the three months ended January 31, 2007.

Cost of products as a percent of net product revenue increased by 5.4 percentage points in the three months ended January 31, 2008, compared to the three months ended January 31, 2007, primarily due to higher sales volume and variable performance compensation, product mix and offset by lower restructuring and separation costs.

Excess and obsolete inventory-related charges were $2 million in both the three months ended January 31, 2008 and 2007.  We also sold previously written down inventory of $1 million in both the three months ended January 31, 2008 and 2007.  The sales of previously written down inventory improved our cost of products gross margins by approximately 0.3 percentage points in the three months ended January 31, 2008 and by 0.4 percentage points in the three months ended January 31, 2007.

As of January 31, 2008, we held $68 million of inventory, net of $36 million of reserves, composed of $30 million of raw materials, $7 million of work in progress and $31 million of finished goods.  Raw materials include approximately $19 million of support inventory.  We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended January 31,		2008 over 2007
	2008	2007	Change
	($ in millions)
Cost of services	$28	$25	12.0%
As a percent of service revenue	75.7%	67.6%

Cost of Services.    Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services in the three months ended January 31, 2008 increased by $3 million, compared to the three months ended January 31, 2007.  Cost of services as a percent of service revenue increased by 8.1 percentage points, from 67.6% in the three months ended January 31, 2007, to 75.7% in the three months ended January 31, 2008.  This margin deterioration is primarily due to higher material and overhead costs as well as duty costs needed to support our installed base.  Our cost of services included $0.2 million of SFAS No. 123(R) share-based compensation expense in both the three months ended January 31, 2008 and 2007.

As a percent of net services revenue, cost of services will vary depending on a variety of factors, including our ability to weather price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended
	January 31,		2008 over 2007
	2008	2007	Change
	($ in millions)
Research and development	$25	$23	8.7%
As a percent of net revenue	12.5%	13.9%

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

•              share-based compensation.

Research and development costs have generally been expensed as incurred.

Research and development expense in the three months ended January 31, 2008 increased in absolute dollars by $2 million compared to the same time last year.  This increase was primarily due to higher expenses to support new product introductions planned for release during the later part of 2008.  Research and development as a percentage of revenue decreased by 1.4 percentage points, from 13.9% in the three months ended January 31, 2007 to 12.5% in the three months ended January 31, 2008.  This decrease was primarily due to increased product shipments in the three months ended January 31, 2008.  Research and development expense also included $0.5 million of SFAS No. 123(R) share-based compensation expense for both the three months ended January 31, 2008 and 2007.

We believe that we need to maintain our level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to vary only modestly.

Selling, General and Administrative Expenses

	Three Months Ended
	January 31,		2008 over 2007
	2008	2007	Change
	($ in millions)
Selling, general and administrative	$39	$34	14.7%
As a percent of net revenue	19.5%	20.6%

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

•              facility and other overhead and support costs for the above; and

•              share-based compensation.

The $5 million increase in selling, general and administrative expense in the three months ended January 31, 2008, compared to the three months ended January 31, 2007, was primarily due to higher selling costs and variable performance-based compensation, increased infrastructure investment, increased governance costs and higher SFAS No. 123(R) share-based compensation expense.  SG&A expense included approximately $2.7 million of SFAS No. 123(R) share-based compensation expenses in the three months ended January 31, 2008, compared to $2.6 million of such charges for the three months ended January 31, 2007.

Restructuring Charges

In connection with the transfer of our manufacturing activities to Flextronics in fiscal 2006, we transferred approximately 85 employees to Flextronics.  As part of this arrangement, we have a potential obligation in the future of approximately $2 million associated with these transferred employees.  We have deferred these costs and are recognizing them ratably over the employees’ period of service until the respective dates of the employee’s termination from Flextronics.  Restructuring charges incurred for the three months ended January 31, 2008 was $0.4 million and $1 million for the three months ended January 31, 2007.

As of January 31, 2008, we had approximately $2 million in accrued restructuring liability.

Separation Costs

In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees in 2007.  These expenses totaled $0.1 million and $2 million in the three months ended January 31, 2008 and 2007, respectively.

Other Income (Expense), net

Interest and other income was $5 million for the three months ended January 31, 2008, and was $3 million for the three months ended January 31, 2007.  Interest and other income consists primarily of interest earned on cash, cash equivalents and investments as well as gains and losses from foreign exchange transactions.  The increase in interest and other income during the three months ended January 31, 2008, compared to the comparable period in fiscal year 2007, is primarily a result of increased interest income from higher cash, cash equivalents and investment balances.

Provision for Income Taxes

We recorded income tax expense of approximately $3 million and $2 million in the three months ended January 31, 2008 and 2007, respectively.  The higher tax expense in the three months ended January 31, 2008 is primarily due to a higher pre-tax income.

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

On November 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provision of FIN 48 is effective for fiscal years beginning after December 15, 2006 and applies to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  As a result of the adoption of FIN 48, we increased our reserves for unrecognized tax benefits by $0.2 million and increased our reserves for penalties by $0.2 million, for a total increase of $0.4 million, which was accounted for as a cumulative adjustment to the beginning balance of retained earnings.  Additionally, we reclassified $10 million from current income taxes and other taxes payable to long-term taxes payable.  At the adoption date of November 1, 2007, we had $9.8 million of unrecognized tax benefits which would reduce our income tax expense if recognized.  As of January 31, 2008, we had $10.4 million of unrecognized tax benefits which would reduce our income tax expense if recognized.  We estimate that there will be no material changes in our unrecognized tax benefits in the next 12 months.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.  We had approximately $0.6 million of accrued interest and penalties at the adoption date of November 1, 2007 and approximately $0.8 million of accrued interest and penalties as of January 31, 2008.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, U.S. and Germany.  Our 2006 and 2007 tax years remain subject to examination by the tax authorities in our major tax jurisdictions.  We are not currently under audit for any tax years.

Financial Condition

Liquidity and Capital Resources

As of January 31, 2008, we had $192 million in cash and cash equivalents, compared to $146 million as of October 31, 2007.  This increase was primarily due to cash proceeds from sale of available for sale securities and cash generated from our operations partially offset by investments in other private companies made during the quarter including the acquisition of Inovys.

Net Cash Provided by (Used in) Operating Activities

In the three months ended January 31, 2008, we generated $30 million in cash from operating activities, compared to cash provided by operating activities of $4 million in the three months ended January 31, 2007.  The $30 million cash generation during the three months ended January 31, 2008, was the result of $32 million of net income, a $6 million reduction in receivables and $14 million increase in other current and long-term assets and liabilities.  Also, during the three months ended January 31, 2008, we had non-cash charges of $4 million in depreciation and amortization expense, $2 million from gross inventory write-offs and $4 million of SFAS No. 123(R) share-based compensation costs.  These impacts were partially offset by decreases of $8 million in payables, $6 million in employee compensation and benefits, $11 million in deferred revenue and $7 million in income taxes and other taxes payable.

In the three months ended January 31, 2007, we generated $4 million in cash from operating activities.  This $4 million cash generation was a result of $13 million of net income, $45 million reduction in receivables and a $5 million increase in deferred revenue.  Also, during the three months ended January 31, 2007, we had non-cash charges of $2 million from gross inventory write-offs, $4 million of SFAS No. 123(R) share-based compensation costs, and $3 million in depreciation and amortization expense.  These impacts were partially offset by decreases of $40 million in payables, $8 million in employee compensation and benefits and $14 million in income and other taxes payable.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in the three months ended January 31, 2008, was $12 million, compared to $6 million used in the three months ended January 31, 2007.  The net cash generated was primarily related to the net proceeds from the purchase and sales of available for sale marketable securities of $42 million.  Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities.  Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years.  At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par.  In the fourth quarter of fiscal year 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders.  In the first quarter of 2008, we continued to see deterioration in the market for these types of securities. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We believe that the credit quality of these securities is high based on these guarantees.  Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $4 million (net of tax of $1 million) at January 31, 2008 related to these auction rate securities.  Our marketable securities portfolio as of January 31, 2008 was $231 million.  The portfolio includes approximately $112 million (at cost) invested in auction rate securities of which, $49.4 million (at cost) are currently associated with failed auctions as of January 31, 2008, all of which have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to January 31, 2008 as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

Cash generated from our available-for-sale marketable securities was partially offset by cash paid for the acquisition of Inovys and other investments of $28 million, net of cash acquired.

Net cash used in investing activities in the three months ended January 31, 2007 was $6 million.  The $6 million expenditure was primarily related to cash payments for site-set-ups and leasehold improvements.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended January 31, 2008, was $4 million, compared to $2 million in the three months ended January 31, 2007.  The $4 million net cash proceeds in the three months ended January 31, 2008 was comprised of approximately $1 million from the exercise of employee stock options, $3 million from contributions by participants of our Employee Share Purchase Plan, for which 155,030  shares were issued in the three months ended January 31, 2008.

The $2 million net cash proceeds in the three months ended January 31, 2007 was the result of the issuance of 144,481 shares as part of the semi-annual purchase by participants in our Employee Share Purchase Plan.

Other

On November 27, 2007, our Board of Directors approved the use of up to $150 million to repurchase up to 10 percent of Verigy’s outstanding ordinary shares. We will seek to obtain shareholder approval for this repurchase program at our 2008 Annual General Meeting of Shareholders expected to be held in April 2008.

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

We believe that existing cash, cash equivalents and short-term marketable securities of approximately $329 million, together with cash generated from operations, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months.  We may require or choose to obtain debt or equity financing in the future.  We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

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

The following table summarizes our contractual obligations at January 31, 2008:

		Less than	One to three	Three to five	More than
(in millions)	Total	one year	years	years	five years
Operating leases	$57	$10	$17	$11	$19
Commitments to contract manufacturers and suppliers	121	121	—	—	—
Other purchase commitments	52	52	—	—	—
Long-term liabilities	49	—	14	35	—
Total	$279	$183	$31	$46	$19

The table above excludes approximately $10 million of unrecognized tax benefits as we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.

Operating leases.    Commitments under operating leases relate primarily to leasehold property.  We have long-term lease arrangements for our corporate headquarters in Singapore, our U.S. headquarters in Cupertino, California, and our Boeblingen, Germany facility, currently the site of our 93000 Series platform development.  We also have long-term lease arrangements for our ASIC development office in Colorado as well as other sales and support facilities around the world.

Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and historically we have used several contract manufacturers to provide manufacturing services for our products.  During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates.  However, our agreements with these suppliers usually allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed.  Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable.  Therefore, only approximately 19% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.  We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts.  Such liabilities were $5 million as of January 31, 2008 and October 31, 2007 for both periods presented.  These amounts are included in other current liabilities in our condensed consolidated balance sheets at January 31, 2008 and October 31, 2007.

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

Long-term liabilities.   Long-term liabilities relate primarily to $34 million of defined benefit and defined contribution retirement obligations, $12 million of extended warranty and deferred revenue obligations, $10 million in income taxes payable and approximately $3 million of other long-term liabilities.  Upon our separation from Agilent, the defined benefit plans for our employees in Germany, Korea, Taiwan, France and Italy were transferred to us.  With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date.  Verigy made approximately $2 million of contributions to the retirement plans during fiscal year 2007.  We expect expenses of approximately $7 million in fiscal year 2008 for the retirement plans and will plan on making additional contributions during the second half of 2008.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of January 31, 2008 or October 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above.  As of January 31, 2008, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Investment and Interest Rate Risk

We account for our investment instruments in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities.  All of our cash and cash equivalents and marketable securities are treated as “available for sale” under SFAS No.115.  Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates.  Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates.  However because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary.  Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact as of January 31, 2008 and our interest income would have changed by approximately $0.5 million for the three months ended January 31, 2008.

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par.  In the fourth quarter of fiscal year 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders.  In the first quarter of 2008, we continued to see deterioration in the market for these types of securities. Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We believe that the credit quality of these securities is high based on these guarantees.  Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $4 million (net of tax of $1 million) at January 31, 2008 related to these auction rate securities.  Our marketable securities portfolio as of January 31, 2008 was $231 million.  The portfolio includes approximately $112 million (at cost) invested in auction rate securities of which, $49.4 million (at cost) are currently associated with failed auctions as of January 31, 2008, all of which have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to January 31, 2008 as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  In the future, should we determine that the decline in value of these auction rate securities is other than temporary, it would result in a loss being recognized in our statement of operations to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities, which could be material.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 31, 2008, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2008, the company’s disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on their evaluation, Verigy’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

ITEM 1A.  RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. You should carefully consider the risks described below and the other information in this report before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.  The following risk factors, “Our dependence on contract manufacturers may prevent us from delivering our products on a timely basis,” “The loss of, or significant reduction in the number of sales to, our significant customers could materially harm our business,” “We face substantial competition which, among other things, may lead to price pressure and adversely affect our sales and revenue,” “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in eographies outside of the United States” and “Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income “ have been updated from the version of these risk factors set forth in our Annual Report on Form 10-K for the year ended October 31, 2007.

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

We rely entirely on contract manufacturers, which gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Moreover, because our products are very complex to manufacture, transitioning manufacturing activities from one location to another, or from one manufacturing partner to another, is complicated. Flextronics commenced production of our Versatest series products in China in July 2006 and assumed our manufacturing activities for the 93000 Series products in Germany in June 2006. We expect to complete the transition of our volume manufacturing activities related to our 93000 Series platform to Flextronics in China by the end of fiscal year 2008.  We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. If our contract manufacturers are unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

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

For the three months ended January 31, 2008, revenue from our top ten customers accounted for approximately 69.8% of our total net revenue, with one customer accounting for 12.3% of our total net revenue. In comparison, for the three months ended January 31, 2007, revenue from our top ten customers accounted for approximately 70.9% of our total net revenue, with one customer accounting for 15.2% of our total net revenue.

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

We face substantial competition throughout the world in each of our product areas. Our most significant competitors historically have included Advantest Corporation, Credence Systems Corporation, LTX Corporation, Teradyne, Inc. and Yokogawa Electric Corporation. Some of our competitors have substantially greater financial resources, broader product offerings, more extensive engineering, manufacturing, marketing and customer support capabilities or a greater presence in certain countries than we do. We may have less leverage with component vendors than some of our competitors. Also, some of our competitors have greater resources and may be more willing or able than we are to put capital at risk to win business. Price reductions by our competitors may force us to lower our prices. We also expect our current competitors to continue to improve the performance of their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future test equipment and services. Additionally, current and future competitors may introduce testing technologies, equipment and services, which may in turn reduce the value of our own test equipment and services. Any of these circumstances may limit our opportunities for growth and negatively impact our financial performance.

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

Our headquarters are in Singapore, our manufacturing is outsourced largely to Flextronics, and we sell our products and services worldwide. As a result, our business is subject to risks associated with doing business internationally. Revenue from customers in Japan accounted for approximately 12.0% and 9.1% of total net revenue for the three months ended January 31, 2008 and 2007,  respectively. Revenue from customers in Asia-Pacific, excluding Japan, accounted for approximately 68.5% and 37.6% for the three months ended January 31, 2008 and 2007, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including continuing to transition our volume contract manufacturing processes to Flextronics in China.

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

•                      terrorist activities and health risks such as “bird flu’ and SARS that impact international commerce and travel;

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

Our marketable securities portfolio, which totals $231 million at January 31, 2008, includes auction rate securities of approximately $112 million (at cost). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the fourth quarter of fiscal year 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders.  In the first quarter of 2008, we continued to see deterioration in the market for these types of securities and had failed auctions as of January 31, 2008 with a cost value of $49.4 million.  Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We believe that the credit quality of these securities is high based on these guarantees.  Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $4 million (net of tax of $1 million) at January 31, 2008 related to these auction rate securities.  Our marketable securities portfolio as of January 31, 2008 was $231 million.  The portfolio includes approximately $112 million (at cost) invested in auction rate securities of which, $49.4 million (at cost) are currently associated with failed auctions as of January 31, 2008, all of which have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to January 31, 2008 as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

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

Under Singapore law, new shares may be issued only with the prior approval of our shareholders in a general meeting. At our 2007 annual general meeting of shareholders, our shareholders provided our directors general authority to issue new shares until the earlier to occur of the conclusion of our 2008 annual general meeting or the expiration of the period within which the next annual general meeting is required to be held. Subject to the shareholders’ approval, the provisions of the Singapore Companies Act and our amended and restated memorandum and articles of association, our board of directors may allot and issue new shares on terms and conditions and with the rights and restrictions as they may think fit to impose. Any additional issuances of new shares by our directors may adversely impact the market price of our ordinary shares.

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

Not applicable

ITEM 3.                   DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                     OTHER INFORMATION

U.S. Officer Severance Agreements

On March 6, 2008, the Compensation Committee approved an Amended and Restated Severance Agreement to be entered into between the Company and each U.S. officer of the Company. The Amended and Restated Severance Agreements bring such agreements into compliance with Section 409A of the Internal Revenue Code and the final regulations and other official guidance thereunder and replace in their entirety the original Severance Agreements between the Company and the U.S. officers, approved by the Compensation Committee on December 13, 2006.

The form of Amended and Restated Severance Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 10.11, and is incorporated by reference in this description.

Amendment to Pascal Rondé Awards

On March 6, 2008, the Compensation Committee approved certain modifications to the existing equity award agreements between the Company and Pascal Rondé in order to structure the awards in a similar manner to equity awards for executives worldwide.

Specifically, Mr. Rondé was granted an option to purchase 62,500 shares at the time of the Company’s initial public offering.  That award provided for 100% vesting on the fourth anniversary of the date of grant.  The Compensation Committee approved a modification to provide for annual vesting over the same four-year period, which is consistent with awards made to other executives at that time. The Compensation Committee also approved a modification to Mr. Rondé’s share unit agreement, also granted at the time of the Company’s initial public offering, to provide for 50% vesting after two years and 25% per year thereafter (fully vesting over the same four-year period as originally provided).

Mr. Rondé’s other share option agreements previously provided that the options were exercisable four years and one day from the date of grant and expired 90 days following termination of employment, which means that a vested option could expire before it became exercisable.  The Compensation Committee approved a modification to Mr. Rondé’s share option agreements to provide that the options will expire as to vested shares at the later of (i) 90 days from termination of employment or (ii) 90 days after they first become exercisable (but in no event later than the original term of the option).

Finally, the Compensation Committee approved modifications to Mr. Rondé’s other share unit agreements to provide that RSUs settle as they vest.

                The forms of amended award agreements, as modified by the Compensation Committee as of March 6, 2008, are attached to this Quarterly Report on Form 10-Q as Exhibits 10.2.7, 10.2.8, 10.2.11, 10.2.13, 10.2.15 and 10.2.16, and are incorporated into this description under Item 5.

ITEM 6.  EXHIBITS

(a) Exhibits:

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.2.7**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Option Agreement for the Share Options Granted to Pascal Rondé on June 12, 2006					X
10.2.8**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé on June 12, 2006					X
10.2.11**	Verigy Ltd. Amended and Restated Replacement Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé, on October 31, 2006					X
10.2.13**	Form of Amended and Restated Four-Tranche Officer Share Option Agreement for Pascal Rondé, effective March 6, 2008					X
10.2.15**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé on December 13, 2006					X
10.2.16**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Pascal Rondé, as revised 2008					X
10.9.1**	Form of Amended and Restated Severance Agreement for U.S.-Based Officers					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**     Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 7, 2008	By:	/s/ Robert J. Nikl
ROBERT J. NIKL
Vice President and Chief Financial Officer

Verigy Ltd.

EXHIBIT INDEX

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.2.7**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Option Agreement for the Share Options Granted to Pascal Rondé on June 12, 2006					X
10.2.8**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé on June 12, 2006					X
10.2.11**	Verigy Ltd. Amended and Restated Replacement Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé, on October 31, 2006					X
10.2.13**	Form of Amended and Restated Four-Tranche Officer Share Option Agreement for Pascal Rondé, effective March 6, 2008					X
10.2.15**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé on December 13, 2006					X
10.2.16**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Pascal Rondé, as revised 2008					X
10.9.1**	Form of Amended and Restated Severance Agreement for U.S.-Based Officers					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**     Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.