Form 10-Q
period 2008-04-30
Verigy Ltd.
filed 2008-06-06
CIK 1352341

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of June 2, 2008, there were 60,158,223 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net revenue:
Products	$122	$147	$285	$275
Services	40	36	77	73
Total net revenue	162	183	362	348
Costs of sales:
Cost of products	56	79	135	148
Cost of services	29	25	57	50
Total costs of sales	85	104	192	198
Operating expenses:
Research and development	26	22	51	45
Selling, general and administrative	37	35	76	69
Separation costs	—	1	—	3
Total operating expenses	63	58	127	117

Income from operations	14	21	43	33
Other income, net	3	4	9	7

Income before taxes	17	25	52	40
Provision for income taxes	3	3	6	5
Net income	$14	$22	$46	$35

Net income per share – basic:	$0.24	$0.37	$0.76	$0.59

Net income per share – diluted:	$0.23	$0.36	$0.75	$0.59

Weighted average shares (in thousands) used in computing net income per share:
Basic:	60,009	59,004	59,941	58,884
Diluted:	60,663	59,945	60,714	59,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2008	October 31, 2007
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$242	$146
Short-term marketable securities	129	229
Trade accounts receivable, net	90	107
Inventory	81	68
Other current assets	51	54
Total current assets	593	604
Property, plant and equipment, net	41	42
Long-term marketable securities	83	48
Goodwill	18	18
Other long-term assets	84	59
Total assets	$819	$771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77	$76
Payables to Agilent	—	1
Employee compensation and benefits	52	53
Deferred revenue, current	61	65
Income taxes and other taxes payable	4	12
Other current liabilities	17	19
Total current liabilities	211	226
Long-term liabilities:
Income taxes payable	10	—
Other long-term liabilities	47	47
Total liabilities	268	273

Commitments and contingencies (Note 18)

Shareholders’ equity
Ordinary shares, no par value; 60,021,531 and 59,704,629 issued and outstanding at April 30, 2008 and October 31, 2007, respectively
Additional paid in capital	393	381
Retained earnings	175	131
Accumulated other comprehensive loss	(17)	(14)
Total shareholders’ equity	551	498
Total liabilities and shareholders’ equity	$819	$771

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

(Unaudited)

	Six Months Ended April 30,
	2008	2007
	(in millions)
Cash flows from operating activities:
Net income	$46	$35
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8	6
Excess and obsolete inventory-related charges	5	5
Share-based compensation	8	7
Impairment loss on marketable securities	2	—
Changes in assets and liabilities:
Trade accounts receivable, net	18	37
Receivables from Agilent	—	8
Inventory (Note 10)	(15)	7
Accounts payable	1	(4)
Payables to Agilent	(1)	(27)
Employee compensation and benefits	(1)	—
Deferred revenue, current	(4)	(5)
Income taxes and other taxes payable	(9)	(14)
Other current assets and accrued liabilities	(1)	(7)
Other long term assets and long term liabilities	10	2
Net cash provided by operating activities	67	50

Cash flows from investing activities:
Acquisitions and investment, net of cash acquired	(28)	—
Investments in property, plant and equipment	(4)	(7)
Purchases of available for sale marketable securities	(163)	(297)
Proceeds from sales and maturities of available for sale marketable securities	220	117
Net cash provided by (used in) investing activities	25	(187)

Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	4	5
Net cash provided by financing activities	4	5

Net increase (decrease) in cash and cash equivalents	96	(132)
Cash and cash equivalents at beginning of period	146	300
Cash and cash equivalents at end of period	$242	$168

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                 OVERVIEW

Overview

Verigy (“we,” “us” or the “Company”) designs, develops and manufactures semiconductor test equipment and provides test system solutions that are used in the manufacture, validation, characterization, and production test of System-on-a-Chip (SOC), System-in-a-Package (SIP), high-speed memory and memory devices. In addition to test equipment, our solutions include advanced analysis tools as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

Prior to our initial public offering, we were a wholly-owned subsidiary of Agilent Technologies, Inc (“Agilent”).  We became an independent company on June 1, 2006, when we separated from Agilent.  On June 13, 2006, we completed our initial public offering and became a separate stand-alone publicly-traded company incorporated in Singapore focused on technology and innovation in semiconductor testing.  Effective October 31, 2006, Agilent distributed the 50 million Verigy ordinary shares it owned to its shareholders.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature and necessary to fairly state the statements of financial position, results of operations and cash flows for the dates and periods presented.

Reclassifications.     Certain amounts disclosed in the notes to the condensed consolidated financial statements for the three and six months ended April 30, 2007, were reclassified to conform to the presentation used for the three and six months ended April 30, 2008.

Principles of consolidation.    The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated.

Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions it believes to be reasonable.  Although these estimates are based on management’s knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates.  Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.  Those policies are revenue recognition, restructuring, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets, valuation of marketable securities, and accounting for income taxes.

Derivative instruments.     We have implemented a hedging strategy that is intended to mitigate our foreign currency exposure by entering into foreign currency forward contracts that have maturities in excess of one month. These contracts are used to reduce our risk associated with exchange rate movement, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. These derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments. For derivative instruments designated and qualifying as cash flow hedges of anticipated foreign currency denominated transactions, the effective portion of the gain or loss on these hedges is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity, and is reclassified into the statement of operations when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is ineffective, the gain or loss on the associated financial instrument is recorded promptly in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gain or loss on these hedges is recorded promptly in earnings to offset the changes in the fair value of the assets or liabilities being hedged. Verigy does not use derivative financial instruments for trading or speculative purposes.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010.  The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal year 2009.  We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  We are currently assessing the impact that SFAS No. 141(R) may have on our consolidated financial statements upon adoption in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements.  It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements shall be applied prospectively.  We are currently assessing the impact that SFAS No. 160 may have on our consolidated financial statements upon adoption in fiscal year 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that companies must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the company’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We are currently assessing the impact that SFAS No. 161 may have on our consolidated financial statements upon our adoption in fiscal year 2009.

4.             TRANSACTIONS WITH AGILENT

During the three and six months ended April 30, 2008 and 2007, we had no revenue from sale of products to Agilent or any outstanding receivables.  For the three months ended April 30, 2008 and 2007, we purchased $1.2 million and $1.4 million of materials from Agilent, respectively.  For the six months ended April 30, 2008 and 2007, we purchased $3.1 million and $3.7 million of materials from Agilent, respectively.

As of April 30, 2008, we had no payables to Agilent, compared to $1 million of payables to Agilent at October 31, 2007, which primarily related to transition-related services provided to us by Agilent during the second half of fiscal year 2007.  We have completed all of our transition service agreements with Agilent.

5.             NET INCOME PER SHARE

The following is a reconciliation of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Basic Net Income Per Share:
Net income (in millions)	$14	$22	$46	$35
Weighted average number of ordinary shares (1)	60,009	59,004	59,941	58,884
Basic net income per share	$0.24	$0.37	$0.76	$0.59
Diluted Net Income Per Share:
Net income (in millions)	$14	$22	$46	$35
Weighted average number of ordinary shares (1)	60,009	59,004	59,941	58,884
Potentially dilutive common stock equivalents — stock options, restricted share units and other employee stock plans (1)	654	941	773	683
Total shares for purpose of calculating diluted net income per share (1)	60,663	59,945	60,714	59,567
Diluted net income per share	$0.23	$0.36	$0.75	$0.59

(1) Weighted average shares are presented in thousands.

The dilutive effect of outstanding options and restricted share units (“RSU”) is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation required by SFAS No. 123(R).

The following table presents those options to purchase ordinary shares and restricted share units outstanding which were not included in the computation of diluted net income per share because they were anti-dilutive:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Non-qualified Share Options:
Number of options to purchase ordinary shares (in thousands)	1,169	326	761	2,310
Weighted-average exercise price	$19.89	$15.00	$22.28	$15.00
Average ordinary share price	$19.59	$23.05	$21.57	$20.33

Restricted Share Units:
Number of restricted share units (in thousands)	115	—	20	—
Weighted-average grant date price	$26.67	$—	$27.67	$—
Average ordinary share price	$19.59	$23.05	$21.57	$20.33

6.             PROVISION FOR INCOME TAXES

For each of the three month periods ended April 30, 2008 and 2007, we recorded income tax expense of approximately $3.  During the six months ended April 30, 2008 and 2007, we recorded income tax expense of approximately $6 million and $5 million, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, completion of separation, restructuring and other one-time charges, as well as discrete events, such as settlements of audits.

On November 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position, as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provision of FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  As a result of the adoption of FIN 48, we increased our reserves for unrecognized tax benefits by $0.2 million and increased our reserves for penalties by $0.2 million, for a total increase of $0.4 million, which was accounted for as a cumulative adjustment to the beginning balance of retained earnings.  Additionally, we reclassified $10 million from current income taxes and other taxes payable to long-term taxes payable.  At the adoption date of November 1, 2007, we had $9.8 million of unrecognized tax benefits which would reduce our income tax expense if recognized.  As of April 30, 2008, we had $10.7 million of unrecognized tax benefits which would reduce our income tax expense if recognized and $2.5 million which would decrease other intangible assets if recognized.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.  We had approximately $0.6 million of accrued interest and penalties at the adoption date of November 1, 2007, and approximately $0.9 million of accrued interest and penalties as of April 30, 2008.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, U.S. and Germany.  Our 2006 and 2007 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. We are not currently under audit for any tax years.

7.             SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”).  A total of 10,300,000 ordinary shares were authorized for issuance under the plan.  The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights and restricted share units.  At April 30, 2008, there were approximately 4.5 million ordinary shares available for issuance under the 2006 EIP.

On November 27, 2007, our board of directors approved the use of up to $150 million to repurchase up to 10 percent of Verigy’s outstanding ordinary shares.  On April 15, 2008, during our annual general meeting of shareholders, our shareholders approved the share repurchase program which provides our directors authority to acquire up to 10 percent, or approximately 6 million shares, of Verigy’s outstanding ordinary shares.

Except for replacement options granted in connection with Verigy’s separation from Agilent, employee nonqualified stock options have an exercise price no less than 100% of the fair market value of a share on the date of grant, and generally vest at a rate of 25% per year over 4 years.  The maximum allowable term is 10 years.  Restricted share units awarded to employees pay out in an equal number of ordinary shares, and generally vest at a rate of 25% per year over 4 years.  Options and restricted share units cease to vest upon termination of employment.  If an employee terminates employment due to death, disability or retirement at or after age 65 with at least 15 years of service, then the vested portion of the employee’s option and restricted share unit award is determined by adding 12 months to the length of his or her actual service, and the option is exercisable as to the vested shares for one year after the date of termination, or, if earlier, the expiration of the term of the option.

Stock options granted to outside directors have a maximum term of 5 years.  Options granted prior to the second quarter of fiscal year 2008 become vested on the first anniversary of the grant date, and options granted beginning in the second quarter of fiscal year 2008 become vested in four equal quarterly installments from the grant date.  Restricted share units granted prior to the second quarter of fiscal year 2008 become vested on the first anniversary of the grant date, and units granted beginning in the second quarter of fiscal year 2008 become vested in four equal quarterly installments from the grant date.  Restricted share units granted to outside directors are paid out on the third anniversary of the grant date.  All awards granted to an outside director become fully vested upon the director’s termination of services if due to of death, disability, retirement at or after age 65, or if in connection with a change in control.

Ordinary shares are issued for employees’ restricted share units on the date the restricted share units vest.  The majority of shares issued are net of the minimum statutory withholding requirements, as shares are withheld to cover the tax withholding obligation.  As a result, the actual number of shares issued will be less than the number of restricted share units granted.  Prior to vesting, restricted share units do not have dividend equivalent or voting rights.

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

As of April 30, 2008, a total of 496,511 ordinary shares had been issued as a result of purchases made by participants in our Purchase Plan.  On the purchase dates of November 30, 2007, May 31, 2007 and November 30, 2006, we issued 155,030, 197,000 and 144,481 ordinary shares, respectively, to participants in our Purchase Plan.

Share-Based Compensation for Verigy Options and Purchase Plan

As of November 1, 2005, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock option awards and employee stock purchases made under the Purchase Plan.

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

Share-Based Compensation for Agilent Options Held by Verigy Employees

Prior to our separation from Agilent, some of our employees participated in Agilent’s stock-based compensation plans.  Until November 1, 2005, we accounted for stock-based awards, based on Agilent’s stock, using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  Under the intrinsic value method, we recorded compensation expense related to stock options in our condensed consolidated statements of operations when the exercise price of our employee stock-based award was less than the market price of the underlying Agilent stock on the date of the grant.  We had no stock option expenses resulting from an exercise price that was less than the market price on the date of the grant in any of the periods presented.

Share-Based Payment Award Activity

The following table summarizes stock option activity during the six months ended April 30, 2008:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2007	3,280	$15.38
Granted	243	$22.64
Exercised (1)	(95)	$13.13
Cancelled / Expired	(40)	$15.19
Outstanding as of April 30, 2008	3,388	$15.97

(1) The total pretax intrinsic value of stock options exercised during the six months ended April 30, 2008 was $1.0 million.

The following table summarizes restricted share unit activity during the six months ended April 30, 2008:

	Restricted Share Units
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2007	870	$18.49
Granted	656	$21.72
Vested and paid out	(104)	$19.15
Forfeited	(28)	$20.12
Outstanding as of April 30, 2008 (2) (3) (4)	1,394	$19.93

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy at April 30, 2008:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$7.48 — 15.00	1,580	5.60 years	$13.03	$13,176
$15.01 — 20.00	1,406	6.73 years	$16.41	6,975
$20.01 — 25.00	78	5.64 years	$23.42	—
$25.01 — 30.00	324	5.69 years	$26.62	—
	3,388	6.08 years	$15.97	$20,151

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of our ordinary shares of $21.37 at April 30, 2008, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of April 30, 2008, approximately 1,258,000 outstanding options were vested and exercisable and the weighted average exercise price was $14.61.  Among the 1,258,000 outstanding options that were vested and exercisable, the total number of exercisable stock options that were in-the-money was 1,177,000 and the weighted average exercise price was $13.84.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at April 30, 2008:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$14.75 — 15.00 (2)	101	$14.97
$15.01 — 20.00 (3)	624	$18.34
$20.01 — 25.00	476	$20.32
$25.01 — 30.00 (4)	193	$26.71
	1,394	$19.93

(2) The outstanding restricted share units as of April 30, 2008 include 22,000 fully vested units held by outside directors.

(3) The outstanding restricted share units as of April 30, 2008 include 13,000 fully vested units held by outside directors.

(4) The outstanding restricted share units as of April 30, 2008 include 11,000 fully vested units held by outside directors.

As of April 30, 2008, the total grant date fair value of our outstanding restricted share units was approximately $27.8 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $29.8 million.

Share-based Compensation

The impact on our results for share-based compensation for the three and six months ended April 30, 2008 and 2007, respectively, was as follows:

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in millions)
Cost of products and services	$0.8	$0.6	$1.5	$1.2
Research and development	0.5	0.4	1.0	0.9
Selling, general and administrative	2.9	2.2	5.6	4.8
Total share-based compensation expense	$4.2	$3.2	$8.1	$6.9

For the three and six months ended April 30, 2008 and 2007, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of awards related to Verigy options granted during the three and six months ended April 30, 2008, was $8.34 and $9.68 per share, respectively, and was determined using the Black-Scholes option pricing model.  The tax benefit realized from exercised stock options and similar awards for the three and six months ended April 30, 2008 and 2007 was insignificant.

As of April 30, 2008 and 2007, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $34.4 million and $28.4 million, respectively.  We expect to recognize the cost of these share-based awards over a weighted average of 2.55 years.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three and six months ended April 30, 2008 and 2007 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,
	2008	2007	2008	2007
Risk-free interest rate for options	2.82%	4.50%	3.03%	4.53%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for options	48.8%	39.8%	48.3%	40.6%
Expected option life	4.33 years	4.38 years	4.38 years	4.34 years

Valuation Assumptions for the Purchase Plan

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,
	2008	2007	2008	2007
Risk-free interest rate for Purchase Plan	3.35%	4.90%	3.35%	4.90%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for Purchase Plan	47.3%	40.2%	47.3%	40.2%
Expected option life for Purchase Plan	6 months	6 months	6 months	6 months

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the Company’s underlying stock.  The price volatility of our stock price was determined on the date of grant using a combination of the average daily historical volatility and the average implied volatility of publicly traded options of our ordinary shares.  Management believes that using a combination of historical and implied volatility is the most appropriate measure of the expected volatility of our stock price.  Because we have limited historical data, we used data from peer companies to determine our assumptions for the expected option life.  For the risk-free interest rate, we used the rate of return on U.S. Treasury Strips as of the grant dates.

8.             INOVYS ACQUISITION

During the three months ended January 31, 2008, we acquired Inovys, a privately held company.  Inovys provides innovative solutions for design debug, failure analysis and yield acceleration for complex semiconductor devices and processes.   From the acquisition date, the results of operations of Inovys’ business are included in our condensed consolidated statements of operations and were not material to revenues or net income for the period following the acquisition.  The purchase price was allocated to the acquired net assets based on estimates of fair values.  Pro forma results of operations for the acquisition have not been presented as the effect has not been significant for the periods presented.

9.             COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in millions)
Net income	$14	$22	$46	$35
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	—
Change in unrealized losses on marketable securities, net of tax	(2)	—	(5)	—
Change in unrealized gains on derivative instruments qualifying as cash flow hedges, net of tax	1	—	1	—
Total comprehensive income	$13	$22	$42	$35

Verigy’s derivative financial instruments consist of currency forward exchange contracts and are recorded at fair value on the condensed consolidated balance sheets.  Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of  hedges, if any, are recognized in the consolidated statement of operations. The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive loss as of April 30, 2008 will generally be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings. The change in forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in other income, net in the statement of operations. We did not have any ineffective hedges during the periods presented.

10.          INVENTORY

Inventory, net of related reserves, consists of the following:

	April 30,	October 31,
	2008	2007
	(in millions)
Raw materials	$35	$25
Work in progress	6	6
Finished goods	40	37
Total inventory	$81	$68

There is approximately $17 million of demonstration products included in finished goods inventory for both periods as of April 30, 2008 and October 31, 2007.

11.          PROPERTY, PLANT AND EQUIPMENT, NET

	April 30,	October 31,
	2008	2007
	(in millions)
Leasehold improvements	$14	$13
Software	21	21
Machinery and equipment	45	40
Total property, plant and equipment	80	74
Accumulated depreciation and amortization	(39)	(32)
Total property, plant and equipment, net	$41	$42

We recorded approximately $4 million and $3 million of depreciation and amortization expense during the three months ended April 30, 2008 and 2007, respectively.  We recorded approximately $8 million and $6 million of depreciation and amortization expense during the six months ended April 30, 2008 and 2007, respectively.

12.          MARKETABLE SECURITIES

We account for our short-term marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  We classify our marketable securities as available for sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date.  We amortize premiums and discounts against interest income over the life of the investment.  Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less.  Our marketable securities are classified as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we intend to convert them into cash as necessary to meet our liquidity requirements.

Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities.  Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years.  At the end of each interest rate reset period, which occur every seven to thirty-five days, investors can buy, sell, or continue to hold the securities at par.  In the fourth quarter of fiscal year 2007, certain of our auction rate securities experienced failed auctions due to sell orders exceeding buy orders which occurred as a result of liquidity concerns derived primarily from the mortgage and debt markets.  In the first half of fiscal year 2008, we continued to see liquidity issues in the market for auction rate securities.  Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  Based on an analysis of other-than-temporary impairment factors, at April 30, 2008 we recorded a temporary impairment within accumulated other comprehensive loss of approximately $5 million (net of tax of $1 million) and an other-than-temporary impairment within the statement of operations of $1.5 million related to these auction rate securities.  Our marketable securities portfolio as of April 30, 2008 was $212 million.  The portfolio includes approximately $93 million invested in auction rate securities of which approximately $9.7 million have been classified as short-term as they were redeemed by the issuer in May 2008.  The interest rate reset auctions for the majority of our portfolio have failed as of April 30, 2008.  These securities have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to April 30, 2008, as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

The following table summarizes our marketable security investments as of April 30, 2008:

	Cost	Gross Unrealized Gains (Losses)	Impairment	Estimated Fair Market Value
	(in millions)
Short-term marketable securities:
Money market funds	$210	$—	$—	$210
U.S. treasury securities and government agency securities	25	—	—	25
Corporate debt securities	94	—	—	94
Auction rate securities	10	—	—	10
Total short-term available for sale investments	$339	$—	$—	$339

	Cost	Gross Unrealized Gains (Losses)	Impairment	Estimated Fair Market Value
	(in millions)
Long-term marketable securities:
Auction rate securities	$90	$(5)	$(2)	$83
Total long-term available for sale investments	$90	$(5)	$(2)	$83

As Reported:
Cash equivalents	$210
Short-term marketable securities	129
Long-term marketable securities	83
Total at April 30, 2008	$422

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for sale at April 30, 2008 are shown in the table below based on their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Impairment	Estimated Fair Market Value
	(in millions)
Less than 1 year	$284	$—	$—	$284
Due in 1 to 2 years	44	—	—	44
Due after 2 years	101	(5)	(2)	94
Total at April 30, 2008	$429	$(5)	$(2)	$422

13.          GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity during the six months ended April 30, 2008 and 2007 is shown in the table below: (Also see Note 17 “Other Current Liabilities and Other Long-Term Liabilities”)

	Six Months Ended April 30,
	2008	2007
	(in millions)
Beginning balance at November 1,	$9	$6
Accruals for warranties issued during the period	6	5
Accruals related to pre-existing warranties (including changes in estimates)	—	4
Settlements made during the period	(8)	(8)
Ending balance at April 30,	$7	$7

 In our condensed consolidated balance sheets, standard warranty accrual is presented in other current liabilities.

Extended Warranty

A summary of our extended warranty deferred revenue activity for the six months ended April 30, 2008 and 2007 is shown in the table below:

	Six Months Ended April 30,
	2008	2007
	(in millions)
Beginning balance at November 1,	$21	$20
Revenue recognized during the period	(5)	(4)
Deferral of revenue for new contracts	4	7
Ending balance at April 30,	$20	$23

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

14.                               RESTRUCTURING

In connection with the transfer of our manufacturing activities to Flextronics in fiscal year 2006, we transferred a number of employees to Flextronics.  As part of this arrangement, we had a potential obligation in the future of approximately $2 million associated with the termination of these transferred employees from the manufacturing facilities in Flextronics in Germany.  We had deferred these costs and recognized them ratably over the employees’ period of service through the employee’s expected termination from Flextronics.  During the three months ended April 30, 2008, we determined that we will no longer be liable to pay this obligation as we have decided to maintain a specialized portion of our manufacturing activities in Germany.   We recorded a $1.2 million benefit relating to the reversal of these charges.

As of April 30, 2008, we had approximately $0.5 million in accrued restructuring liability relating to reductions that will occur during the second half of fiscal year 2008.

15.          SEPARATION COSTS

In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.  These expenses totaled $1.3 million and $3.5 million in the three and six months ended April 30, 2007, respectively, and were immaterial during the three and six months ended April 30, 2008.

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

U.S. Retirement and Post-retirement Health Care Benefits for U.S. Employees

Effective June 1, 2006, we established a new defined contribution benefit plan (“Verigy 401(k) plan”) for our U.S employees.  Our 401(k) plan provides matching contribution of up to 4% of eligible compensation.  Eligible compensation consists of base and variable pay.  In addition, we also offer a profit sharing plan for our U.S. employees, whereby we will make a maximum 2% contribution to the employee’s 401(k) plan if certain annual financial targets are achieved.  A small number of our U.S. employees meeting certain age and service requirements also receive an additional 2% profit sharing contribution to their 401(k) plan accounts if certain annual financial targets are achieved.

For the three and six months ended April 30, 2008, our matching expenses for our U.S. employees under the Verigy 401(k) and the Verigy profit sharing plans were $0.7 million and $1.6 million, respectively, compared to $0.9 million and $1.7 million in the comparable periods in fiscal year 2007.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan.  At the date of separation, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million.  We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees.  For the three and six months ended April 30, 2008 and 2007, the amount of expenses recognized under the RMA plan for both periods presented was approximately $0.2 million and $0.4 million, respectively.  There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

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

Costs for All U.S. and Non-U.S. Plans.   The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for the three and six months ended April 30, 2008 and 2007:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended April 30,
	2008	2007	2008	2007	2008	2007
	(in millions)
Defined benefit pension plan costs	$—	$—	$1.8	$1.5	$1.8	$1.5
Defined contribution pension plan costs	0.7	0.9	0.3	—	1.0	0.9
Non-pension post-retirement benefit costs	0.2	0.2	—	—	0.2	0.2
Total retirement-related plans costs	$0.9	$1.1	$2.1	$1.5	$3.0	$2.6

	U.S. Plans		Non-U.S. Plans		Total
	Six Months Ended April 30,
	2008	2007	2008	2007	2008	2007
	(in millions)
Defined benefit pension plan costs	$—	$—	$3.5	$2.9	$3.5	$2.9
Defined contribution pension plan costs	1.6	1.7	0.6	0.2	2.2	1.9
Non-pension post-retirement benefit costs	0.4	0.4	—	—	0.4	0.4
Total retirement-related plans costs	$2.0	$2.1	$4.1	$3.1	$6.1	$5.2

Non-U.S. Defined Benefit.   For the three and six months ended April 30, 2008 and 2007, the net pension costs related to our employees participating in our non-U.S. defined benefit plans were comprised of:

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in millions)
Service cost — benefits earned during the year	$1.6	$1.0	$2.7	$2.0
Interest cost on benefit obligation	1.0	0.7	1.9	1.3
Expected return on plan assets	(1.1)	(0.5)	(1.7)	(1.0)
Amortization and deferrals of recognized amounts:
Actuarial loss	0.3	0.3	0.6	0.6
Total net plan costs	$1.8	$1.5	$3.5	$2.9

Measurement date.    We use a September 30 measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

17.                               OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current accrued liabilities at April 30, 2008 and October 31, 2007, were as follows:

	April 30, 2008	October 31, 2007
	(in millions)
Supplier liabilities	$6	$5
Accrued warranty costs	7	9
Other	4	5
Total other current liabilities	$17	$19

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our forecasted production and service and support needs.  (Also see Note 13, “Guarantees” for additional information regarding warranty accruals).

Other long-term liabilities at April 30, 2008 and October 31, 2007, were as follows:

	April 30, 2008	October 31, 2007
	(in millions)
Long-term extended warranty and deferred revenue	$10	$12
Retirement plan accruals	36	32
Other	1	3
Total other long-term liabilities	$47	$47

(Also see Note 16, “Retirement and Post-Retirement Pension Plans” for additional information regarding retirement plan accruals).

18.          COMMITMENTS AND CONTINGENCIES

As of April 30, 2008, there was no material change in our capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2007.

As a result of adopting FIN 48, we had $9.8 million of unrecognized tax benefits which were recorded as long term liabilities upon adoption on November 1, 2007.  As of April 30, 2008, we had $10.7 million of unrecognized tax benefits which are recorded as long- term liabilities and an additional $2.5 million which are recorded as a reduction in long term deferred tax assets.

Rent expense was $1.6 million and $3.2 million for the three and six months ended April 30, 2008, respectively, compared to $1.5 million and $2.8 million in the comparable periods in fiscal year 2007.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business.

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

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in millions)
Net revenue from products:
SOC / SIP / High-Speed Memory	$116	$69	$237	$118
Memory	6	78	48	157
Net revenue from products	122	147	285	275
Net revenue from services	40	36	77	73
Total net revenue	$162	$183	$362	$348

Major customers

For the three months ended April 30, 2008, one of our customers accounted for 12.9% of our total net revenue.  For the three months ended April 30, 2007, two of our customers accounted for 41.8% of our total net revenue, with one customer accounting for 24.8% and the other customer accounting for 17.0% of our total net revenue.

For the six months ended April 30, 2008, one of our customers accounted for 10.2% of our total net revenue.  For the six months ended April 30, 2007, two of our customers accounted for 36.1% of our total net revenue, with one customer accounting for 20.3% and the other customer accounting for 15.8% of our total net revenue.

Geographic Net Revenue Information:

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in millions)
United States	$28	$63	$58	$142
Singapore	107	91	238	148
Japan	10	11	34	26
Rest of the World	17	18	32	32
Total net revenue	$162	$183	$362	$348

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Property, Plant and Equipment Information:

	April 30,	October 31,
	2008	2007
	(in millions)
United States	$13	$13
Singapore	15	17
Germany	5	4
China	3	3
Rest of the World	5	5
Total geographic property, plant and equipment	$41	$42

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This report contains forward-looking statements including, without limitation, statements regarding manufacturing operations, increase in sales and growth of business in Asia, research and development activities and expenses, variations in quarterly revenues and operating results, trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditure in research and development, anticipated benefits from our operating model, our future effective tax rate, new product introductions, growth in service revenue, our liquidity position, our ability to generate cash from continuing operations, our expected growth, the potential impact of adopting new accounting pronouncements, our potential future financial results, the quality of our marketable securities, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, the impact of our variable cost structure, and our lease payment obligations that involve risks and uncertainties.  Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” and similar terms.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

Overview

Prior to our initial public offering, we were a wholly-owned subsidiary of Agilent Technologies, Inc (“Agilent”).  We became an independent company on June 1, 2006, when we separated from Agilent.  On June 13, 2006, we completed our initial public offering and became a separate stand-alone publicly-traded company incorporated in Singapore focused on technology and innovation in semiconductor testing.  We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry.  We offer a single platform for each of the two general categories of devices being tested: our 93000 Series platform, designed to test System-on-a-Chip (SOC), System-in-a-Package (SIP) and high-speed memory devices, and our V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages.  Our test solutions are both scalable and flexible.  Our test platforms are scalable across different frequency ranges, different pin counts and different numbers of devices under simultaneous test.  Our test platforms’ flexibility allows for a single test system to test a wide range of applications for semiconductor devices.  Our scalable platform architecture provides us with internal operating model efficiencies such as relatively lower research and development costs, engineering headcount, support requirements and inventory risk.  The scalability and flexibility of our test solutions also provides economic benefits to our customers by allowing them to get their complex, feature-rich semiconductor devices to market quickly and to reduce their overall costs.  In addition to our test equipment, our solutions include advanced analysis tools as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

We have a broad customer base, with more than 1,800 93000 Series systems and more than 2,500 V5000 Series systems installed worldwide as of April 30, 2008.  Our customers include integrated device manufacturers (“IDMs’), test subcontractors, also referred to as subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies.

Basis of Presentation and Separation from Agilent

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31.  Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Amounts included in the accompanying condensed consolidated financial statements are expressed in U.S. dollars.  The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain amounts in the condensed consolidated financial statements for the three and six months ended April 30, 2007 were reclassified to conform to the presentation used for the three and six months ended April 30, 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such rules and regulations.  The following discussion should be read in conjunction with our 2007 Annual Report on Form 10-K.

Overview of Results

Our total net revenue for the three months ended April 30, 2008, was $162 million, down $21 million, or 11.5%, from the comparable period in fiscal year 2007, and down 19.0% sequentially.  This decrease was due to lower revenue from sales of our memory test systems.  We experienced a sharp decrease in our sales of memory products resulting in our lowest revenue quarter since our spin off from Agilent.  The decline in our memory test revenues resulted from substantial declines in the capital spending patterns of our memory device manufacturer customers and of their subcontractor test partners to which we also sell systems.  The overall decline in the memory market capital spending reflects continued excess supply and price erosion for memory products, which has resulted in lower manufacturing output and excess test capacity.   These factors have caused our customers to delay test system orders and, in one case, to delay delivery of systems ordered in our first quarter of fiscal year 2008.

Despite the cyclical weakness in the memory test industry, our SOC business showed considerable strength.  We experienced increased demand for our 93000 platform for both SOC and high-speed memory applications, driven primarily by strong demand for our customers’ devices targeted at the computer and cell phone markets.  We also saw solid market response to our Port Scale RF products among our customer base.  For the three months ended April 30, 2008, one of our SOC customers accounted for more than 10% of our total net revenue.  In contrast, for the three months ended April 30, 2007, two of our memory customers accounted for more than 10% of our total net revenue.

Our gross margin for the three months ended April 30, 2008, was 47.5%, an increase of 4.3 percentage points from the comparable period in fiscal year 2007 and an increase of one percentage point from the first quarter of fiscal year 2008. Gross margin improvement was primarily attributable to the stronger mix of SOC systems, which generally have a higher gross margin than our memory systems, sold during the quarter.  In addition, in the three months ended April 30, 2008, we benefited from a $1.2 million reduction in cost of sales associated with severance obligations that we are no longer liable to pay due to our decision to maintain a specialized portion of our manufacturing activities in Germany.  This compares to a $1.1 million restructuring charge to cost of sales during the comparable period in fiscal year 2007.

Our total operating expenses, including separation and restructuring charges, were $63 million in the three months ended April 30, 2008, up $5 million, or 8.6%, from the comparable period in fiscal year 2007, but down by $1 million sequentially.  This increase in operating expenses from the comparable quarter of fiscal year 2007 was primarily due to increased spending on research and development initiatives for product programs that are planned for introduction during the next 6 to 12 months, as well as higher share-based compensation, partially offset by lower sales and variable compensation expenses.

Net income for the three and six months ended April 30, 2008 was $14 million and $46 million, a decrease of  36.4 percent from $22 million in the three months ended April 30, 2007, but an increase of 31.4 percent from $35 million in the six months ended April 30, 2007. This year to date increase was due to our revenue growth in SOC and high-speed memory testers for the quarter as well as favorable product mix.  For the six months ended April 30, 2008, we generated operating cash of $67 million and the cash and cash equivalents balance as of April 30, 2008 was $242 million.

We derive a significant percentage of our net revenue from outside of North America.  Net revenue from customers located outside of North America represented 82.7% and 65.0% of total net revenue in the three months ended April 30, 2008 and 2007, respectively.  Net revenue in North America was lower by 56.3% during the three months ended April 30, 2008, compared to the same period of fiscal year 2007, due to the continuing outsourcing by our North American customers to contract manufacturers in Asia.  Net revenue in Asia (including Japan) was higher by 10.7% in the three months ended April 30, 2008, compared to the same period of fiscal year 2007.  We expect this trend of increasing sales in Asia (including Japan) to continue as semiconductor manufacturing activities continue to concentrate in that region.

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had and will have a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor industry.  Historically, these demand fluctuations have resulted in significant variations in our results of operations. This was particularly relevant during this second quarter of fiscal year 2008 where we saw a significant decrease in revenue from our memory platform and experienced a postponement of a significant customer order.  Due to our product diversification, however, we were able to partially offset the effect of this downturn in demand for memory systems with increased demand for our SOC platform fueled by the computing and cell phone device markets.  These upturns and downturns in the semiconductor industry in recent years have generally affected the semiconductor test equipment and services industry more significantly than the overall capital equipment sector.

Furthermore, we sell to a variety of customers, including subcontractors. Because we sell to subcontractors, which during market downturns tend to reduce or delay orders for new test systems and test services more quickly and dramatically than other customers, any downturn may cause a quicker and more significant adverse effect on our business than on the broader semiconductor industry.  In addition, although a decline in orders for semiconductor capital equipment may accompany or precede the timing of a decline in the semiconductor market as a whole, recovery in semiconductor capital equipment spending may lag the recovery by the semiconductor industry.

Although our visibility into the memory market remains poor, we are prepared for continued weakness in our memory test business through the end of calendar year 2008.   While we continue to invest in our memory products in anticipation of a cyclical recovery in the memory test market, in the near term we are primarily focusing our attention and resources on high growth segments of the markets we address such as high-integrated RF, consumer mixed-signal, high-speed memory and yield improvement.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and various other assumptions management believes to be reasonable.  Although these estimates are based on management’s knowledge of current events and of actions that may impact the Company in the future, actual results may be different from the estimates.  Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management.  Those policies include revenue recognition, restructuring charges, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets, valuation of marketable securities, and accounting for income taxes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.  There have been no significant changes during the three and six months ended April 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2007, filed with the Securities and Exchange Commission on December 21, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010.  The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal year 2009.  We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  We are currently assessing the impact that SFAS No. 141(R) may have on our consolidated financial statements upon adoption in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements.  It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements shall be applied prospectively.  We are currently assessing the impact that SFAS No. 160 may have on our consolidated financial statements upon adoption in fiscal year 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that companies must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the company’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We are currently assessing the impact that SFAS No. 161 may have on our consolidated financial statements upon our adoption in fiscal year 2009.

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

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Net revenue:
Products	75.3%	80.3%	78.7%	79.0%
Services	24.7	19.7	21.3	21.0
Total net revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	34.6	43.2	37.3	42.5
Cost of services	17.9	13.7	15.7	14.4
Total cost of sales	52.5	56.9	53.0	56.9
Gross margin (1)	47.5	43.1	47.0	43.1
Operating expenses:
Research and development	16.0	12.0	14.1	12.9
Selling, general and administrative	22.9	19.1	21.0	19.8
Separation costs	—	0.5	—	0.9
Total operating expenses	38.9	31.6	35.1	33.6
Income from operations	8.6	11.5	11.9	9.5
Other income, net	1.9	2.2	2.5	2.0
Income before income taxes	10.5	13.7	14.4	11.5
Provision for income taxes	1.9	1.7	1.7	1.4
Net income	8.6%	12.0%	12.7%	10.1%

(1) Gross margin represents the ratio of gross profit to total net revenue

Net Revenue

	Three Months Ended April 30,		2008 over 2007	Six Months Ended April 30,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$116	$69	68.1%	$237	$118	100.8%
Memory	6	78	(92.3)%	48	157	(69.4)%
Net revenue from products	122	147	(17.0)%	285	275	3.6%

Net revenue from services	40	36	11.1%	77	73	5.5%
Total net revenue	$162	$183	(11.5)%	$362	$348	4.0%

Our revenue by geographic region for the three and six months ended April 30, 2008 and 2007 is as follows:

	Three Months Ended April 30,		2008 over 2007	Six Months Ended April 30,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
North America	$28	$64	(56.3)%	$58	$144	(59.7)%
As a percent of total net revenue	17.3%	35.0%		16.1%	41.4%

Europe	$10	$7	42.9%	$19	$15	26.7%
As a percent of total net revenue	6.2%	3.8%		5.2%	4.3%

Asia-Pacific, excluding Japan	$114	$101	12.9%	$251	$163	54.0%
As a percent of total net revenue	70.3%	55.2%		69.3%	46.8%

Japan	$10	$11	(9.1)%	$34	$26	30.8%
As a percent of total net revenue	6.2%	6.0%		9.4%	7.5%

Total net revenue	$162	$183	(11.5)%	$362	$348	4.0%

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

Net revenue in the three months ended April 30, 2008 was $162 million, a decrease of $21 million, or 11.5%, from the $183 million achieved in the three months ended April 30, 2007.  Net product revenue in the three months ended April 30, 2008 was $122 million, a decrease of $25 million, or 17.0%, from the $147 million achieved in the three months ended April 30, 2007.  These decreases were due to lower revenue from sales of our memory test systems, partially offset by increases in SOC and services revenue.  As noted in the “Overview” above, our memory customers continue to delay memory tester purchases and have significantly cut their capital budgets due to excess supply and lower capacity utilization.  Despite the cyclical weakness in the memory test industry, our SOC business showed considerable strength in the second fiscal quarter of fiscal year 2008.  During this period, we experienced increased demand for our 93000 platform in both SOC and high-speed memory driven by computing and cell phone device markets.

Services revenue for the three months ended April 30, 2008 accounted for $40 million, or 24.7% of net revenue, compared to $36 million, or 19.7% of net revenue for the three months ended April 30, 2007.  Our service revenue is expected to grow in absolute amount as we provide services to a growing installed base of systems.  Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered.

Net revenue in the six months ended April 30, 2008, was $362 million, an increase of $14 million, or 4.0%, from the $348 million achieved in the corresponding prior year period.  Net product revenue in the six months ended April 30, 2008 was $285 million, an increase of $10 million, or 3.6%, from the $275 million achieved in the prior year period.  These increases were due to higher revenue from our SOC and high-speed memory test systems, partially offset by lower revenue from sales of our memory test systems.

Service revenue for the six months ended April 30, 2008 accounted for $77 million, or 21.3% of net revenue, compared to $73 million, or 21.0% of net revenue for the six months ended April 30, 2007.

Net revenue in North America was lower by 56.3% in the three months ended April 30, 2008, compared to the three months ended April 30, 2007, primarily due to decreased sales to key customers for memory test systems in the U.S.  Net revenue from customers located in Asia represented 76.5% of total net revenue for the three months ended April 30, 2008, compared to 61.2% in the three months ended April 30, 2007.  We expect the trend of increasing sales in the Asia region to continue as semiconductor manufacturing activities continue to concentrate in that region.

Cost of Sales

Cost of Products

	Three Months Ended April 30,		2008 over 2007	Six Months Ended April 30,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Cost of products	$56	$79	(29.1)%	$135	$148	(8.8)%
As a percent of product revenue	45.9%	53.7%		47.4%	53.8%

Cost of Products.    Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written down inventory.

The decrease in cost of products of approximately $23 million in the three months ended April 30, 2008, compared to the three months ended April 30, 2007, was primarily due to the decrease in memory product shipments as well as a decrease of $2.7 million of restructuring and separation costs, compared to the three months ended April 30, 2007. This reduction includes a $1.2 million benefit  associated with severance obligations that we are no longer liable to pay due to our decision to maintain a specialized portion of our manufacturing activities in Germany.  Also, our cost of products included $0.5 million of SFAS No. 123(R) share-based compensation expense in the three months ended April 30, 2008, compared to $0.4 million of such charges in the three months ended April 30, 2007.

Cost of products as a percent of net product revenue decreased by 7.8 percentage points in the three months ended April 30, 2008, compared to the three months ended April 30, 2007, primarily due to the shift in product mix toward higher gross margin SOC products as well as the by lower restructuring and separation costs and performance based compensation costs in the current year period.

Excess and obsolete inventory-related charges in both the three months ended April 30, 2008 and 2007 were $3 million.  We also sold previously written down inventory for $0.8 million and $1 million in the three months ended April 30, 2008 and 2007, respectively.  The sales of previously written down inventory improved our cost of products gross margins by approximately 0.3 percentage points for the three months ended April 30, 2008 and 0.4 percentage points in three months ended April 30, 2007.

The decrease in cost of products of approximately $13 million in the six months ended April 30, 2008, compared to the six months ended April 30, 2007, was primarily due to a decrease in product shipments primarily of our memory products coupled with a favorable shift in product mix and $3.7 million in lower restructuring and separation costs compared to the comparable period in fiscal year 2007.  Also, our cost of products included $1 million of SFAS No. 123(R) share-based compensation expense in the six months ended April 30, 2008, compared to $0.8 million of such charges in the six months ended April 30, 2007.

Cost of products as a percent of net product revenue decreased by 6.4 percentage points in the six months ended April 30, 2008, compared to the six months ended April 30, 2007, primarily due to the favorable product mix as well as lower restructuring and separation costs and lower performance-based compensation expenses in the current year period.

Excess and obsolete inventory-related charges in both the six months ended April 30, 2008 and 2007 were $5 million.  We sold previously written down inventory for $1.8 million and $2 million in the six months ended April 30, 2008 and 2007, respectively.  The sales of previously written down inventory increased gross margin by approximately 0.3 percentage points and 0.4 percentage points for the six months ended April 30, 2008 and 2007, respectively.

As of April 30, 2008, we held $81 million of inventory, net of $38 million of reserves, composed of $70 million of raw materials, $8 million of work in progress and $41 million of finished goods.  Raw materials include approximately $34 million of support inventory.  We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended April 30,		2008 over 2007	Six Months Ended April 30,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Cost of services	$29	$25	16%	$57	$50	14%
As a percent of service revenue	72.5%	69.4%		74.0%	68.5%

Cost of Services.    Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services in the three months ended April 30, 2008, were higher compared to the three months ended April 30, 2007.  Cost of services as a percent of service revenue increased by 3.1 percentage points, from 69.4% in the three months ended April 30, 2007 to 72.5% in the three months ended April 30, 2008.  This margin deterioration is primarily due to higher material consumption and people related costs needed to support our installed base.  Our cost of services included $0.3 million and $0.2 million of SFAS No. 123(R) share-based compensation expense in the three months ended April 30, 2008 and 2007, respectively.

Cost of services in the six months ended April 30, 2008, was higher in both absolute amount and as a percent of the related revenue than the six months ended April 30, 2007.  The increase in cost services in absolute amount reflected increased costs associated with supporting a larger installed base.  Cost of services as a percent of service revenue increased by 5.5 percentage points, from 68.5% in the six months ended April 30, 2007 to 74.0% in the six months ended April 30, 2008.  This margin deterioration is primarily due to the fact that we are putting more service capability in place for our upcoming product introductions.  In addition, we had higher material, freight and duty costs needed to support our installed base, we experienced higher material consumption, and had an unfavorable currency impact during the period.  Our cost of services also included $0.5 million and $0.4 million of SFAS No. 123(R) share-based compensation expense in the six months ended April 30, 2008 and 2007, respectively.

As a percent of net services revenue, cost of services will vary depending on a variety of factors, including our ability to weather price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended April 30,		2008 over 2007	Six Months Ended April 30,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)
Research and development	$26	$22	18.2%	$51	$45	13.3%
As a percent of net revenue	16.0%	12.0%		14.1%	12.9%

Research and Development.    Research and development expense includes costs related to salaries and related compensation expenses for research and development and engineering personnel; materials used in research and development activities; outside contractor expenses; depreciation of equipment used in research and development activities; facilities and other overhead and support costs for the above; and share-based compensation.

Research and development costs have generally been expensed as incurred.

Research and development expense increased by $4 million in absolute dollars in the three months ended April 30, 2008 compared to the prior year period.  This increase was primarily due to higher expenses to support product development activities for products planned for release during the next 6 to 12 months.  Research and development expense also included $0.5 million and $0.4 million of SFAS No. 123(R) share-based compensation expense for the three months ended April 30, 2008 and 2007, respectively.  Research and development costs as a percentage of revenue increased by 4.0 percentage points from 12.0% in the three months ended April 30, 2007 to 16.0% in the three months ended April 30, 2008. The increase in research and development expense as a percent of revenue reflected the higher level of absolute spending combined with the lower revenues in the current year period.

Research and development expense in the six months ended April 30, 2008 increased in absolute dollars by $6 million compared to the same time last year, primarily due to higher expenses to support new product introductions planned for release during the next 6 to 12 months partially offset by lower performance based compensation.  Research and development as a percentage of revenue increased by 1.2 percentage points from 12.9% in the six months ended April 30, 2007 to 14.1% in the six months ended April 30, 2008.  This increase was primarily due to decreased product shipments in the three months ended April 30, 2008.  Research and development expense also included $1 million and $0.9 million of SFAS No. 123(R) share-based compensation expense for the six months ended April 30, 2008 and 2007, respectively.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Three Months Ended April 30,		2008 over 2007	Six Months Ended April 30,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)
Selling, general and administrative	$37	$35	5.7%	$76	$69	10.1%
As a percent of net revenue	22.8%	19.1%		21.0%	19.8%

Selling, General and Administrative.    Selling, general and administrative expense includes costs related to salaries and related expenses for sales, marketing and applications engineering personnel; sales commissions paid to sales representatives and distributors; outside contractor expenses; other sales and marketing program expenses; travel and professional service expenses; salaries and related expenses for administrative, finance, human resources, legal and executive personnel; facility and other overhead and support costs for the above; and share-based compensation.

Selling, general and administrative expense increased by $2 million in absolute dollars in the three months ended April 30, 2008 compared to the prior year period primarily due to higher field selling costs and higher share-based compensation expenses partially offset by savings realized from decreased governance costs and lower sales and performance based compensation.  Selling, general and administrative expense included approximately $2.9 million of share-based compensation expenses in the three months ended April 30, 2008, compared to $2.2 million of such expenses for the three months ended April 30, 2007.

Selling, general and administrative expenses increased 10.1% to $76 million for the six months ended April 30, 2008, compared to the six months ended April 30, 2007.  This increase was primarily due to higher field selling costs and higher share-based compensation expenses offset slightly by lower sales and performance based compensation.  Selling, general and administrative expenses included approximately $5.6 million of share-based compensation expenses in the six months ended April 30, 2008, compared to $4.8 million of such charges in the six months ended April 30, 2007.

Restructuring Charges

In connection with the transfer of our manufacturing activities to Flextronics in fiscal year 2006, we transferred a number of employees to Flextronics.  As part of this arrangement, we had a potential obligation in the future of approximately $2 million associated with the termination of these transferred employees from the manufacturing facilities in Flextronics in Germany.  We had deferred these costs and recognized them ratably over the employees’ period of service through the employee’s expected termination from Flextronics.  During the three months ended April 30, 2008, we determined that we will no longer be liable to pay this obligation as we have decided to maintain a specialized portion of our manufacturing activities in Germany.   We recorded a $1.2 million benefit relating to the reversal of these charges.

As of April 30, 2008, we had approximately $0.5 million in accrued restructuring liability relating to reductions that will occur during the second half of 2008.

Separation Costs

In connection with our separation from Agilent, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.  These expenses totaled $1.3 million and $3.5 million in the three and six months ended April 30, 2007, respectively, and were immaterial during the three and six months ended April 30, 2008.

Other Income, net

Interest and other income consists primarily of interest earned on cash, cash equivalents and investments, gains and losses from foreign exchange transactions, offset, as applicable by realized losses and other-than-temporary impairments recorded with respect to our marketable securities, if any.  Interest and other income was $3 million for the three months ended April 30, 2008, compared to $4 million in the prior year period.   For the six months ended April 30, 2008, interest and other income was $9 million, compared to $7 million in the comparable period in fiscal year 2007.  The decrease in other income during the three months ended April 30, 2008, was a result of a $1.5 million other-than-temporary impairment charge taken on our auction rate securities, partially offset by income due to our higher cash, cash equivalents and investment balances in the current year period.

Provision for Income Taxes

For each of the three month periods ended April 30, 2008 and 2007, we recorded income tax expense of approximately $3 million.  During the six months ended April 30, 2008 and 2007, we recorded income tax expense of approximately $6 million and $5 million, respectively.  The higher tax expense in the six months ended April 30, 2008 is primarily due to a higher pre-tax income.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, completion of separation, restructuring and other one-time charges, as well as discrete events, such as settlements of audits.  We may be subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service.  We intend to regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

On November 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provision of FIN 48 is effective for fiscal years beginning after December 15, 2006 and applies to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  As a result of the adoption of FIN 48, we increased our reserves for unrecognized tax benefits by $0.2 million and increased our reserves for penalties by $0.2 million, for a total increase of $0.4 million, which was accounted for as a cumulative adjustment to the beginning balance of retained earnings.  Additionally, we reclassified $10 million from current income taxes and other taxes payable to long-term taxes payable.  At the adoption date of November 1, 2007, we had $9.8 million of unrecognized tax benefits which would reduce our income tax expense if recognized.  As of April 30, 2008, we had $10.7 million of unrecognized tax benefits which would reduce our income tax expense if recognized and $2.5 million which would decrease other intangible assets if recognized.   We estimate that there will be no material changes in our unrecognized tax benefits in the next 12 months.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.  We had approximately $0.6 million of accrued interest and penalties at the adoption date of November 1, 2007 and approximately $0.9 million of accrued interest and penalties as of April 30, 2008.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, U.S. and Germany.  Our 2006 and 2007 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. We are not currently under audit for any tax years.

Financial Condition

Liquidity and Capital Resources

As of April 30, 2008, we had $242 million in cash and cash equivalents, compared to $146 million as of October 31, 2007.  This increase was primarily due to cash proceeds from the sale of available for sale securities and cash generated from our operations, partially offset by investments in other private companies made during the six months ended April 30, 2008 including the acquisition of Inovys.

Net Cash Provided by Operating Activities

In the six months ended April 30, 2008, we generated $67 million in cash from operating activities, compared to cash provided by operating activities of $50 million in the six months ended April 30, 2007.  The $67 million cash generation during the six months ended April 30, 2008 was a result of $46 million of net income, an $18 million reduction in receivables and $9 million increase in other current and long-term assets and liabilities.  Also, during the six months ended April 30, 2008, we had non-cash charges of $8 million from depreciation and amortization expense, $5 million from gross inventory write-offs, $8 million of share-based compensation costs, and $1.5 million from an other-than-temporary impairment on marketable securities.  The effect of these charges was partially offset by an increase of $15 million in inventory and decreases of $9 million in income and other taxes payable, $4 million in deferred revenue, and $1 million in employee compensation and benefits.

In the six months ended April 30, 2007, we generated $50 million in cash from operating activities.  The $50 million cash generation during the six months ended April 30, 2007 was a result of $35 million of net income, $45 million reduction in receivables and a $7 million decrease in inventory.  Also, in the six months ended April 30, 2007, we had non-cash charges of $5 million from inventory write-offs, $7 million of share-based compensation costs, and $6 million in depreciation and amortization expense.  These impacts were partially offset by decreases of $31 million in payables, $14 million in income and other taxes payable, $5 million in deferred revenue and $5 million in other current and long-term assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in the six months ended April 30, 2008 was $25 million, compared to $187 million used in the six months ended April 30, 2007.  The net cash generated was primarily related to the net proceeds from the purchase and sales of available for sale marketable securities of $57 million.  Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities.  Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years.  At the end of each interest rate reset period, which occur every seven to thirty-five days, investors can buy, sell, or continue to hold the securities at par.  In the fourth quarter of fiscal year 2007, certain of our auction rate securities experienced failed auctions due to sell orders exceeding buy orders which occurred as a result of liquidity concerns derived primarily from the mortgage and debt markets.  In the first half of fiscal year 2008, we continued to see liquidity issues in the market for auction rate securities.  Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We believe that the credit quality of these securities remains high based on both the ratings of the underlying securities and on the government and insurance provider guarantees.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  Based on an analysis of other-than-temporary impairment factors, at April 30, 2008 we recorded a temporary impairment within accumulated other comprehensive loss of approximately $5 million (net of tax of $1 million) and an other-than-temporary impairment within the statement of operations of $1.5 million related to these auction rate securities.  Our marketable securities portfolio as of April 30, 2008 was $212 million.  The portfolio includes approximately $93 million invested in auction rate securities of which approximately $9.7 million have been classified as short-term as they were redeemed by the issuer in May 2008.  The interest rate reset auctions for the majority of our portfolio have failed as of April 30, 2008.  These securities have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to April 30, 2008, as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.  Cash generated from our available for sale securities was partially offset by cash paid for the acquisition of Inovys and other investments of $28 million, net of cash acquired.

Net cash used in investing activities in the six months ended April 30, 2007 was $187 million.  The $187 million net investment in the six months ended April 30, 2007 primarily related to $297 million invested in available for sale marketable securities and $7 million cash payments for site-set-ups and leasehold improvements, partially offset by $117 million proceeds from sales and maturities of available for sale marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended April 30, 2008 was $4 million, compared to $5 million in the six months ended April 30, 2007.  The $4 million net cash proceeds in the six months ended April 30, 2008 was comprised of approximately $1 million from the exercise of employee stock options and approximately $3 million from contributions by participants of our Purchase Plan, for which 155,030 shares were issued in the first quarter of fiscal year 2008.

Net cash provided by financing activities in the six months ended April 30, 2007 was $5 million.  The $5 million net cash proceeds in the six months ended April 30, 2007 was comprised of approximately $3 million from the exercise of employee stock options and approximately $2 million from contributions by participants of our Purchase Plan, for which 144,481 shares were issued in the first quarter of fiscal year 2007.

Other

On November 27, 2007, our board of directors approved the use of up to $150 million to repurchase up to 10 percent of Verigy’s outstanding ordinary shares.  On April 15, 2008, during our annual general meeting of shareholders, our shareholders approved the share repurchase program which provides our directors authority to acquire up to 10 percent, or approximately 6 million shares, of Verigy’s outstanding ordinary shares.

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

We believe that existing cash, cash equivalents and short-term marketable securities of approximately $371 million, together with cash generated from operations, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months.  We may require or choose to obtain debt or equity financing in the future.  We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

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

The following table summarizes our contractual obligations at April 30, 2008:

		Less than	One to three	Three to five	More than
(in millions)	Total	one year	years	years	five years
Operating leases	$58	$13	$17	$11	$17
Commitments to contract manufacturers and suppliers	100	100	—	—	—
Other purchase commitments	30	30	—	—	—
Long-term liabilities	47	—	11	36	—
Total	$235	$143	$28	$47	$17

The table above excludes approximately $10 million of unrecognized tax benefits as we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.

Operating leases.    Commitments under operating leases relate primarily to leasehold property.  We have long-term lease arrangements for our corporate headquarters in Singapore, our U.S. headquarters in Cupertino, California, and our Boeblingen, Germany facility, currently the site of our 93000 Series platform development.  We also have long-term lease arrangements for our ASIC development office in Colorado, as well as other sales and support facilities around the world.

Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and historically we have used several contract manufacturers to provide manufacturing services for our products.  During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates.  However, our agreements with these suppliers usually allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed.  Typically, purchase orders outstanding with delivery dates within 30 days are non-cancelable.  Therefore, only approximately 23% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.  We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts.  Such liabilities were $6 million as of April 30, 2008, and $5 million as of October 31, 2007.  These amounts are included in other current liabilities in our condensed consolidated balance sheets at April 30, 2008 and October 31, 2007.

Other purchase commitments.    Other purchase commitments relate primarily to contracts with professional services suppliers, which include third-party consultants for legal, finance, engineering and other administrative services.  With the exception of our IT service providers, our purchase commitments with professional service providers are typically cancelable with a notice of 90 days or less without significant penalties.  The agreement with our primary IT service provider requires a notification period of 120 days and includes a termination charge of up to approximately $1 million in order to cancel our long-term contract.

Long-term liabilities.   Long-term liabilities relate primarily to $36 million of defined benefit and defined contribution retirement obligations, $10 million of extended warranty and deferred revenue obligations, $10 in income taxes payable and approximately $1 million of other long-term liabilities.  Upon our separation from Agilent, the defined benefit plans for our employees in Germany, Korea, Taiwan, France and Italy were transferred to us.  With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans based on 100% of the accumulated benefit obligation level as of the separation date.  Verigy made approximately $2 million of contributions to the retirement plans during fiscal year 2007.  We expect expenses of approximately $7 million in fiscal year 2008 for the retirement plans and we plan on making additional contributions during the second half of fiscal year 2008.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of April 30, 2008.

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

We have implemented a hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities of in excess of one month.  These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows.  The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in other income, net in the statement of operations. During the three months ended April 30, 2008, we recorded approximately $1 million in unrealized gains in accumulated other comprehensive loss relating to cash flow hedges.

We do not hedge all of our foreign currency exposures and there can be no assurances that our efforts will adequately protect us against the risks associated with foreign currency fluctuations.  Verigy does not use derivative financial instruments for speculative or trading purposes.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above.  As of April 30, 2008 and October 31, 2007, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

Investment and Interest Rate Risk

We account for our investment instruments in accordance with SFAS No. 115, “Accounting for Investments in Debt and Equity Securities.”  All of our cash and cash equivalents and marketable securities are treated as “available for sale” under SFAS No.115.  Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates.  Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates.  However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.  Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact as of April 30, 2008 and our interest income would have changed by approximately $0.9 million for the six months ended April 30, 2008.

Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years.  At the end of each interest rate reset period, which occur every seven to thirty-five days, investors can buy, sell, or continue to hold the securities at par.  In the fourth quarter of fiscal year 2007, certain of our auction rate securities experienced failed auctions due to sell orders exceeding buy orders which occurred as a result of liquidity concerns derived primarily from the mortgage and debt markets.  In the first half of fiscal year 2008, we continued to see liquidity issues in the market for auction rate securities.  Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We believe that the credit quality of these securities remains high based on both the ratings of the underlying securities and on the government and insurance provider guarantees.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  Based on an analysis of other-than-temporary impairment factors, at April 30, 2008 we recorded a temporary impairment within accumulated other comprehensive loss of approximately $5 million (net of tax of $1 million) and an other-than-temporary impairment within the statement of operations of $1.5 million related to these auction rate securities.  Our marketable securities portfolio as of April 30, 2008 was $212 million.  The portfolio includes approximately $93 million invested in auction rate securities of which approximately $9.7 million have been classified as short-term as they were redeemed by the issuer in May 2008.  The interest rate reset auctions for the majority of our portfolio have failed as of April 30, 2008.  These securities have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to April 30, 2008, as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

Our marketable securities are reported at fair value with the related unrealized gains and losses (net of tax) included in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were immaterial for the three and six months ended April 30, 2008.  We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2008, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2008, the company’s disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on their evaluation, Verigy’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end April 30, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business.

ITEM 1A.    RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. You should carefully consider the risks described below and the other information in this report before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.  The following risk factors, “Our dependence on contract manufacturers may prevent us from delivering our products on a timely basis,” “Our business and operating results could be harmed by the highly cyclical nature of the semiconductor industry,” “The loss of, or significant reduction in the number of sales to, our significant customers could materially harm our business,” “We face substantial competition which, among other things, may lead to price pressure and adversely affect our sales and revenue,” “Our effective tax rate may vary significantly from period to period, and we could owe significant taxes even during periods when we experience low operating profit or operating losses,” “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographies outside of the United States” and “Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income ” have been updated from the version of these risk factors set forth in our Annual Report on Form 10-K for the year ended October 31, 2007.

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

We rely entirely on contract manufacturers, which gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Moreover, because our products are very complex to manufacture, transitioning manufacturing activities from one location to another, or from one manufacturing partner to another, is complicated. Flextronics commenced production of our V5000 series products in China in July 2006 and assumed our manufacturing activities for the 93000 Series products in Germany in June 2006. We expect to complete the transition of our volume manufacturing activities related to our 93000 Series platform to Flextronics in China by the end of fiscal year 2008.  We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. If our contract manufacturers are unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

Our quarterly operating results may fluctuate significantly from period to period, and this may cause our share price to decline.

In the past, we have experienced, and in the future we expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for a variety of reasons, including the risk factors described in this report. As a result of these and other risks, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful and that these comparisons may not be an accurate indicator of our future performance. In addition, sales of a relatively limited number of our test systems account for a substantial portion of our net revenue in any particular quarter. In contrast, our costs are relatively fixed in the short-term. Thus, changes in the timing or terms of a small number of transactions could disproportionately affect our operating results in any particular quarter. Moreover, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our ordinary shares.

Our business and operating results could be harmed by the highly cyclical nature of the semiconductor industry.

Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers. Historically, the semiconductor industry has been highly cyclical with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for semiconductor test equipment and services such as those we offer. These periods of reduced product and services demand have been characterized by excessive inventory levels, cancellation of customer orders and erosion of selling prices, as well as excessive semiconductor test capacity. As a consequence, during these periods, we have experienced significant reductions in customer orders for new test equipment, fewer upgrades to existing test equipment and less demand for our test services. We have also experienced order cancellations, delays in commitments and delays in collecting accounts receivable. Furthermore, because we have a high proportion of customers that are subcontractors, which during market downturns tend to reduce or cancel orders for new test systems and test services more quickly and dramatically than other customers, any downturn may cause a quicker and more significant adverse impact on our business than on the broader semiconductor industry. In addition, although a decline in orders for semiconductor capital equipment, including test equipment, may accompany or precede the timing of a decline in the semiconductor market as a whole, any recovery in spending for semiconductor capital equipment, including test equipment, may lag any recovery by the semiconductor industry.  We have experienced just such a cyclical downturn in our memory business during fiscal year 2008, with revenue for our memory test products declining to $6 million in the three months ended April 30, 2008, a 92.3% decrease from the $78 million recorded in the prior year period.  These factors have caused our customers to delay test system orders and, in one case, to delay delivery of systems ordered in our first quarter of fiscal year 2008.  While this steep decline was partially offset by strength in our SOC business, we nonetheless remain subject to substantial cyclical fluctuations in revenues and orders.

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

For the three months ended April 30, 2008, revenue from our top ten customers accounted for approximately 59.5% of our total net revenue, with one customer accounting for more than 10% of our total net revenue.  In comparison, for the three months ended April 30, 2007, revenue from our top ten customers accounted for approximately 70.1% of our total net revenue, with two of our customers each accounting for more than 10% of our total net revenue.  For the six months ended April 30, 2008, revenue from our top ten customers accounted for approximately 58.9% of our total net revenue, with one customer accounting for more than 10% of our total net revenue.  In comparison, for the six months ended April 30, 2007, revenue from our top ten customers accounted for approximately 67.5% of our total net revenue, with two customers accounting for more than 10% of our total net revenue.

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

•                                          develop and deliver enhancements and related services for our current test equipment that are capable of satisfying our customers’ specific test requirements; and

•                                          introduce and promote market acceptance of new test equipment platforms, such as our V5500 Series system for memory testing.

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

Pursuant to the intellectual property matters agreement between us and Agilent in connection with our separation from Agilent, except as described below, until October 31, 2009, three years after the date on which Agilent distributed to its stockholders all of our ordinary shares that it held, Agilent agreed not to develop, manufacture, distribute, support or service automated semiconductor test systems for providing high-volume functional test of integrated circuits (“ICs”) (including memory and high-speed memory devices and SOCs) or SIPs, or components for such products. However, during this three-year period, Agilent may compete with us with respect to:

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

In addition, the intellectual property matters agreement permits Agilent to fulfill its obligations under contracts in existence as of March 1, 2006, even though fulfilling such obligations would otherwise have been precluded during the non-competition period and even if fulfilling such obligations would result in Agilent competing with us. This exception allows Agilent to fulfill its obligations to a semiconductor manufacturer pursuant to which Agilent develops and sells components to the manufacturer for use in the manufacturer’s semiconductor test systems purchased from a competitor of Verigy. While we do not believe that Agilent’s fulfillment of these obligations will have a material effect on our business or prospects, we may in the future be less successful at selling test systems to this semiconductor manufacturer than would have been the case were the manufacturer not able to combine products from Agilent with the test systems of our competitor.

Although, under the intellectual property matters agreement, Agilent transferred all of the intellectual property rights Agilent held that relate exclusively to our products to us, Agilent retained and only licensed to us the intellectual property rights to underlying technologies used in both our products and the products of Agilent. Under the agreement, Agilent remains free to use the retained underlying technologies without restriction (other than as described above with respect to the three-year non-compete period).

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

Under the intellectual property matters agreement, Agilent retained and only licensed to us the intellectual property rights to underlying technologies used in both our products and the products of Agilent. Under the agreement, Agilent remains free to license the intellectual property rights to the underlying technologies to any party, including our competitors. Any unaffiliated third party that is licensed to use such retained intellectual property would not be subject to the non-competition provisions of the intellectual property matters agreement and could compete with us at any time using the underlying technologies. The intellectual property that Agilent retained and that can be licensed in this manner does not relate solely or primarily to one or more of our products, or groups of products, rather, the intellectual property that Agilent licensed to us is generally used broadly across our entire product portfolio. Competition by third parties using the underlying technologies retained by Agilent could harm our business and operating results.

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

We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products or technologies in those countries, particularly in Asia, where we expect our business to continue to expand in the foreseeable future.

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

We have negotiated tax incentives with the Singapore Economic Development Board, an agency of the Government of Singapore, which have been approved by Singapore’s Ministry of Finance and Ministry of Trade and Industry. Under the incentives, a portion of the income we earn in Singapore during these ten to fifteen year incentive periods is subject to reduced rates of Singapore income tax. Some incentive tax rates could begin to expire beginning in fiscal year 2011 if certain requirements are not met. The Singapore corporate income tax rate that would apply, absent the incentives, is 18% and 20% for fiscal years 2007 and 2006, respectively. As a result of these incentives, income taxes decreased by $18 million or $0.30 per share (diluted) and $8 million or $0.15 per share (diluted) in fiscal years 2007 and 2006, respectively. In order to receive the benefit of the incentives, we must develop and maintain in Singapore certain functions such as procurement, financial services, order management, credit and collections, spare parts depot and distribution center, a refurbishment center and regional activities like an application development center. In addition to these qualifying activities, we must hire specified numbers of employees and maintain minimum levels of investment in Singapore. We have from two to nine years to phase-in the qualifying activities and to hire the specified numbers of employees. If we do not fulfill these conditions for any reason, our incentive could lapse, our income in Singapore would be subject to taxation at higher rates, and our overall effective tax rate could be between fifteen to twenty percentage points higher than would have been the case had we maintained the benefit of the incentives.

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

Our headquarters are in Singapore, our manufacturing is outsourced largely to Flextronics, and we sell our products and services worldwide.  As a result, our business is subject to risks associated with doing business internationally.  Revenue from customers in Japan accounted for approximately 6.2% and 6.0% of total net revenue for the three months ended April 30, 2008 and 2007, respectively.  Revenue from customers in Asia-Pacific, excluding Japan, accounted for approximately 70.3% and 55.2% for the three months ended April 30, 2008 and 2007, respectively.  Revenue from customers in Japan accounted for approximately 9.4% and 7.5% of total net revenue for the six months ended April 30, 2008 and 2007, respectively. Revenue from customers in Asia-Pacific, excluding Japan, accounted for approximately 69.3% and 46.8% for the six months ended April 30, 2008 and 2007, respectively.  The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including continuing to transition our volume contract manufacturing processes to Flextronics in China.

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

Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income.

In the fourth quarter of fiscal year 2007, certain of our auction rate securities experienced failed auctions due to sell orders exceeding buy orders which occurred as a result of liquidity concerns derived primarily from the mortgage and debt markets.  In the first half of fiscal year 2008, we continued to see liquidity issues in the market for auction rate securities.  Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We believe that the credit quality of these securities remains high based on both the ratings of the underlying securities and on the government and insurance provider guarantees.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  Based on an analysis of other-than-temporary impairment factors, at April 30, 2008 we recorded a temporary impairment within accumulated other comprehensive loss of approximately $5 million (net of tax of $1 million) and an other-than-temporary impairment within the statement of operations of $1.5 million related to these auction rate securities.  Our marketable securities portfolio as of April 30, 2008 was $212 million.  The portfolio includes approximately $93 million invested in auction rate securities of which approximately $9.7 million have been classified as short-term as they were redeemed by the issuer in May 2008.  The interest rate reset auctions for the majority of our portfolio  have failed as of April 30, 2008.  These securities have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified substantially all of our auction rate securities that were not liquidated subsequent to April 30, 2008, as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during Verigy’s annual general meeting of shareholders held on April 15, 2008.

	For	Against	Abstentions
1.Election of Directors:

C. Scott Gibson, as a Class I director	49,764,057	455,150	2,398,570

Eric Meurice, as a Class I director	50,054,938	162,422	2,400,417

Claudine Simson, as a Class I director	49,812,085	407,129	2,398,563

Edward Grady, as a Class II director	49,756,192	459,500	2,402,085

Steven Berglund, as a Class III director	50,034,187	177,467	2,406,123

The other three directors whose term of office as director continued after the meeting were: Keith Barnes, Paul Chan Kwai Wah, and Ernest Godshalk.

		For	Against	Abstentions	Non-Vote
2.	Proposal to approve the re-appointment of PricewaterhouseCoopers to serve as the independent Singapore auditor for the fiscal year ending October 31, 2008, and to authorize the Board of Directors to fix PricewaterhouseCoopers’ remuneration.	52,409,304	132,911	75,562	-0-

3.	Proposal to approve the pro rata payment for services rendered by Edward Grady and Steven Berglund as non-employee directors of Verigy Ltd. From their dates of appointment through the 2008 Annual General Meeting of Shareholders.	50,981,503	493,562	1,142,712	-0-

4.

Proposal to approve and authorize: (i) cash compensation to current non-employee directors for services rendered through the 2009 Annual General Meeting of Shareholders; (ii) pro rated cash compensation to any new non-employee directors who may be appointed after our 2008 Annual General Meeting of Shareholders and before our 2009 Annual General Meeting of Shareholders and; (iii) additional cash compensation for the Lead Independent Director and to any director who acts as chairman of our Audit, Compensation, and Nominating and Governance Committees for services rendered through the 2009 Annual General Meeting of Shareholders.

		50,868,529	593,948	1,155,300	-0-

5.	Proposal to approve and authorize cash compensation to Mr. C. Scott Gibson for his services as the Lead Independent Director for the period of approximately nine months, from July 10, 2007, the date of his appointment as the Lead Independent Director, through the 2008 Annual General Meeting of Shareholders on April 15, 2008.	50,863,893	597,869	1,156,015	-0-

6.	Proposal to approve the amendments to our 2006 Equity Incentive Plan.	27,485,167	14,291,332	1,082,607	9,758,6719

7.	Proposal to approve the authorization for the Board of Directors to allot and issue ordinary shares.	35,747,436	5,959,764	1,151,906	9,758,671

8.	Proposal to approve the Share Purchase Mandate authorizing our purchase or acquisition of our own issued ordinary shares.	42,696,037	115,201	47,868	9,758,671

ITEM 5.  OTHER INFORMATION

(a)

 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

First Half Fiscal 2008 Performance Payments

On June 4, 2008, Verigy’s Compensation Committee determined the actual performance results for the performance measures under Verigy’s incentive compensation bonus program and approved the amount of the bonus to which each plan participant is entitled under the terms of the program for the six-month period ended April 30, 2008.

Actual bonuses paid to the participants in the program for the first half of the fiscal year under the incentive compensation bonus program were earned based on the achievement of operating profit goals and shareholder return relative to an established peer group.  Individual target bonuses for the Company’s named executive officers ranged from 55% to 100% of base salary.   The actual percent achieved by these participants for the six-month program period ended April 30, 2008, ranged from 68% to 88% of individual target bonuses.

The following table sets forth the semi-annual bonus amounts earned in the first half of fiscal year 2008 for the Company’s named executive officers.

Name and Current Position	Fiscal Year 2008 Semi-Annual Bonus Amount
Keith Barnes, Chairman, President and Chief Executive Officer	$242,981
Robert Nikl, Chief Financial Officer	$100,925
Gayn Erickson, Vice President Memory Test	$54,460
Pascal Rondé, Vice President Sales, Service and Support	$98,950
Kenneth Siegel, Vice President and General Counsel	$67,611

CEO Compensation Arrangements

Pursuant to the terms of the employment offer letter dated April 4, 2006, as modified May 29, 2006 (the “Offer Letter Agreement”), by and between Verigy and Keith Barnes, Verigy pays Mr. Barnes $12,000 per month for his temporary living expenses (including lodging, car rental, meals, and travel to and from his home in Oregon).  Pursuant to the terms of the Offer Letter Agreement, Verigy agreed to reimburse Mr. Barnes for his temporary living expenses until April 30, 2009.

On June 4, 2008, Verigy and Mr. Barnes entered into a letter agreement pursuant to which the Company agreed to extend the term of the payment of Mr. Barnes’ temporary living expenses to April 30, 2011.   The two-year extension of this benefit, whether or not actually paid, is in lieu of any relocation benefits to which Mr. Barnes might otherwise have been entitled.  In the event that Mr. Barnes’ employment with Verigy ceases for any reason, other than for Cause (as defined in the Amended & Restated Severance Agreement between Mr. Barnes and Verigy dated on March 7, 2008), the remaining unpaid portion of temporary living expenses shall become due and payable.  If Mr. Barnes’ employment terminates for Cause before April 30, 2011, any unpaid portion of the temporary living allowance shall be forfeited.

The letter agreement between the Company and Mr. Barnes, dated June 4, 2008, is filed with this Quarterly Report on Form 10-Q and is incorporated by reference in this Item 5.

ITEM 6.  EXHIBITS

(a) Exhibits:

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.5.3**	Second Letter of Amendment to Employment Offer Letter, by and between Verigy and Keith Barnes, dated June 4, 2008					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligable to participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 6, 2008	By:	/s/ Robert J. Nikl
ROBERT J. NIKL
Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.5.3**	Second Letter of Amendment to Employment Offer Letter, by and between Verigy and Keith Barnes, dated June 4, 2008					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligable to participate.