Form 10-Q
period 2008-07-31
Verigy Ltd.
filed 2008-09-05
CIK 1352341

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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
Yes  ☐  No  ☒

As of September 3, 2008, there were 58,938,009 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Net revenue:
Products	$138	$168	$423	$443
Services	41	36	118	109
Total net revenue	179	204	541	552
Costs of sales:
Cost of products	67	85	202	233
Cost of services	29	26	86	76
Total costs of sales	96	111	288	309
Operating expenses:
Research and development	27	23	78	68
Selling, general and administrative	40	38	116	107
Restructuring charges	1	—	1	—
Separation costs	—	1	—	4
Total operating expenses	68	62	195	179

Income from operations	15	31	58	64
Other income, net	6	3	15	10

Income before taxes	21	34	73	74
Provision for income taxes	3	4	9	9
Net income	$18	$30	$64	$65

Net income per share – basic:	$0.30	$0.50	$1.06	$1.10

Net income per share – diluted:	$0.29	$0.50	$1.05	$1.09

Weighted average shares (in thousands) used in computing net income per share:
Basic:	60,003	59,428	59,962	59,068
Diluted:	60,853	60,418	60,760	59,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2008	October 31, 2007
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$218	$146
Short-term marketable securities	167	229
Trade accounts receivable, net	87	107
Inventory	86	68
Other current assets	49	54
Total current assets	607	604
Property, plant and equipment, net	42	42
Long-term marketable securities	82	48
Goodwill and other intangibles, net	18	18
Other long-term assets	82	59
Total assets	$831	$771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76	$76
Payables to Agilent	—	1
Employee compensation and benefits	46	53
Deferred revenue, current	63	65
Income taxes and other taxes payable	5	12
Other current liabilities	22	19
Total current liabilities	212	226
Long-term liabilities:
Income taxes payable	10	—
Other long-term liabilities	48	47
Total liabilities	270	273

Commitments and contingencies (Note 19)

Shareholders’ equity
Ordinary shares, no par value; 59,814,433 and 59,704,629 issued and outstanding at July 31, 2008 and October 31, 2007, respectively	—	—
Additional paid in capital	402	381
Retained earnings	179	131
Accumulated other comprehensive loss	(20)	(14)
Total shareholders’ equity	561	498
Total liabilities and shareholders’ equity	$831	$771

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
	2008	2007
	(in millions)
Cash flows from operating activities:
Net income	$64	$65
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	9
Excess and obsolete inventory-related charges	8	8
Loss on disposal of property, plant and equipment	1	1
Share-based compensation	12	10
Excess tax benefits from share-based compensation	(1)	(2)
Impairment of cost-based investments	—	2
Impairment loss on marketable securities	2	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable, net	22	30
Receivables from Agilent	—	8
Inventory	(23)	3
Accounts payable	—	2
Payables to Agilent	(1)	(26)
Employee compensation and benefits	(7)	(3)
Deferred revenue, current	(1)	(3)
Income taxes and other taxes payable	(8)	(11)
Other current assets and accrued liabilities	4	(1)
Other long term assets and long term liabilities	10	(6)
Net cash provided by operating activities	93	86

Cash flows from investing activities:
Acquisitions and investment, net of cash acquired	(28)	—
Investments in property, plant and equipment	(8)	(9)
Purchases of available for sale marketable securities	(256)	(458)
Proceeds from sales and maturities of available for sale marketable securities	275	197
Net cash used in investing activities	(17)	(270)

Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	8	12
Repurchase of ordinary shares	(13)	—
Excess tax benefits from share-based compensation	1	2
Net cash (used in) provided by financing activities	(4)	14

Net increase (decrease) in cash and cash equivalents	72	(170)
Cash and cash equivalents at beginning of period	146	300
Cash and cash equivalents at end of period	$218	$130

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10	$9

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             OVERVIEW

Overview

Verigy Ltd. (“we,” “us” or the “Company”) designs, develops and manufactures semiconductor test equipment and provides test system solutions that are used in the manufacture, validation, characterization, and production test of System-on-a-Chip (SOC), System-in-a-Package (SIP), high-speed memory and memory devices. In addition to test equipment, our solutions include advanced analysis tools as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

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

In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in other income, net, related to foreign currency remeasurement gains. These gains relate to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008.  Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years’ financial statements, and the impact of correcting these errors in the current year is not expected to be material to the full fiscal year 2008 financial statements.

Reclassifications.  Certain amounts disclosed in the notes to the condensed consolidated financial statements for the three and nine months ended July 31, 2007, were reclassified to conform to the presentation used for the three and nine months ended July 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS
No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  We are currently assessing the impact that SFAS No. 141(R) may have on our consolidated financial statements upon adoption in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements.  It also requires, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements shall be applied prospectively.  We are currently assessing the impact that SFAS No. 160 may have on our consolidated financial statements upon adoption in fiscal year 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that companies must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the company’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We are currently assessing the impact that SFAS No. 161 may have on our consolidated financial statements upon our adoption in fiscal year 2009.

4.             TRANSACTIONS WITH AGILENT

During the three and nine months ended July 31, 2008 and 2007, we had no revenue from sale of products to Agilent or any outstanding receivables.  For the three months ended July 31, 2008 and 2007, we purchased $0.6 million and $3.8 million of materials from Agilent, respectively.  For the nine months ended July 31, 2008 and 2007, we purchased $3.7 million and $7.5 million of materials from Agilent, respectively.

As of July 31, 2008, we had no payables to Agilent for transition-related services, compared to $1 million of payables to Agilent at October 31, 2007, which primarily related to transition-related services provided to us by Agilent during the second half of fiscal year 2007.  We have completed all of our transition service agreements with Agilent.

5.             NET INCOME PER SHARE

The following is a reconciliation of the basic and diluted net income per share computations for the periods presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Basic Net Income Per Share:
Net income (in millions)	$18	$30	$64	$65
Weighted average number of ordinary shares (1)	60,003	59,428	59,962	59,068
Basic net income per share	$0.30	$0.50	$1.06	$1.10
Diluted Net Income Per Share:
Net income (in millions)	$18	$30	$64	$65
Weighted average number of ordinary shares (1)	60,003	59,428	59,962	59,068
Potentially dilutive ordinary share equivalents — stock options, restricted share units and other employee stock plans (1)	850	990	798	640
Total shares for purpose of calculating diluted net income per share (1)	60,853	60,418	60,760	59,708
Diluted net income per share	$0.29	$0.50	$1.05	$1.09

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

The following table presents those options to purchase ordinary shares and restricted share units outstanding which were not included in the computation of diluted net income per share because they were anti-dilutive:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Non-qualified Share Options:
Number of options to purchase ordinary shares (in thousands)	667	208	812	1,140

Restricted Share Units:
Number of restricted share units (in thousands)	96	—	12	—

6.             PROVISION FOR INCOME TAXES

For the three months ended July 31, 2008 and 2007, we recorded income tax expense of approximately $3 million and $4 million, respectively.  During the nine months ended July 31, 2008 and 2007, we recorded income tax expense of approximately $9 million for both periods presented.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of audits.

On November 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position, as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provision of FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  As a result of the adoption of FIN 48, we increased our reserves for unrecognized tax benefits by $0.2 million and increased our reserves for penalties by $0.2 million, for a total increase of $0.4 million, which was accounted for as a cumulative adjustment to the beginning balance of retained earnings.  Additionally, we reclassified $10.4 million from current income taxes and other taxes payable to long-term taxes payable.  At the adoption date of November 1, 2007, we had $9.8 million of unrecognized tax benefits which would reduce our income tax expense if recognized.  As of July 31, 2008, we had $11.6 million of unrecognized tax benefits, of which $10.4 million is recorded as long- term liabilities, and $1.2 million is recorded as income taxes payable.  As of July 31, 2008, we had an additional $2.5 million of unrecognizable tax benefits, which is recorded as a reduction in long term deferred tax assets.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.  We had approximately $0.6 million of accrued interest and penalties at the adoption date of November 1, 2007, and approximately $1.1 million of accrued interest and penalties as of July 31, 2008.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany.  Our 2006 and 2007 tax years remain subject to examination by the tax authorities in our major tax jurisdictions.  We are not currently under audit for any tax years.

7.             SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”).  A total of 10,300,000 ordinary shares were authorized for issuance under the plan.  The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights and restricted share units.  At July 31, 2008, there were approximately 4.4 million ordinary shares available for issuance under the 2006 EIP.

Except for replacement options granted in connection with Verigy’s separation from Agilent, employee nonqualified stock options have an exercise price of no less than 100% of the fair market value of an ordinary share on the date of grant and, generally, vest at a rate of 25% per year over 4 years.  The maximum allowable term is 10 years.  Restricted share units awarded to employees pay out in an equal number of ordinary shares and, generally, vest at a rate of 25% per year over 4 years.  Options and restricted share units cease to vest upon termination of employment.  If an employee terminates employment due to death, disability or retirement at or after age 65 with at least 15 years of service, then the vested portion of the employee’s option and restricted share unit award is determined by adding 12 months to the length of his or her actual service, and the option is exercisable as to the vested shares for one year after the date of termination, or, if earlier, the expiration of the term of the option.

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

As of July 31, 2008, a total of 668,416 ordinary shares had been issued as a result of purchases made by participants in our Purchase Plan.  On the purchase dates of May 31, 2008, November 30, 2007, May 31, 2007 and November 30, 2006, we issued 171,905, 155,030, 197,000 and 144,481 ordinary shares, respectively, to participants in our Purchase Plan.

Share-Based Compensation for Verigy Options and Purchase Plan

As of November 1, 2005, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock option awards and employee share purchases made under the Purchase Plan.

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

Share-Based Payment Award Activity

The following table summarizes stock option activity during the nine months ended July 31, 2008:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2007	3,280	$15.38
Granted	361	$23.55
Exercised (1)	(227)	$13.54
Cancelled / Expired	(68)	$15.13
Outstanding as of July 31, 2008	3,346	$16.40

(1) The total pretax intrinsic value of stock options exercised during the nine months ended July 31, 2008 was $2.4 million.

The following table summarizes restricted share unit activity during the nine months ended July 31, 2008:

	Restricted Share Units
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2007	870	$18.49
Granted	730	$22.05
Vested and paid out	(212)	$19.15
Forfeited	(49)	$19.83
Outstanding as of July 31, 2008 (2) (3) (4)	1,339	$20.28

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy at July 31, 2008:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$7.48 — 15.00	1,512	5.29 years	$13.10	$13,812
$15.01 — 20.00	1,314	6.42 years	$16.44	7,600
$20.01 — 25.00	115	5.82 years	$23.87	—
$25.01 — 30.00	405	5.62 years	$26.43	—
	3,346	5.79 years	$16.40	$21,412

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of our ordinary shares of $22.23 at July 31, 2008, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of July 31, 2008, approximately 1,456,000 outstanding options were vested and exercisable and the weighted average exercise price was $15.05.  Among the 1,456,000 outstanding options that were vested and exercisable, the total number of exercisable stock options that were in-the-money was 1,341,000 and the weighted average exercise price was $14.12.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at July 31, 2008:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$14.75 — 15.00 (2)	74	$14.97
$15.01 — 20.00 (3)	570	$18.32
$20.01 — 25.00	494	$20.80
$25.01 — 30.00 (4)	201	$26.52
	1,339	$20.28

(2) The outstanding restricted share units as of July 31, 2008 include 22,000 fully vested units held by outside directors.

(3) The outstanding restricted share units as of July 31, 2008 include 13,000 fully vested units held by outside directors.

(4) The outstanding restricted share units as of July 31, 2008 include 11,000 fully vested units held by outside directors.

As of July 31, 2008, the total grant date fair value of our outstanding restricted share units was approximately $27.2 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $29.8 million.

Share-based Compensation

The impact on our results for share-based compensation for the three and nine months ended July 31, 2008 and 2007, respectively, was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(in millions)
Cost of products and services	$0.8	$0.6	$2.3	$1.8
Research and development	0.5	0.4	1.5	1.3
Selling, general and administrative	3.0	2.4	8.6	7.2
Total share-based compensation expense	$4.3	$3.4	$12.4	$10.3

For the three and nine months ended July 31, 2008 and 2007, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of awards related to Verigy options granted during the three and nine months ended July 31, 2008, was $10.45 and $9.93 per share, respectively, and was determined using the Black-Scholes option pricing model.  The tax benefit realized from exercised stock options and similar awards for the three and nine months ended July 31, 2008 was $0.4 million and $0.6 million, respectively, compared to $1.4 million and $1.8 million for the three and nine months ended July 31, 2007, respectively.

As of July 31, 2008 and 2007, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $34.0 million and $28.1 million, respectively.  We expect to recognize the cost of these share-based awards over a weighted average of 2.44 years.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three and nine months ended July 31, 2008 and 2007 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Risk-free interest rate for options	3.37%	4.82%	3.14%	4.60%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for options	44.5%	39.3%	47.0%	40.3%
Expected option life	4.50 years	4.45 years	4.42 years	4.36 years

Valuation Assumptions for the Purchase Plan

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Risk-free interest rate for Purchase Plan	2.05%	5.25%	2.05%	5.25%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for Purchase Plan	44.1%	39.1%	44.1%	39.1%
Expected option life for Purchase Plan	6 months	6 months	6 months	6 months

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying ordinary shares.  The price volatility of our share price was determined on the date of grant using a combination of the average daily historical volatility and the average implied volatility of publicly traded options of our ordinary shares.  Management believes that using a combination of historical and implied volatility is the most appropriate measure of the expected volatility of our share price.  Because we have limited historical data, we used data from peer companies to determine our assumptions for the expected option life.  For the risk-free interest rate, we used the rate of return on U.S. Treasury Strips as of the grant dates.

8.             SHARE REPURCHASE PROGRAM

On November 27, 2007, our board of directors approved the use of up to $150 million to repurchase up to 10 percent of Verigy’s outstanding ordinary shares, or approximately 6 million ordinary shares.  On April 15, 2008, during our annual general meeting of shareholders, our shareholders approved the share repurchase program.

The following repurchases under the above program were completed in the period presented below:

Three Months Ended	Number of Ordinary Shares Repurchased	Weighted Average Price Per Share	Amount of Ordinary Shares Repurchased
	(in thousands)		(in thousands)
July 31, 2008	637	$22.97	$14,630
Program to date as of July 31, 2008	637	$22.97	$14,630

All such shares repurchased are immediately retired and will not be available for future resale.  The remaining amount that is authorized under the stock repurchase program is approximately 5.4 million shares and $135 million.

9.             INOVYS ACQUISITION

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

10.          COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(in millions)
Net income	$18	$30	$64	$65
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	—
Change in unrealized losses on marketable securities and investments in other long-term assets, net of tax	(2)	—	(7)	—
Change in unrealized losses on derivative instruments qualifying as cash flow hedges, net of tax	(1)	—	—	—
Total comprehensive income	$15	$30	$57	$65

Verigy’s derivative financial instruments consist of currency forward exchange contracts and are recorded at fair value on the condensed consolidated balance sheets.  Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of hedges, if any, are recognized in the consolidated statement of operations.  The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings.  All amounts included in accumulated other comprehensive loss as of July 31, 2008 will generally be reclassified into earnings within 12 months.  Changes in the fair value of currency forward exchange due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings.  The change in forward time value was not material for all periods presented.  If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in other income, net in the statement of operations.  We did not have any ineffective hedges during the periods presented.

11.          INVENTORY

Inventory, net of related reserves, consists of the following:

	July 31,	October 31,
	2008	2007
	(in millions)
Raw materials	$35	$25
Work in progress	9	6
Finished goods	42	37
Total inventory	$86	$68

There is approximately $16 million of demonstration products included in finished goods inventory as of July 31, 2008 and $17 million as of October 31, 2007.

12.          PROPERTY, PLANT AND EQUIPMENT, NET

	July 31,	October 31,
	2008	2007
	(in millions)
Leasehold improvements	$16	$13
Software	21	21
Machinery and equipment	46	40
Total property, plant and equipment	83	74
Accumulated depreciation and amortization	(41)	(32)
Total property, plant and equipment, net	$42	$42

We recorded approximately $4 million and $3 million of depreciation and amortization expense during the three months ended July 31, 2008 and 2007, respectively.  We recorded approximately $11 million and $9 million of depreciation and amortization expense during the nine months ended July 31, 2008 and 2007, respectively.

13.          MARKETABLE SECURITIES

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

Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities.  Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years.  At the end of each interest rate reset period, which occur every seven to thirty-five days, investors can buy, sell, or continue to hold the securities at par.  Our auction rate securities experienced failed auctions due to sell orders exceeding buy orders which occurred as a result of liquidity concerns derived primarily from the mortgage and debt markets.  We continue to see liquidity issues in the market for auction rate securities.  Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value.  Based on an analysis of other-than-temporary impairment factors, at July 31, 2008, we have recorded a temporary impairment within accumulated other comprehensive loss for the nine months ended July 31, 2008 of approximately $6 million (net of tax of $1 million) related to these auction rate securities.  We estimate the fair value using market price or a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value.  Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.  Our marketable securities portfolio as of July 31, 2008 has a carrying value of $249 million, of which approximately $82 million represented auction rate securities.  The interest rate reset auctions for our portfolio have all failed as of July 31, 2008.  These securities have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

The following table summarizes our marketable security investments as of July 31, 2008:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Short-term marketable securities:
Money market funds	$186	$—	$186
U.S. treasury securities and government agency securities	71	—	71
Corporate debt securities	96	—	96
Total short-term available for sale investments	$353	$—	$353

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Long-term marketable securities:
Auction rate securities	$89	$(7)	$82
Total long-term available for sale investments	$89	$(7)	$82

As Reported:
Cash equivalents	$186
Short-term marketable securities	167
Long-term marketable securities	82
Total at July 31, 2008	$435

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for sale at July 31, 2008 are shown in the table below based on their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Less than 1 year	$326	$—	$326
Due in 1 to 2 years	27	—	27
Due after 2 years	89	(7)	82
Total at July 31, 2008	$442	$(7)	$435

14.          GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity during the nine months ended July 31, 2008 and 2007 is shown in the table below: (Also see Note 18 “Other Current Liabilities and Other Long-Term Liabilities”)

	Nine Months Ended July 31,
	2008	2007
	(in millions)
Beginning balance at November 1,	$9	$6
Accruals for warranties issued during the period	8	9
Accruals related to pre-existing warranties (including changes in estimates)	—	5
Settlements made during the period	(10)	(12)
Ending balance at July 31,	$7	$8

In our condensed consolidated balance sheets, standard warranty accrual is presented in other current liabilities.

Extended Warranty

A summary of our extended warranty deferred revenue activity for the nine months ended July 31, 2008 and 2007 is shown in the table below:

	Nine Months Ended July 31,
	2008	2007
	(in millions)
Beginning balance at November 1,	$21	$20
Revenue recognized during the period	(8)	(7)
Deferral of revenue for new contracts	5	8
Ending balance at July 31,	$18	$21

In our condensed consolidated balance sheets, current deferred revenue is presented separately and long-term deferred revenue is included in other long-term liabilities.

Indemnifications

As is customary in our industry and as is provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products.  From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees and others with whom we enter into contracts, against combinations of loss, expense or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities and other matters covered by such contracts, usually up to a specified maximum amount.  In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations.

Under agreements we entered into with Agilent at the time of the separation, we will indemnify Agilent in connection with our activities conducted prior to and following our separation from Agilent in connection with our business and the liabilities that we specifically assumed under the agreements.  These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters.

15.                               RESTRUCTURING

During the three months ended July 31, 2008, we offered an early retirement plan to a number of eligible employees.  The total charges incurred during this period for this early retirement plan were $2.1 million, $1.2 million of which was recorded within cost of sales and the remainder of which was recorded within operating expenses.

In connection with the transfer of our manufacturing activities to Flextronics in fiscal year 2006, we transferred a number of employees to Flextronics.  As part of this arrangement, we had a potential obligation in the future of approximately $2 million associated with the termination of these transferred employees from the manufacturing facilities in Flextronics in Germany.  We had deferred these costs and recognized them ratably over the employees’ period of service through the employees’ expected termination from Flextronics.  During the second quarter of fiscal year 2008, we determined that we were no longer liable to pay this obligation as we had decided to maintain a specialized portion of our manufacturing activities in Germany.  As a result, at the end of the second quarter of fiscal year 2008, we recorded a $1.2 million benefit relating to restructuring charges.

As of July 31, 2008, we had approximately $2.4 million in accrued restructuring liability relating to reductions that will occur during the second half of fiscal year 2008.

16.          SEPARATION COSTS

In connection with our separation from Agilent in June 2006, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.  These expenses totaled $1.0 million and $4.5 million in the three and nine months ended July 31, 2007, respectively, and were not significant during the three and nine months ended July 31, 2008.

17.          RETIREMENT AND POST-RETIREMENT PENSION PLANS

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

U.S. Retirement and Post-retirement Health Care Benefits for U.S. Employees

Effective June 1, 2006, we established a defined contribution benefit plan (“Verigy 401(k) plan”) for our U.S. employees.  Our
401(k) plan provides matching contribution of up to 4% of eligible compensation.  Eligible compensation consists of base and variable pay.  In addition, we also offer a profit sharing plan for our U.S. employees, whereby we will make a maximum 2% contribution to the employee’s 401(k) plan if certain annual financial targets are achieved.  A small number of our U.S. employees meeting certain age and service requirements also receive an additional 2% profit sharing contribution to their 401(k) plan accounts if certain annual financial targets are achieved.

For the three and nine months ended July 31, 2008, our matching expenses for our U.S. employees under the Verigy 401(k) and the Verigy profit sharing plans were $0.9 million and $2.5 million, respectively, compared to $0.9 million and $2.6 million in the comparable periods in fiscal year 2007.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan.  At the date of separation, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million.  We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees.  For the three and nine months ended July 31, 2008, the amount of expenses recognized under the RMA plan was approximately $0.2 million and $0.5 million, respectively.  There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

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

Costs for All U.S. and Non-U.S. Plans.   The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for the three and nine months ended July 31, 2008 and 2007:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended July 31,
	2008	2007	2008	2007	2008	2007
	(in millions)
Defined benefit pension plan costs	$—	$—	$1.8	$1.5	$1.8	$1.5
Defined contribution pension plan costs	0.9	0.9	0.3	0.3	1.2	1.2
Non-pension post-retirement benefit costs	0.2	0.2	—	—	0.2	0.2
Total retirement-related plans costs	$1.1	$1.1	$2.1	$1.8	$3.2	$2.9

	U.S. Plans		Non-U.S. Plans		Total
	Nine Months Ended July 31,
	2008	2007	2008	2007	2008	2007
	(in millions)
Defined benefit pension plan costs	$—	$—	$5.3	$4.4	$5.3	$4.4
Defined contribution pension plan costs	2.5	2.6	0.9	0.5	3.4	3.1
Non-pension post-retirement benefit costs	0.5	0.5	—	—	0.5	0.5
Total retirement-related plans costs	$3.0	$3.1	$6.2	$4.9	$9.2	$8.0

Non-U.S. Defined Benefit.   For the three and nine months ended July 31, 2008 and 2007, the net pension costs related to our employees participating in our non-U.S. defined benefit plans were comprised of:

	Three Months		Nine Months
	Ended		Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(in millions)
Service cost — benefits earned during the year	$1.2	$1.0	$3.9	$3.0
Interest cost on benefit obligation	1.0	0.7	2.9	2.0
Expected return on plan assets	(0.7)	(0.5)	(2.4)	(1.5)
Amortization and deferrals of recognized amounts:
Actuarial loss	0.3	0.3	0.9	0.9
Total net plan costs	$1.8	$1.5	$5.3	$4.4

Measurement date.    We use a September 30 measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

18.                               OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current accrued liabilities at July 31, 2008 and October 31, 2007, were as follows:

	July 31, 2008	October 31, 2007
	(in millions)
Supplier liabilities	$7	$5
Accrued warranty costs	7	9
Other	8	5
Total other current liabilities	$22	$19

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our current forecasted production and service and support needs.  (Also see Note 14, “Guarantees” for additional information regarding warranty accruals).

Other long-term liabilities at July 31, 2008 and October 31, 2007, were as follows:

	July 31, 2008	October 31, 2007
	(in millions)
Long-term extended warranty and deferred revenue	$8	$12
Retirement plan accruals	39	32
Other	1	3
Total other long-term liabilities	$48	$47

(Also see Note 17, “Retirement and Post-Retirement Pension Plans” for additional information regarding retirement plan accruals).

19.          COMMITMENTS AND CONTINGENCIES

As of July 31, 2008, there was no material change in our capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2007.

As a result of adopting FIN 48, we had $9.8 million of unrecognized tax benefits which were recorded as long term liabilities upon adoption on November 1, 2007.  As of July 31, 2008, we had $11.6 million of unrecognized tax benefits, of which $10.4 million is recorded as long- term liabilities, $1.2 million is recorded as income taxes payable within current liabilities, and an additional $2.5 million which is recorded as a reduction in long term deferred tax assets.

Rent expense was $1.5 million and $4.7 million for the three and nine months ended July 31, 2008, respectively, compared to $1.4 million and $4.2 million in the comparable periods in fiscal year 2007.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business.

20.          SEGMENT & GEOGRAPHIC INFORMATION

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

	Three Months		Nine Months
	Ended		Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(in millions)
Net revenue from products:
SOC / SIP / High-Speed Memory	$129	$92	$366	$210
Memory	9	76	57	233
Net revenue from products	138	168	423	443
Net revenue from services	41	36	118	109
Total net revenue	$179	$204	$541	$552

Major customers

For the three months ended July 31, 2008, three of our customers accounted for 44% of our total net revenue, with each one of them accounting for 19.6%, 13.7%, and 10.7%, respectively.  For the three months ended July 31, 2007, one of our customers accounted for 30.9% of our total net revenue.

For the nine months ended July 31, 2008, one of our customers accounted for 11.3% of our total net revenue.  For the nine months ended July 31, 2007, two of our customers accounted for 35.7% of our total net revenue, with one customer accounting for 24.2% and the other customer accounting for 11.5% of our total net revenue.

Geographic Net Revenue Information:

	Three Months		Nine Months
	Ended		Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(in millions)
United States	$25	$29	$83	$171
Singapore	125	148	363	296
Japan	14	12	48	38
Rest of the World	15	15	47	47
Total net revenue	$179	$204	$541	$552

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Property, Plant and Equipment Information:

	July 31,	October 31,
	2008	2007
	(in millions)
United States	$14	$13
Singapore	14	17
Germany	6	4
China	3	3
Rest of the World	5	5
Total geographic property, plant and equipment	$42	$42

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have a broad customer base, with almost 1,900 93000 Series systems and more than 2,550 V5000 Series systems installed worldwide as of July 31, 2008.  Our customers include integrated device manufacturers (“IDMs’), test subcontractors, also referred to as subcontractors, which includes specialty assembly, package and test companies as well as wafer foundries, and fabless design companies.

Basis of Presentation and Separation from Agilent

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30 and July 31.  Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Amounts included in the accompanying condensed consolidated financial statements are expressed in U.S. dollars.  The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain amounts in the condensed consolidated financial statements for the three and nine months ended July 31, 2007 were reclassified to conform to the presentation used for the three and nine months ended July 31, 2008.  In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in other income, net, related to foreign currency remeasurement gains. These gains relate to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008.  Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years’ financial statements, and the impact of correcting these errors in the current year is not expected to be material to the full fiscal year 2008 financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such rules and regulations.  The following discussion should be read in conjunction with our 2007 Annual Report on Form 10-K.

Overview of Results

Our total net revenue for the three months ended July 31, 2008, was $179 million, down $25 million, or 12.3%, from the comparable period in fiscal year 2007, but up 10.5% sequentially.  This decrease was due to lower revenue from sales of our memory test systems in the third quarter of fiscal year 2008.  The decline in our memory test revenues resulted from substantial declines in the capital spending patterns of our memory device manufacturer customers and of their subcontractor test partners to which we also sell systems.  The overall decline in the memory market capital spending reflects continued excess supply and price erosion for memory products, which has resulted in lower manufacturing output and excess test capacity.  These factors have caused our customers to delay test system orders and delay delivery of systems ordered.

Notwithstanding the cyclical weakness in the memory test industry, our SOC business showed continued strength.  We experienced increased demand for our 93000 platform for SOC applications, in particular our Port Scale RF products, driven primarily by strong demand for our customers’ devices targeted at wireless, PC and consumer mixed-signal device markets.  For the three months ended July 31, 2008, three of our SOC customers each accounted for more than 10% of our total net revenue.  In contrast, for the three months ended July 31, 2007, one of our memory customers accounted for more than 10% of our total net revenue.

Our gross margin for the three months ended July 31, 2008, was 46.4%, an increase of 0.8 percentage points from the comparable period in fiscal year 2007.  Gross margin improvement was primarily attributable to the stronger mix of SOC systems, which generally have a higher gross margin than our memory systems, sold during the quarter.  Excluding the impact of $1.2 million of restructuring charges in cost of sales relating to an early retirement program recently initiated, gross margin would have been essentially flat compared to the second quarter of fiscal year 2008.

Our total operating expenses, including separation and restructuring charges, were $68 million in the three months ended July 31, 2008, up $6 million, or 9.7%, from the comparable period in fiscal year 2007, and up by $5 million sequentially.  This increase in operating expenses from the comparable quarter of fiscal year 2007 was primarily due to increased spending on research and development initiatives for memory products that are planned for introduction by the end of the calendar year and SOC products planned for release during the next 9 to 12 months, higher share-based compensation and increases in field selling and governance costs.

Net income for the three and nine months ended July 31, 2008 was $18 million and $64 million, a decrease of 40.0% and 1.5% from the $30 and $65 million achieved in the comparable periods in fiscal year 2007.  This decrease was primarily due to the overall decline in the memory market capital spending, partially offset by our revenue growth in SOC testers and increased revenue generated from our Port Scale RF product.  For the nine months ended July 31, 2008, we generated operating cash flows of $93 million and our cash and cash equivalents balance as of July 31, 2008 was $218 million.

We derive a significant percentage of our net revenue from outside of North America.  Net revenue from customers located outside of North America represented 86.0% and 85.8% of total net revenue in the three months ended July 31, 2008 and 2007, respectively.  Net revenue in North America was lower by 13.8% during the three months ended July 31, 2008, compared to the same period of fiscal year 2007, due to the continuing outsourcing by our North American customers to contract manufacturers in Asia.  Net revenue in Asia (including Japan) was higher by 11.4% in the three months ended July 31, 2008, compared to the same period of fiscal year 2007.  We expect this trend of increasing sales in Asia (including Japan) to continue as semiconductor manufacturing activities continue to concentrate in that region.

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products.  These cyclical periods have had and will have a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor industry.  Historically, these demand fluctuations have resulted in significant variations in our results of operations.  This was particularly relevant during the second and third quarters of fiscal year 2008 where we saw a significant decrease in revenue from our memory platform and experienced some order postponements.  Due to our product diversification, however, we were able to partially offset the effect of this downturn in demand for flash memory systems with increased demand for our SOC products fueled by the wireless, PC and consumer mixed-signal device markets.  The sharp swings in the semiconductor industry in recent years have generally affected the semiconductor test equipment and services industry more significantly than the overall capital equipment sector.

Furthermore, we sell to a variety of customers, including subcontractors.  Because we sell to subcontractors, which during market troughs tend to decrease or postpone orders for new test systems and test services more quickly and dramatically than other customers, any downturn may cause a quicker and more significant adverse effect on our business than on the broader semiconductor industry.  In addition, although a decline in orders for semiconductor capital equipment may accompany or precede the timing of a decline in the semiconductor market as a whole, recovery in semiconductor capital equipment spending may lag the recovery by the semiconductor industry.

Although our visibility into the memory market remains poor, we continue to invest in our memory products in anticipation of a cyclical recovery in the market and are working on initiatives to expand our memory customer base. In addition, we will place stronger emphasis on our SOC business focusing our attention and resources on high growth segments of the markets we address such as highly-integrated RF, consumer mixed-signal, high-speed memory and yield improvement.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements.  There have been no significant changes during the three and nine months ended July 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2007, filed with the Securities and Exchange Commission on December 21, 2007.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  We are currently assessing the impact that SFAS No. 141(R) may have on our consolidated financial statements upon adoption in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements.  It also requires, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  It is effective for fiscal years beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements shall be applied prospectively.  We are currently assessing the impact that SFAS No. 160 may have on our consolidated financial statements upon adoption in fiscal year 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that companies must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the company’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We are currently assessing the impact that SFAS No. 161 may have on our consolidated financial statements upon our adoption in fiscal year 2009.

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry.  The semiconductor industry has been highly cyclical with recurring periods of diminished product demand.  During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for semiconductor test equipment and services such as those we offer.  We have experienced just such a cyclical downturn in our memory business during fiscal year 2008.  Historically, our third and fourth fiscal quarters have tended to be our strongest quarters for new orders, while our first fiscal quarter tends to be our weakest quarter for orders. During the third quarter of 2008 we continued to see weakness in the memory market which negatively impacted our orders during the period.  We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products.  The seasonality of our business is often masked to a significant extent by the high degree of cyclicality of the semiconductor industry.  As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance.  In future periods, the market price of our ordinary shares could decline if our revenues and results of operations are below the expectations of analysts and investors.  Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of, and else where in, this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Net revenue:
Products	77.1%	82.4%	78.2%	80.3%
Services	22.9	17.6	21.8	19.7
Total net revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	37.4	41.7	37.3	42.2
Cost of services	16.2	12.7	15.9	13.8
Total cost of sales	53.6	54.4	53.2	56.0
Gross margin (1)	46.4	45.6	46.8	44.0
Operating expenses:
Research and development	15.1	11.3	14.4	12.3
Selling, general and administrative	22.3	18.6	21.4	19.4
Restructuring charges	0.6	—	0.2	—
Separation costs	—	0.5	—	0.7
Total operating expenses	38.0	30.4	36.0	32.4
Income from operations	8.4	15.2	10.8	11.6
Other income, net	3.4	1.5	2.7	1.8
Income before income taxes	11.8	16.7	13.5	13.4
Provision for income taxes	1.7	2.0	1.7	1.6
Net income	10.1%	14.7%	11.8%	11.8%

(1) Gross margin represents the ratio of gross profit to total net revenue

Net Revenue

	Three Months Ended July 31,		2008 over 2007	Nine Months Ended July 31,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$129	$92	40.2%	$366	$210	74.3%
Memory	9	76	(88.2)%	57	233	(75.5)%
Net revenue from products	138	168	(17.9)%	423	443	(4.5)%

Net revenue from services	41	36	13.9%	118	109	8.3%
Total net revenue	$179	$204	(12.3)%	$541	$552	(2.0)%

Our revenue by geographic region for the three and nine months ended July 31, 2008 and 2007 is as follows:

	Three Months Ended July 31,		2008 over 2007	Nine Months Ended July 31,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
North America	$25	$29	(13.8)%	$83	$173	(52.0)%
As a percent of total net revenue	14.0%	14.2%		15.3%	31.3%

Europe	$7	$9	(22.2)%	$26	$24	8.3%
As a percent of total net revenue	3.9%	4.4%		4.8%	4.4%

Asia-Pacific, excluding Japan	$133	$154	(13.6)%	$384	$317	21.1%
As a percent of total net revenue	74.3%	75.5%		71.0%	57.4%

Japan	$14	$12	16.7%	$48	$38	26.3%
As a percent of total net revenue	7.8%	5.9%		8.9%	6.9%

Total net revenue	$179	$204	(12.3)%	$541	$552	(2.0)%

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

Net revenue in the three months ended July 31, 2008 was $179 million, a decrease of $25 million, or 12.3%, from the $204 million in the three months ended July 31, 2007.  Net product revenue in the three months ended July 31, 2008 was $138 million, a decrease of $30 million, or 17.9%, from the $168 million in the three months ended July 31, 2007.  These decreases were due to lower revenue from sales of our memory test systems, partially offset by increases in SOC and services revenue.  As noted in the “Overview” above, our memory customers continue to delay memory tester purchases and have significantly cut their capital budgets due to excess supply and lower capacity utilization.  Despite the cyclical weakness in the memory test industry, our SOC business showed continued strength in the third fiscal quarter of fiscal year 2008.  During this period, we experienced increased demand for our 93000 platform in SOC testers, in particular our Port Scale RF products driven by wireless, PC and consumer mixed-signal device markets.

Net revenue in the nine months ended July 31, 2008 was $541 million, a decrease of $11 million, or 2.0%, from the $552 million in the corresponding prior year period.  Net product revenue in the nine months ended July 31, 2008 was $423 million, a decrease of $20 million, or 4.5%, from the $443 million in the prior year period.  These decreases were primarily due to lower revenue from sales of our memory test systems, partially offset by higher revenue from sales of our SOC and high-speed memory test systems and our Port Scale RF products.

Net revenue in North America was lower by 13.8% in the three months ended July 31, 2008, compared to the three months ended July 31, 2007, primarily due to decreased sales to customers for memory test systems in the U.S.  Net revenue from customers located in Asia represented 82.1% of total net revenue for the three months ended July 31, 2008, compared to 81.4% in the three months ended July 31, 2007.  We expect the trend of increasing sales in the Asia region to continue as semiconductor manufacturing activities continue to concentrate in that region.

Service revenue for the three months ended July 31, 2008 accounted for $41 million, or 22.9% of net revenue, compared to $36 million, or 17.6% of net revenue for the three months ended July 31, 2007.  Our service revenue is expected to grow in absolute amount as we provide services to a growing installed base of systems.  Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered.

Service revenue for the nine months ended July 31, 2008 accounted for $118 million, or 21.8% of net revenue, compared to $109 million, or 19.7% of net revenue for the nine months ended July 31, 2007.

Cost of Sales

Cost of Products

	Three Months Ended July 31,		2008 over 2007	Nine Months Ended July 31,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Cost of products	$67	$85	(21.2)%	$202	$233	(13.3)%
As a percent of product revenue	48.6%	50.6%		47.8%	52.6%

Cost of Products.    Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written down inventory.

The decrease in cost of products of approximately $18 million in the three months ended July 31, 2008, compared to the three months ended July 31, 2007, was primarily due to the decrease in memory product shipments as well as a decrease of separation costs, partially offset by an increase of restructuring charges compared to the three months ended July 31, 2007.  Also, our cost of products included $0.6 million of SFAS No. 123(R) share-based compensation expense in the three months ended July 31, 2008, compared to $0.4 million of such charges in the three months ended July 31, 2007.

Cost of products as a percent of net product revenue decreased by 2.0 percentage points in the three months ended July 31, 2008, compared to the three months ended July 31, 2007, primarily due to the shift in product mix toward higher gross margin SOC products as well as decreases of separation costs in the current year period.

Excess and obsolete inventory-related charges in the three months ended July 31, 2008 and 2007 were $3 million and $3 million, respectively.  We also sold previously written down inventory for $0.4 million and $1 million in the three months ended July 31, 2008 and 2007, respectively.  The sales of previously written down inventory improved our cost of products gross margins by approximately 0.3 percentage points for the three months ended July 31, 2008 and 0.3 percentage points in three months ended July 31, 2007.

The decrease in cost of products of approximately $31 million in the nine months ended July 31, 2008, compared to the nine months ended July 31, 2007, was primarily due to a decrease in product shipments primarily of our memory products, coupled with a favorable shift in product mix and lower restructuring and separation costs compared to the comparable period in fiscal year 2007.  Our cost of products also included $1.6 million of SFAS No. 123(R) share-based compensation expense in the nine months ended July 31, 2008, compared to $1.2 million of such charges in the nine months ended July 31, 2007.

Cost of products as a percent of net product revenue decreased by 4.8 percentage points in the nine months ended July 31, 2008, compared to the nine months ended July 31, 2007, primarily due to the favorable product mix as well as lower restructuring and separation costs and lower performance-based compensation expenses in the current year period.

Excess and obsolete inventory-related charges in the nine months ended July 31, 2008 and 2007 were $8 million and $8 million, respectively.  We sold previously written down inventory for $2.2 million and $3 million in the nine months ended July 31, 2008 and 2007, respectively.  The sales of previously written down inventory increased gross margin by approximately 0.5 percentage points and 0.4 percentage points for the nine months ended July 31, 2008 and 2007, respectively.

Cost of Services

	Three Months Ended July 31,		2008 over 2007	Nine Months Ended July 31,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Cost of services	$29	$26	11.5%	$86	$76	13.2%
As a percent of service revenue	70.7%	72.2%		72.9%	69.7%

Cost of Services.    Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services in the three months ended July 31, 2008 was higher compared to the three months ended July 31, 2007.  Cost of services as a percent of service revenue decreased by 1.5 percentage points, from 72.2% in the three months ended July 31, 2007 to 70.7% in the three months ended July 31, 2008.  This margin improvement is primarily due to lower material consumption and people related costs needed to support our installed base.  Our cost of services included $0.2 million of SFAS No. 123(R) share-based compensation expense in both the three months ended July 31, 2008 and 2007.

Cost of services in the nine months ended July 31, 2008 was higher in both absolute amount and as a percent of the related revenue than the nine months ended July 31, 2007.  The increase in cost of services in absolute amount reflected increased costs associated with supporting a larger installed base.  Cost of services as a percent of service revenue increased by 3.2 percentage points, from 69.7% in the nine months ended July 31, 2007 to 72.9% in the nine months ended July 31, 2008.  This margin deterioration is primarily due to the fact that we are putting more service capability in place for our upcoming product introductions.  In addition, we had higher material, freight and duty costs needed to support our installed base, we experienced higher material consumption, and had an unfavorable currency impact during the period.  Our cost of services also included $0.7 million and $0.6 million of SFAS No. 123(R) share-based compensation expense in the nine months ended July 31, 2008 and 2007, respectively.

As a percent of net services revenue, cost of services will vary depending on a variety of factors, including the effects of price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended July 31,		2008 over 2007	Nine Months Ended July 31,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)
Research and development	$27	$23	17.4%	$78	$68	14.7%
As a percent of net revenue	15.1%	11.3%		14.4%	12.3%

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

Research and development expense increased by $4 million in absolute dollars in the three months ended July 31, 2008, compared to the prior year period.  This increase was primarily due to higher expenses to support product development activities for memory products planned for release by the end of the calendar year and SOC products planned for release during the next 9 to 12 months.  Research and development expense also included $0.5 million and $0.4 million of SFAS No. 123(R) share-based compensation expense for the three months ended July 31, 2008 and 2007, respectively.  Research and development costs as a percentage of revenue increased by 3.8 percentage points from 11.3% in the three months ended July 31, 2007, to 15.1% in the three months ended July 31, 2008.  The increase in research and development expense as a percent of revenue reflected the higher level of absolute spending combined with the lower revenue in the current year period.

Research and development expense in the nine months ended July 31, 2008 increased in absolute dollars by $10 million compared to the same time last year, primarily due to higher expenses to support new memory product introductions planned for release by the end of the calendar year and new SOC products planned for release during the next 9 to 12 months, partially offset by lower performance based compensation.  Research and development as a percentage of revenue increased by 2.1 percentage points from 12.3% in the nine months ended July 31, 2007 to 14.4% in the nine months ended July 31, 2008.  This increase was primarily due to decreased product shipments in the three months ended July 31, 2008.  Research and development expense also included $1.5 million and $1.3 million of SFAS No. 123(R) share-based compensation expense for the nine months ended July 31, 2008 and 2007, respectively.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Three Months Ended July 31,		2008 over 2007	Nine Months Ended July 31,		2008 over 2007
	2008	2007	Change	2008	2007	Change
	($ in millions)
Selling, general and administrative	$40	$38	5.3%	$116	$107	8.4%
As a percent of net revenue	22.3%	18.6%		21.4%	19.4%

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

Selling, general and administrative expense increased by $2 million in absolute dollars in the three months ended July 31, 2008 compared to the prior year period primarily due to higher field selling costs and higher share-based compensation expenses and increased governance costs.  Selling, general and administrative expense included approximately $3.0 million of share-based compensation expenses in the three months ended July 31, 2008, compared to $2.4 million of such expenses for the three months ended July 31, 2007.

Selling, general and administrative expenses increased 8.4% to $116 million for the nine months ended July 31, 2008, compared to the nine months ended July 31, 2007.  This increase was primarily due to higher field selling costs and higher share-based compensation expenses offset slightly by lower performance based compensation.  Selling, general and administrative expenses included approximately $8.6 million of share-based compensation expenses in the nine months ended July 31, 2008, compared to $7.2 million of such charges in the nine months ended July 31, 2007.

Restructuring Charges

During the three months ended July 31, 2008, we offered an early retirement plan to a number of eligible employees.  The total charges incurred during this period for this early retirement plan were $2.1 million, $1.2 million of which was recorded within cost of sales and the remainder of which was recorded within operating expenses.

In connection with the transfer of our manufacturing activities to Flextronics in fiscal year 2006, we transferred a number of employees to Flextronics.  As part of this arrangement, we had a potential obligation in the future of approximately $2 million associated with the termination of these transferred employees from the manufacturing facilities in Flextronics in Germany.  We had deferred these costs and recognized them ratably over the employees’ period of service through the employees’ expected termination from Flextronics.  During the second quarter of fiscal year 2008, we determined that we were no longer liable to pay this obligation as we had decided to maintain a specialized portion of our manufacturing activities in Germany.  As a result, at the end of the second quarter of fiscal year 2008, we recorded a $1.2 million benefit relating to restructuring charges.

As of July 31, 2008, we had approximately $2.4 million in accrued restructuring liability.  We anticipate that this program will be substantially complete by the end of fiscal year 2008.

Separation Costs

In connection with our separation from Agilent in June 2006, we incurred one-time internal and external separation costs, such as information technology set-up costs and consulting and legal and other professional fees.  These expenses totaled $1.0 million and $4.5 million in the three and nine months ended July 31, 2007, respectively, and were not significant during the three and nine months ended July 31, 2008.

Other Income, net

Interest and other income consists primarily of interest earned on cash, cash equivalents and investments, gains and losses from foreign exchange transactions, offset, as applicable, by realized losses and other-than-temporary impairments recorded with respect to our marketable securities, if any.

In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in other income, net, related to foreign currency remeasurement gains. These gains relate to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008.  Interest and other income was $6 million for the three months ended July 31, 2008, compared to $3 million in the prior year period.  For the nine months ended July 31, 2008, interest and other income was $15 million, compared to $10 million in the comparable period in fiscal year 2007.   Other income for the nine months ended July 31, 2008 was favorably impacted by the foreign currency remeasurement gains discussed above, as well as higher income generated due to our higher cash, cash equivalents and investment balances in the current year, partially offset by a $1.5 million other-than-temporary impairment charge taken on our auction rate securities.  (Also see Note 2, “Summary of Significant Accounting Policies” for additional information regarding the $2.6 million adjustment).

Provision for Income Taxes

For the three months ended July 31, 2008 and 2007, we recorded income tax expense of approximately $3 and $4 million, respectively.  During the nine months ended July 31, 2008 and 2007, we recorded income tax expense of approximately $9 million for both periods presented.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of audits.  We may be subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service.  We intend to regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

On November 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provision of FIN 48 is effective for fiscal years beginning after December 15, 2006, and applies to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  As a result of the adoption of FIN 48, we increased our reserves for unrecognized tax benefits by $0.2 million and increased our reserves for penalties by $0.2 million, for a total increase of $0.4 million, which was accounted for as a cumulative adjustment to the beginning balance of retained earnings.  Additionally, we reclassified $10.4 million from current income taxes and other taxes payable to long-term taxes payable.  At the adoption date of November 1, 2007, we had $9.8 million of unrecognized tax benefits which would reduce our income tax expense if recognized.  As of July 31, 2008, we had $11.6 million of unrecognized tax benefits, of which $10.4 million is recorded as long-term liabilities, and $1.2 million is recorded as income taxes payable.  As of July 31, 2008, we had an additional $2.5 million of unrecognizable tax benefits, which is recorded as a reduction in long term deferred tax assets.  We estimate that there will be no material changes in our unrecognized tax benefits in the next 12 months.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense.  We had approximately $0.6 million of accrued interest and penalties at the adoption date of November 1, 2007, and approximately $1.1 million of accrued interest and penalties as of July 31, 2008.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany.  Our 2006 and 2007 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. We are not currently under audit for any tax years.

Financial Condition

Liquidity and Capital Resources

As of July 31, 2008, we had $218 million in cash and cash equivalents, compared to $146 million as of October 31, 2007.  This increase was primarily due to cash generated from our operations and cash proceeds from the sale of available for sale securities, partially offset by investments in other private companies made during the nine months ended July 31, 2008 including the acquisition of Inovys.

Net Cash Provided by Operating Activities

In the nine months ended July 31, 2008, we generated $93 million in cash from operating activities, compared to cash provided by operating activities of $86 million in the nine months ended July 31, 2007.  The $93 million cash generation during the nine months ended July 31, 2008 was a result of $64 million of net income, $22 million reduction in receivables, and a $14 million net increase in net assets.  Also, during the nine months ended July 31, 2008, we had non-cash charges of $11 million from depreciation and amortization expense, $8 million from inventory write-offs, $11 million of net share-based compensation costs, a $2 million impairment loss on marketable securities and a $1 million loss on disposal of property, plant and equipment.  These impacts were partially offset by an increase of $23 million in inventory, and decreases of $8 million in income and other taxes payable, $7 million in employee compensation and benefits, $1 million in payables, and $1 million in deferred revenue.

In the nine months ended July 31, 2007, we generated $86 million in cash from operating activities.  The $86 million cash generation during the nine months ended July 31, 2007, was the result of $65 million of net income, $38 million reduction in receivables and a $3 million decrease in inventory.  These impacts were partially offset by decreases of $24 million in trade payables, $11 million in income and other taxes payable and $13 million net increase in net assets.  Also, in the nine months ended July 31, 2007, we had non-cash charges of $9 million in depreciation and amortization expense, $8 million from inventory write-offs, $8 million of net SFAS No. 123(R) share-based compensation costs, $2 million in impairment of cost-based investments as well as $1 million in loss on disposal of fixed assets.

Net Cash Used in Investing Activities

Net cash used in investing activities in the nine months ended July 31, 2008 was $17 million, compared to $270 million used in the nine months ended July 31, 2007.  The net cash used was primarily related to the cash paid for the acquisition of Inovys and other investments of $28 million, net of cash acquired as well as the investments made in our property, plant and equipment of $8 million.  This was partially offset by the net proceeds from the purchase and sales of available for sale marketable securities of $19 million.  Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities.  Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years.  At the end of each interest rate reset period, which occur every seven to thirty-five days, investors can buy, sell, or continue to hold the securities at par.  Our auction rate securities experienced failed auctions due to sell orders exceeding buy orders which occurred as a result of liquidity concerns derived primarily from the mortgage and debt markets.  We continue to see liquidity issues in the market for auction rate securities.  Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We believe that the credit quality of these securities remains high based on both the ratings of the underlying securities and on the government and insurance provider guarantees.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  Based on an analysis of other-than-temporary impairment factors, at July 31, 2008, we have recorded a temporary impairment within accumulated other comprehensive loss for the nine months ended July 31, 2008 of approximately $6 million (net of tax of $1 million) related to these auction rate securities.  We estimate the fair value using market price or a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value.  Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.  Our marketable securities portfolio as of July 31, 2008 has a carrying value of $249 million, of which approximately $82 million represented auction rate securities.  The interest rate reset auctions for our portfolio have all failed as of July 31, 2008.  These securities have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.  Based on our expected cash flows and other sources of cash, we do not believe that any reduction in liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Net cash used in investing activities in the nine months ended July 31, 2007, was $270 million.  The $270 million of net investment in the nine months ended July 31, 2007, was primarily related to $458 million invested in available-for-sale marketable securities and $9 million cash payments for site set-ups and leasehold improvements, partially offset by $197 million of proceeds from sales and maturities of available-for-sale marketable securities.  Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities, and are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.

Net Cash Used in (Provided by) Financing Activities

Net cash used in financing activities in the nine months ended July 31, 2008 was $4 million, compared to $14 million provided in the nine months ended July 31, 2007.  In the second quarter of fiscal year 2008, our shareholders approved the share repurchase program, which provides our directors authority to acquire up to 10 percent, or approximately 6 million shares, of Verigy’s outstanding ordinary shares.  The $4 million net cash used in the nine months ended July 31, 2008 was comprised of approximately $13 million of repurchase of ordinary shares, $1 million of excess tax benefits from share-based compensation, $1 million from the exercise of employee stock options, and approximately $7 million from contributions by participants of our Purchase Plan, for which 155,030 shares and 171,905 shares were issued in the first and third quarter of fiscal year 2008, respectively.

Net cash provided by financing activities in the nine months ended July 31, 2007, was $14 million.  The $14 million net cash proceeds in the nine months ended July 31, 2007 was comprised of approximately $7 million from the exercise of employee stock options, $5 million from contributions by participants of our Purchase Plan, and approximately $2 million for excess tax benefits associated with the exercise of stock options and the vesting of restricted share units.

Other

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

We believe that existing cash, cash equivalents and short-term marketable securities of approximately $385 million, together with cash generated from operations, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months.  We may require or choose to obtain debt or equity financing in the future.  We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

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

The following table summarizes our contractual obligations at July 31, 2008:

		Less than	One to three	Three to five	More than
(in millions)	Total	one year	years	years	five years
Operating leases	$57	$11	$16	$12	$18
Commitments to contract manufacturers and suppliers	101	101	—	—	—
Other purchase commitments	51	51	—	—	—
Long-term liabilities	47	—	8	39	—
Total	$256	$163	$24	$51	$18

The table above excludes approximately $10 million of unrecognized tax benefits as we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.

Operating leases.    Commitments under operating leases relate primarily to leasehold property.  We have long-term lease arrangements for our corporate headquarters in Singapore, our U.S. headquarters in Cupertino, California, and our Boeblingen, Germany facility, currently the research and development site for our V93000 Series.  We also have long-term lease arrangements for our ASIC development office in Colorado, as well as other sales and support facilities around the world.

Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and historically we have used several contract manufacturers to provide manufacturing services for our products.  During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates.  However, our agreements with these suppliers usually allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed.  Typically, purchase orders outstanding with delivery dates within 30 days are non-cancelable.  Therefore, only approximately 29% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.  We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts.  Such liabilities were $7 million as of July 31, 2008, and $5 million as of October 31, 2007.  These amounts are included in other current liabilities in our condensed consolidated balance sheets at July 31, 2008 and October 31, 2007.

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

Long-term liabilities.   Long-term liabilities relate primarily to $39 million of defined benefit and defined contribution retirement obligations, $8 million of extended warranty and deferred revenue obligations, $10 in income taxes payable and approximately $1 million of other long-term liabilities.  Upon our separation from Agilent, the defined benefit plans for our employees in Germany, Korea, Taiwan, France and Italy were transferred to us.  With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans based on 100% of the accumulated benefit obligation level as of the separation date.  Verigy made approximately $2 million of contributions to the retirement plans during fiscal year 2007.  We expect expenses of approximately $7 million in fiscal year 2008 for the retirement plans and we plan on making a contribution of approximately $2 million in fiscal year 2008.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of July 31, 2008.

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

We have implemented a hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities of in excess of one month.  These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows.  The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings.  If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in other income, net in the statement of operations.  During the three months ended July 31, 2008, we recorded approximately $0.5 million in unrealized gains in accumulated other comprehensive loss relating to cash flow hedges.

We do not hedge all of our foreign currency exposures, and there can be no assurances that our efforts will adequately protect us against the risks associated with foreign currency fluctuations.  We do not use derivative financial instruments for speculative or trading purposes.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above.  As of July 31, 2008 and October 31, 2007, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

Investment and Interest Rate Risk

We account for our investment instruments in accordance with SFAS No. 115, “Accounting for Investments in Debt and Equity Securities.”  All of our cash and cash equivalents and marketable securities are treated as “available for sale” under SFAS No. 115.  Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates.  Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates.  However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.  Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact as of July 31, 2008, and our interest income would have changed by approximately $1.3 million for the nine months ended July 31, 2008.

Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years.  At the end of each interest rate reset period, which occur every seven to thirty-five days, investors can buy, sell, or continue to hold the securities at par.  Our auction rate securities experienced failed auctions due to sell orders exceeding buy orders which occurred as a result of liquidity concerns derived primarily from the mortgage and debt markets.  We continue to see liquidity issues in the market for auction rate securities.  Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We believe that the credit quality of these securities remains high based on both the ratings of the underlying securities and on the government and insurance provider guarantees.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  Based on an analysis of other-than-temporary impairment factors, at July 31, 2008, we have recorded a temporary impairment within accumulated other comprehensive loss for the nine months ended July 31, 2008 of approximately $6 million (net of tax of $1 million) related to these auction rate securities.  We estimate the fair value using market price or a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value.  Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.  Our marketable securities portfolio as of July 31, 2008 has a carrying value of $249 million, of which approximately $82 million represented auction rate securities.  The interest rate reset auctions for our portfolio have all failed as of July 31, 2008.  These securities have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.  Based on our expected cash flows and other sources of cash, we do not believe that any reduction in liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Our marketable securities are reported at fair value with the related unrealized gains and losses (net of tax) included in accumulated other comprehensive income (loss), a component of shareholders’ equity.  Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were immaterial for the three and nine months ended July 31, 2008.  We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.  We recorded an other-than-temporary impairment within the statement of operations of $1.5 million during the nine months ended July 31, 2008.

We record our equity investments within other long-term assets and account for these investment on a cost basis.  We are required under generally accepted accounting principles to review our equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  We may be required to record a charge, which may be significant, to earnings in our consolidated financial statements during the period in which impairment of our investments in equity interests is determined.  This could adversely impact our results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2008, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2008, the company’s disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.  Based on their evaluation, Verigy’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end July 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings, claims and litigation arising in the ordinary course of business.

ITEM 1A.    RISK FACTORS

Set forth below and elsewhere in this report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. You should carefully consider the risks described below and the other information in this report before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.  The following risk factors, “Our dependence on contract manufacturers may prevent us from delivering our products on a timely basis,” “Our business and operating results could be harmed by the highly cyclical nature of the semiconductor industry,” “The loss of, or significant reduction in the number of sales to, our significant customers could materially harm our business,” “We face substantial competition which, among other things, may lead to price pressure and adversely affect our sales and revenue,” “Our effective tax rate may vary significantly from period to period, and we could owe significant taxes even during periods when we experience low operating profit or operating losses,” “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographies outside of the United States” and “Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income” have been updated from the version of these risk factors set forth in our Annual Report on Form 10-K for the year ended October 31, 2007.  We have also included an additional risk factor “We may be required to record a significant charge to earnings if our investments in equity interests become impaired” in this report.

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

Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers.  Historically, the semiconductor industry has been highly cyclical with recurring periods of diminished product demand.  During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for semiconductor test equipment and services such as those we offer.  These periods of reduced product and services demand have been characterized by excessive inventory levels, cancellation of customer orders and erosion of selling prices, as well as excessive semiconductor test capacity.  As a consequence, during these periods, we have experienced significant reductions in customer orders for new test equipment, fewer upgrades to existing test equipment and less demand for our test services.  We have also experienced order cancellations, delays in commitments and delays in collecting accounts receivable.  Furthermore, because we have a high proportion of customers that are subcontractors, which during market downturns tend to reduce or cancel orders for new test systems and test services more quickly and dramatically than other customers, any downturn may cause a quicker and more significant adverse impact on our business than on the broader semiconductor industry.  In addition, although a decline in orders for semiconductor capital equipment, including test equipment, may accompany or precede the timing of a decline in the semiconductor market as a whole, any recovery in spending for semiconductor capital equipment, including test equipment, may lag any recovery by the semiconductor industry.  We have experienced just such a cyclical downturn in our memory business during fiscal year 2008, with revenue for our memory test products declining to $9 million in the three months ended July 31, 2008, a 88% decrease from the $76 million recorded in the prior year period.  These factors have caused our customers to delay test system orders and to delay delivery of systems ordered.  While this steep decline was partially offset by strength in our SOC business, we nonetheless remain subject to substantial cyclical fluctuations in revenues and orders.

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

For the three months ended July 31, 2008, revenue from our top ten customers accounted for approximately 71.5% of our total net revenue, with three customers accounting for more than 10% of our total net revenue.  In comparison, for the three months ended July 31, 2007, revenue from our top ten customers accounted for approximately 71.6% of our total net revenue, with one of our customers accounting for more than 10% of our total net revenue.  For the nine months ended July 31, 2008, revenue from our top ten customers accounted for approximately 61.3% of our total net revenue, with one customer accounting for more than 10% of our total net revenue.  In comparison, for the nine months ended July 31, 2007, revenue from our top ten customers accounted for approximately 65.2% of our total net revenue, with two customers accounting for more than 10% of our total net revenue.

Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

•	a decision by our customers to purchase test equipment and services from our competitors;

•	a decision by our customers to pursue the development and implementation of self-testing integrated circuits or other strategies that reduce their need for our new or enhanced test equipment;

•	the loss of market share by our customers in the markets in which they operate;

•	the shift by our IDM customers to fab-lite or fabless semiconductor models;

•	our ability to keep pace with changes in semiconductor technology;

•	our ability to maintain quality levels of our equipment and services that meet customer expectations;

•	our ability to produce and deliver sufficient quantities of our test equipment in a timely manner; and

•	our ability to provide quality customer service and support.

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

Our headquarters are in Singapore, our manufacturing is outsourced largely to Flextronics, and we sell our products and services worldwide.  As a result, our business is subject to risks associated with doing business internationally.  Revenue from customers in Japan accounted for approximately 7.8% and 5.9% of total net revenue for the three months ended July 31, 2008 and 2007, respectively.  Revenue from customers in Asia-Pacific, excluding Japan, accounted for approximately 74.3% and 75.5% for the three months ended July 31, 2008 and 2007, respectively.  Revenue from customers in Japan accounted for approximately 8.9% and 6.9% of total net revenue for the nine months ended July 31, 2008 and 2007, respectively.  Revenue from customers in Asia-Pacific, excluding Japan, accounted for approximately 71.0% and 57.4% for the nine months ended July 31, 2008 and 2007, respectively.  The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies.  Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including continuing to transition our volume contract manufacturing processes to Flextronics in China.

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

Our auction rate securities experienced failed auctions due to sell orders exceeding buy orders which occurred as a result of liquidity concerns derived primarily from the mortgage and debt markets.  We continue to see liquidity issues in the market for auction rate securities.  Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities.  We believe that the credit quality of these securities remains high based on both the ratings of the underlying securities and on the government and insurance provider guarantees.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  Based on an analysis of other-than-temporary impairment factors, at July 31, 2008, we have recorded a temporary impairment within accumulated other comprehensive loss for the nine months ended July 31, 2008 of approximately $6 million (net of tax of $1 million) related to these auction rate securities.  We estimate the fair value using market price or a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value.  Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.  Our marketable securities portfolio as of July 31, 2008 has a carrying value of $249 million, of which approximately $82 million represented auction rate securities.  The interest rate reset auctions for our portfolio have all failed as of July 31, 2008.  These securities have been in a loss position for less than 12 months.  The funds associated with failed auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.  Based on our expected cash flows and other sources of cash, we do not believe that any reduction in liquidity of our auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

We may be required to record a significant charge to earnings if our investments in equity interests become impaired.

We are required under generally accepted accounting principles to review our equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Factors that may be considered a change in circumstances indicating that the carrying value of an investment in equity interest may not be recoverable include a decline in the operating performance of an equity investee if a private company.  In the past we have made, and in the future may make, significant or minority equity investments in complementary businesses, products or technologies.   If the operating performance of the companies in which we make equity investments declines, we may be required to record a charge, which may be significant, to earnings in our consolidated financial statements during the period in which impairment of our investments in equity interests is determined. This could adversely impact our results of operations.

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

Under Singapore law, new shares may be issued only with the prior approval of our shareholders in a general meeting.  At our 2008 annual general meeting of shareholders, our shareholders provided our directors general authority to issue new shares until the earlier to occur of the conclusion of our 2009 annual general meeting or the expiration of the period within which the next annual general meeting is required to be held.  Subject to the shareholders’ approval, the provisions of the Singapore Companies Act and our amended and restated memorandum and articles of association, our board of directors may allot and issue new shares on terms and conditions and with the rights and restrictions as they may think fit to impose.  Any additional issuances of new shares by our directors may adversely impact the market price of our ordinary shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 27, 2007, we announced that our Board authorized a share purchase program.  The program authorizes our directors the use of up to $150 million to repurchase up to 10 percent of Verigy’s outstanding ordinary shares, or approximately 6 million shares.  This share purchase program, unless varied or revoked by our shareholders at a general meeting, will continue in effect until the earlier of the date of our 2009 annual general meeting of shareholders or the date by which our 2009 annual general meeting of shareholders is required to be held.  All of these shares were repurchased on the open market and were funded with existing cash.  All ordinary shares that were repurchased as of July 31, 2008 have been cancelled.  The following table summarizes repurchases of our ordinary stock during the three months ended July 31, 2008 (in thousands, except the per share amounts):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2008 – May 31, 2008 (1)	—	—	—	$150,000
June 1, 2008 – June 30, 2008	390	$23.76	390	$140,742
July 1, 2008 – July 31, 2008	247	$21.73	247	$135,370
Total	637	$22.97	637

(1) Share repurchases did not begin until June of 2008.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a) Exhibits:

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.12**	Employment Offer Letter, by and between Verigy and Jorge Titinger, effective June 9, 2008	8-K	000-52038	99.2	6/5/2008
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 5, 2008	By:	/s/ Robert J. Nikl
ROBERT J. NIKL
Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.12**	Employment Offer Letter, by and between Verigy and Jorge Titinger, effective June 9, 2008	8-K	000-52038	99.2	6/5/2008
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

** Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.