Form 10-K
period 2008-10-31
Verigy Ltd.
filed 2008-12-19
CIK 1352341

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of April 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was $1.3 billion based upon the closing sale price of our ordinary shares on The NASDAQ Global Select Market.

         As of December 12, 2008, there were 58,295,955 outstanding ordinary shares of Verigy Ltd.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for its 2009 Annual General Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year ended October 31, 2008, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's Proxy statement shall not be deemed to be a part of this Annual Report on Form 10-K.

Forward-Looking Statements

        The following discussion should be read in conjunction with the combined and consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding our restructuring initiatives and anticipated costs and savings, manufacturing operations, increase in sales and growth of business in Asia, research and development activities and expenses, variations in quarterly revenues and operating results, trends, cyclicality, seasonality, our strategic direction, our future effective tax rate, new product introductions, adequacy of our liquidity position, our ability to generate cash from continuing operations, the potential impact of adopting new accounting pronouncements, our potential future financial results, the quality of our marketable securities, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, the impact of our variable cost structure, and our lease payment obligations, each of which statements involves risks and uncertainties. Additional forward-looking statements can be identified by words such as "anticipated," "expect," "believes," "plan," "predicts," and similar terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to risks and uncertainties, including, but not limited to, macroeconomic conditions, unforeseen changes in demand for semiconductors and semiconductor test solutions, the strength of our customers and their businesses, market acceptance of Verigy's existing and newly introduced products, and various other factors, including those discussed under "Part I, Item 1A, Risk Factors" and elsewhere in this report.

PART I

Item 1.    Business

Overview

        Prior to our initial public offering, we were a wholly-owned subsidiary of Agilent Technologies, Inc. ("Agilent"). We became an independent company on June 1, 2006, when we separated from Agilent. On June 13, 2006, we completed our initial public offering and became a separate stand-alone publicly-traded company incorporated in Singapore focused on technology and innovation in semiconductor testing. We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry.

        We offer a single platform for each of the two general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip ("SOC"), System-in-a-Package ("SIP") and high-speed memory devices and our V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages. In the first quarter of fiscal year 2009, we introduced our V6000 Series platform which is the successor to the V5000 platform and was designed to test both flash memory and dynamic random access memory ("DRAM") devices. Our test platforms are scalable across different frequency ranges, different pin counts and different numbers of devices under simultaneous test. The test platforms' flexibility also allows for a single test system to test a wide range of semiconductor device applications. Our single platform strategy allows us to maximize operational efficiencies such as relatively lower research and development costs, engineering headcount, support requirements and inventory risk. This platform strategy also provides economic benefits to our customers by allowing them to move their complex, feature-rich semiconductor devices to market quickly and to reduce their overall costs. In addition to our test platforms, our product portfolio includes advanced analysis tools as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

        As of October 31, 2008, we have installed more than 1,900 V93000 Series systems and nearly 2,600 V5000 Series systems worldwide. We have a broad customer base which includes integrated device manufacturers ("IDMs"), test subcontractors, also referred to as subcontractors or "OSATs"

(outsourced sub-assembly and test providers), which includes specialty assembly, package and test companies as well as wafer foundries, and companies that design, but contract with others for the manufacture of, integrated circuits ("ICs") (known as fabless design companies).

The Semiconductor Test Equipment Industry

         Industry Background.    Semiconductor devices, also referred to as integrated circuits, or ICs, are the fundamental building blocks used in all electronic systems. They have played an important role in enabling the proliferation of computing, communications and consumer electronic products. As technology continues to penetrate most aspects of daily life, semiconductor devices are playing a more important role in a growing number and variety of products; these products are increasingly consumer-oriented. Consequently, the global semiconductor industry, while experiencing significant cyclical fluctuations in its growth rate, has exhibited strong overall growth over the last 30 years.

        The design and manufacture of semiconductor devices is a complex and capital-intensive multi-step process. The process involves different types of equipment used to manufacture, assemble and test semiconductor devices. Semiconductor test equipment and services are a critical part of this complex design and manufacturing process and are utilized in each of the key design and manufacturing stages.

        Demand for new semiconductor test equipment is driven by two primary forces: growth in semiconductor unit volume that drives the need for additional testing capacity, and the adoption of new technologies in semiconductor design, manufacturing and packaging that require new types of semiconductor testing equipment.

        Semiconductor test equipment and services are generally categorized by the type of semiconductor device tested. There are two general markets in which we sell our products—memory and non-memory. The memory market includes equipment to test semiconductors such as DRAM, Flash, NAND and NOR, and the non-memory market includes testers for testing less complex, discrete semiconductors, and testers designed to test very complex, highly integrated semiconductors commonly referred to as System-on-a-Chip, or SOC, or System-in-a-Package, or SIP, testing.

        SOCs and SIPs are semiconductors that integrate the functionality of multiple individual ICs onto a single IC or package, and often contain both digital and analog functionalities, including radio frequency ("RF") capabilities, communication interfaces and embedded memory. By combining multiple technologies onto a single, more complex chip or package, these devices provide the benefits of lower cost, smaller size, higher performance and lower power consumption and facilitate faster time-to-market that is critical, particularly for products targeted to the consumer electronics market.

        Flash and DRAM represent the bulk of the memory device market (in terms of bit and unit shipments as well as revenue). Flash memory has become the dominant non-volatile memory technology wherever a significant amount of solid-state storage is required. The most meaningful characteristic of flash memory—and its key differentiator from DRAM—is the fact that it requires no power to maintain the information stored in the cells of the memory device. The market for flash memory, as measured by megabits shipped, has doubled every year since 2002. This growth has been fueled largely by the extensive use of flash memory in consumer products such as MP3 players, cell phones, digital cameras and other handheld devices. An emerging trend is replacing hard disk drives with solid state disk drives; this trend is being enabled by the declining cost of flash memory combined with the better reliability of solid state memory products compared to those with moving parts.

        DRAM is the prevalent memory in personal computers, workstations, and non-handheld gaming consoles (such as Playstation and Xbox); it is distinguished from flash in its structural simplicity and in the fact that it loses the data stored in its cells when power is removed. The market for DRAM devices is characterized by extreme volatility with multi-year periods (typically three to four years) of substantial market growth (measured in aggregate revenues of DRAM manufacturers) followed by one or two years of decline.

        Given the compact nature of consumer electronics products and the increasing need for more memory and different types of memory (both volatile and non-volatile) in these products, complex and more compact memory device packaging techniques, such as stacked and multi-chip packages, or MCPs, are being adopted. Semiconductor test equipment plays an important role by enabling semiconductor designers and manufacturers to lower their overall costs and get products to market quickly in addition to improving the quality and reliability of their end products. By detecting manufacturing and engineering/design defects, test equipment enables semiconductor designers and manufacturers to improve and speed the time to manufacturing yield, meaning the proportion of semiconductor devices that perform to specifications. In addition, we believe that scalable and flexible test equipment represents a key competitive advantage because it reduces test time, assists in achieving faster time to market and lowers capital investment requirements by allowing semiconductor designers and manufacturers to test different types of semiconductors with the same test equipment. It also supports the overall and on-going cost of test on a manufacturing test floor by supporting the ability to upgrade existing equipment to meet the test requirements of new technologies. Upgrades will traditionally be far more cost effective than the purchase of new equipment. Finally, scalable and flexible test equipment has the advantage of reducing manufacturers operating expenses associated with the training of personnel and maintaining spares or service contracts across multiple disparate platforms.

        Bringing semiconductor products to market is a multi-step process, which includes stages referred to as engineering characterization, production ramp and high-volume production. Semiconductor test equipment plays an important role in each of these stages.

         Engineering Validation and Characterization.    Once an initial design of a semiconductor has been created, the first phase in bringing an actual IC to market is to produce a small quantity of prototype ICs to validate the design and ensure that it performs according to its specifications, and establish what the actual specifications might be. What the semiconductor designer needs most from the test equipment and services provider at this phase is advanced and highly flexible test equipment and test strategy expertise. Test strategies and methodologies are developed early to ensure that the test solution implemented is capable of testing the ICs thoroughly and in a manner that is indicative of the devices' likely end-use model. Enabling the test equipment to quickly identify the physical location where a device is failing helps to shorten the loop between design and the fabrication.

         Production Ramp.    Once the engineering validation and characterization phase has been completed, the next phase is the ramp to production. In this phase, the semiconductor designer is focused on transitioning the device to the high-volume production stage as quickly as possible so that profit can be realized. In order to do this, the semiconductor designer and manufacturer rely on the test equipment and services provider to offer test execution expertise and an understanding of the manufacturing process. Test solutions at this phase are no longer focused on validating the product design, but are focused on fine-tuning the applications test program to optimize yield and minimize cost.

         High Volume Production.    The final phase in bringing a semiconductor device to market is high-volume production. The key focus for the semiconductor manufacturer at this phase is to reduce the overall cost of test by achieving high output of quality semiconductor devices. To achieve this goal, semiconductor manufacturers require high-reliability and high-repeatability test equipment with maximum availability, and tailored service and support, from their semiconductor test equipment and services provider. Integration of the test solution into the production process is optimized to improve efficiency and minimize the time that test equipment is not available. In order to achieve high throughput, test equipment that is not only fast but can test multiple devices simultaneously is critical.

Parallel testing is especially important, and well established, for memory devices but is of increasing importance in SOC testing for consumer devices.

Semiconductor Test Market Challenges

        Because of the competitiveness of the broader consumer electronics market, semiconductor designers and manufacturers are increasingly focused on bringing high quality complex ICs to market faster and at lower costs. As a result, semiconductor test equipment and service providers are facing new challenges confronted by semiconductor designers and manufacturers due to:

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

Increased pressure to improve time-to-market

        Today's semiconductor market is characterized by shortening product life cycles as a result of increased exposure to and reliance on the consumer electronics market. Semiconductor designers and manufacturers that are first to market and that quickly adapt to changing technological advances gain a significant competitive advantage. The complex nature of semiconductor manufacturing requires that test solutions providers offer their customers more than just test equipment. Semiconductor designers and manufacturers require tailored test solutions and a breadth of application expertise in order to accelerate their time-to-market with new ICs and maximize their revenue opportunity. Equipment suppliers that are not able to complement their hardware systems with application expertise have limited ability to impact their customers' time to market.

Increased complexity and performance requirements of test

        The trend towards SOCs, SIPs and MCPs has created new challenges for semiconductor designers and manufacturers. These increasingly complex semiconductor implementations, which enable improved performance and optimized form and function, require sophisticated test solutions. In addition, advances in interface technology, the adoption of new design protocols and process technology innovations have only added to this complexity. Test equipment designed as "point solutions" rather than those designed for scalability and flexibility are frequently more costly in the long run.

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

Our Solution

        We design, develop, manufacture, sell and support advanced test solutions for the semiconductor industry. Unlike competitors who provide multiple platforms for testing SOC devices, we provide a single scalable platform for testing each of the two general categories of devices, memory and SOC/SIP. As part of our single scalable platform strategy, we develop and offer performance and capability enhancements to our platforms as part of our product development roadmap. Our V93000 Series platform is designed to test SOC, SIP high-speed memory devices, and our V5000 Series platform and recently introduced successor V6000 Series platform are designed to test memory devices, including flash, DRAM and MCPs. We provide a range of services to assist our customers in achieving the necessary time-to-volume manufacturing, required of the competitive end-use markets. We also deliver software that is targeted at the time-to-market and time-to-volume ramps of our customers.

        More than a decade ago, we introduced the concept of a scalable platform architecture for semiconductor testing, and we continue to capitalize on the benefits of that strategy today. Our scalable platform architecture provides us with internal operating model efficiencies, such as reduced research and development costs, simplified support requirements and reduced inventory risk. The scalability and flexibility of our solution also provide economic benefits to our customers by allowing them to get their complex, feature-rich semiconductor devices to market quickly and to reduce overall costs. We believe our advanced SOC/SIP/high-speed memory and memory test solutions provide optimal combinations of flexibility, cost and performance to a wide range of designers and manufacturers in the semiconductor industry at all stages of bringing a semiconductor product to market, from design to engineering characterization to high-volume manufacturing. The key elements of our solutions are:

Scalable platform across a broad range of performance levels

        Reducing the overall cost of test is critical for our customers. Our test platforms are scalable in a number of ways, including the frequency range of the applied test signals, the number of pins to accommodate ICs with different pin counts and the number of devices that can be tested in parallel. This scalability allows semiconductor manufacturers considerable flexibility in selecting the right test solution to meet their needs, at an optimized level of capital investment. In addition, our test systems can be quickly reconfigured or upgraded as requirements change. The combination of scalability, speed and ease of reconfiguration of our test systems enables our customers to reduce their long-term capital equipment requirements and minimize manufacturing downtime.

        The scalability of our test platforms is enabled by a "tester-per-pin" architecture, in the case of our SOC/SIP/high-speed memory test platform, and a "tester-per-site" architecture, in the case of our main memory test platform. Our "tester-per-pin" architecture utilizes a separate and independent test processor for each pin, enabling each pin to be tested independently and in parallel to the testing of other pins. Our "tester-per-site" architecture is tailored to make use of the parallel structure of memory devices to test a large number of devices in parallel because it utilizes a separate and independent test processor for each physical interface of the test system to a device under test. We refer to those interfaces as test sites. With our optional Programmable Interface Matrix and Active Matrix Module, our V5500 and V6000 Systems for the final test of packaged devices can further capitalize on the parallel structure of memory devices to test multiple devices per test site, thereby increasing its parallel testing capabilities. For our SOC/SIP/high-speed memory test systems, the process of frequency performance scaling is often done "instantly" through a software upload as the device test program is loaded into the system. For all of our test systems, the process of scaling up the number of devices a test system is capable of testing in parallel is often accomplished quickly, typically requiring only a few hours for basic scaling and only a few days for more extensive scaling. The per-pin architecture of our SOC/SIP/high-speed memory test systems also enables us to offer customers innovative licensing models. For example, we currently offer our customers the unique ability to purchase and share performance licenses across a test floor or even an enterprise; the result is optimized return on invested capital. As a result, our customers are able to buy only the performance they need for each pin of the system.

Flexible platforms across a breadth of applications

        Our test platforms are also highly flexible in that they allow a single test system to test a wide range of applications for semiconductor devices. The high level of software reconfigurability of our test platforms, and the support and enhancements we offer, enable our customers to implement a broad range of application tests tailored to their needs, including tests for high-speed digital, analog/mixed signal, flash memory, RF, DRAM and high-speed memory devices. In addition to enabling our customers to test a broad range of products, our test systems also support, through software reconfiguration, a number of advanced test methodologies, such as built-in self test ("BIST"), design-for-testability ("DfT"), reduced pin count ("RPC") test, and concurrent test. These methodologies can simplify testing complex devices, thereby increasing our customers' throughput as well as improving their time to market. We are continually developing additional enhancements to our test platforms to support additional application tests and test methodologies.

        Competing test platforms often require an IC device manufacturer to have devices tested by multiple test systems in order to complete the tests required for different applications contained in the devices. This process is not only expensive, cumbersome and time-consuming, but it also takes up valuable floor space in the manufacturing facility. In comparison, our test platforms are able to run the tests for a significant number of different applications without having to move devices to different test systems. The flexible test capabilities of our V93000 Series and V5000/V6000 Series test platforms enable our customers to reduce their overall cost of equipment acquisition, employee training and test equipment maintenance while simultaneously increasing equipment utilization.

Advanced, innovative test technology

        As a result of the competitive pressures our customers face, they continually need to develop and bring to market increasingly complex products. We develop advanced technology solutions in order to assist our customers in accomplishing this goal in a cost effective and timely manner. From our history as part of Agilent, which was part of Hewlett Packard ("HP") until its spin-off in 1999, we have a legacy of introducing new and innovative designs to market. Some of these key innovations include the development of scalable platforms for both SOC/SIP/high-speed memory and memory test through our "tester-per-pin" and "tester-per-site" architectures, our test processors utilizing high performance application-specific integrated circuits, or "ASICs," and our liquid cooling technology for our test system hardware.

        Since 1991, we have used ASICs for our test processors in place of larger, less integrated and less sophisticated designs, allowing our test processors to be very small and providing our test systems with the high performance and accuracy expected from an ASIC-based design. The small size of our ASIC-based test processors enables our "tester-per-pin" and "tester-per-site" architectures. Along with the additional performance, scalability and flexibility benefits of those architectures, our ASIC-based architectures result in test systems that are able to test large numbers of devices in parallel in a small test platform footprint. The extensive use of ASICs and the degree of integration of our systems makes them more energy efficient than competitive systems we well. We complete the initial design phase and functional design of the ASIC, but we partner with other companies such as Avago Technologies, Cadence, Analog Devices, Maxim Integrated Products and TSMC to complete the physical design, and fabrication of the ASIC. We have over 15 years of experience in designing ASICS and own the intellectual property rights for the initial and functional designs that are integrated into this technology.

        Our products use liquid cooling technology, which provides lower operating temperatures, greater system reliability and repeatability, reduced operating costs, improved accuracy and speed and quieter and cooler operation than the traditional air cooled technology used in some competitive products. The liquid cooling supports the increased integration and enables us to achieve a small test platform footprint. We released our first liquid cooled tester in 1991 and have extensive experience in the application of liquid cooling technology to semiconductor test systems.

        During fiscal year 2008, we completed the acquisition of Inovys Corporation. This acquisition added to the Verigy portfolio of test solutions a software suite aimed at optimizing customers engineering and high volume manufacturing environment, especially at the more challenging process nodes from 65nm and below. We are in the process of integrating this suite of software tools into the V93000; once that integration is complete, Verigy will be unique in the semiconductor test industry at offering solutions for silicon debug and tester-based yield learning for devices that make extensive use of scan-based design, which is becoming prevalent in logic circuits at the lower geometries. This software suite will provide value not only in the test operations of our customers but also in their design and process/yield operations.

Global delivery of expert application knowledge

        Getting semiconductors to market quickly is vital for our customers. Our worldwide professional staff of highly trained applications engineers provides our customers with a high level of technical expertise to assist our customers as they develop test applications for their semiconductor devices. Our extensive expertise spans a broad range of semiconductor devices, including chipsets and graphics, wireless and wired communication, flash and DRAM memory, video and audio, high-speed and specialty memory and complex multi-chip memory packages. We also produce leading-edge innovative test technologies and deliver, on a global basis, superior expertise across a wide range of applications to assist our customers in quickly delivering new feature-rich products to the market.

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

Our Strategy

        Our objective is to be the leading semiconductor test solutions and services supplier, providing the highest return on our customers' investment in test operations. We continue to focus on our customers'

evolving needs by offering innovative and versatile semiconductor test solutions that address the challenges facing semiconductor designers and manufacturers, and we remain committed to providing outstanding service and support to our customers. We intend to maintain efficiency in our business and capitalize on our research and development resources in an effort to sustain profitable growth in excess of the broader semiconductor test industry. We are executing on our flexible operating model and cost structure to enable us to increase and decrease our capabilities and spending in response to cycles in the semiconductor industry, and thereby deliver continued customer responsiveness as well as improved overall profitability. Key elements of our strategy include:

Maintaining the rapid pace of product innovation on scalable platforms

        We believe scalable platforms offer our customers the best return on their investment in test equipment. The scalable architecture of our solutions coupled with the proven stability of our platforms facilitates our focus on innovative enhancements, application improvements and technical solutions in step with our customers' needs. The pace of innovation in the semiconductor industry is so rapid that performance doubles roughly every 18 months—a phenomenon referred to as "Moore's Law". Semiconductor companies thus require substantial technical expertise and constant innovation to successfully compete. We believe that with our scalable product architecture, wide-ranging technical capabilities and expertise and established global delivery platform, we are well positioned to be an innovator in the semiconductor test market and to assist our customers in competing successfully in the semiconductor market.

Continuing to focus on emerging opportunities for profitable growth

        We will continue to seek increased market penetration by focusing on market opportunities where we can capitalize on our technical expertise and add value to our customers who demand the most advanced and cost-effective test solutions. We believe that these opportunities have attractive characteristics, such as the potential for increased customer adoption of our solutions and the potential for higher returns on our investment. Recent examples of such emerging opportunities include single-chip cell phone devices that feature radio frequency circuits integrated into CMOS die and other portable consumer electronics that utilize high-speed memory and complex SOCs, SIPs and MCPs.

Capitalizing on our success with test subcontractors to increase our success with IDMs

        The scalability and flexibility of our platform architecture has led to our success in attracting subcontractors to our test solutions. We believe that the same advantages of our solutions that subcontractors find compelling will continue to drive the increased adoption of our solutions by customers that both design and manufacture ICs which are known as integrated device manufacturers or "IDMs." Today, all of the top ten IDMs utilize Verigy platforms for either engineering or production applications, or both. IDMs are facing increasingly intense competition, time-to-market pressures and shorter product lifecycles associated with consumer driven demand, which has led them to begin to outsource an increasing percentage of their semiconductor test business. We believe that our success with our subcontractor customers will drive IDMs to direct a greater percentage of their test business to us, as IDMs have an interest in maintaining consistency across their internal and external test platforms. These factors, combined with the cost and capital expenditures restrictions that many IDMs experience, are increasing the need for better asset utilization by IDMs.

Continuing to deliver an outstanding total customer experience throughout the product life cycle

        Application support through all phases of the product life cycle is critical to our customers' ability to achieve fast time-to-market for their products while achieving a high return on their test solution investments. We provide our customers with extensive application expertise, and strive to maintain the global delivery capabilities of our customer-facing teams and to efficiently service our customers with an emphasis on responsiveness. We intend to expand our presence in Asia in the areas of applications engineering, research and development and order fulfillment in order to maintain favorable proximity to and further strengthen our relationships with customers in Asia. We will invest to train our applications engineering force on the necessary process-related language and know how to make the Inovys software suite successful in the customers' use models. Additionally, we will continue to accentuate and reward the values of professionalism, technical expertise and uncompromising integrity in all our employees in an effort to continually enhance our customers' experience.

Optimizing our operating model to generate sustainable profitability

        The semiconductor industry has historically been cyclical. This cyclicality requires semiconductor test suppliers to have flexible cost structures in order to sustain profitability through the peaks and troughs of the industry's cycles. To achieve this, we employ flexible supply agreements, flexible compensation structures for all employees and an optimized business infrastructure. For example, we rely on several contract manufacturers that have a global presence and focus on driving greater economies of scale through our global supply chain, our leveraged research and development model and our efficient global delivery system. We believe this structure provides us with the greatest amount of flexibility during the peaks and troughs of the cycles. Although our operating model was designed to offer this flexibility, it did not account for two factors that we were faced with in our fourth quarter of fiscal year 2008. First, it did not anticipate the extreme macroeconomic environment and second, it did not contemplate that both the SOC and memory businesses would be cyclically down at the same time. As a result, in the first quarter of fiscal year 2009 we announced that we are implementing a restructuring program to streamline our organization and further reduce operating costs. As part of that restructuring program, we plan to reduce our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements. When completed in fiscal year 2009, the program is expected to yield quarterly costs savings of $12 to $15 million, of which $4 million to $6 million relates to restructuring activities discussed above and the remaining amounts relate to other cost saving initiatives.

Our Products and Services

        We offer a single platform for each of the two general categories of devices being tested: our V93000 Series platform, designed to test SOCs, SIPs and high-speed/specialty memory devices, and our V5000 Series platform and the recently introduced successor V6000 Series platform, designed to test memory devices, including flash, DRAM and multi-chip packages. Each of these platforms is highly scalable and flexible and contains advanced, innovative test technology. We also provide high levels of test application expertise, services and support for our customers who use these platforms.

V93000 Series Platform—SOC, SIP and High-Speed Memory Test

        Our V93000 Series platform, introduced in 1999, tests SOCs, SIPs and high-speed memory devices, which are used in a very wide range of consumer electronics products including MP3 players, BluRay disc players, digital televisions, television set-top boxes, PCs, gaming consoles and cell phones and other wireless communication devices. Verigy's V93000 has extended its reach in the market as a result of new solutions developed and announced in 2007 that reached volume shipments and market penetration in 2008. We targeted high-performance instrumentation to address high-integration radio frequency devices requiring multi-site efficiency and multiple ports. We extended our audio-video test capability. We increased our ability to support design-for-test strategies to help our customers improve their manufacturing yield, and we have broadened our offering to support cost-effective consumer electronics manufacturing.

        The scalability and flexibility of the V93000 Series platform, enabled by its advanced, innovative test technology, allows it to cover the testing requirements for a wide range of devices and applications in all stages of bringing a semiconductor product to market, from production prototype to high-volume manufacturing, assisting device manufacturers in speeding time to market and lowering the overall cost of test.

         Scalability.    Our V93000 Series platform, with its "tester-per-pin" architecture, is highly scalable in a number of ways, including with respect to the frequency range of the applied test signals, the number of pins to accommodate ICs with different pin counts and the number of devices that can be tested in parallel. The V93000 Series platform with our latest generation Pin Scale digital cards is scalable in frequency performance from 400 Mbits/second to 12 Gbits/second, addressing the test needs for a wide range of today's high-speed interfaces, including PCI Express, HyperTransport, Serial ATA and ultra-high-speed I/O buses required for wired communications. With up to 32 channels per digital card and the ability to use from 4 to 64 cards per system, the V93000 Series platform can scale in the number of pins that it tests simultaneously, from 128 to 2,048 pins, enabling it to test large numbers of devices in parallel. Our V93000 Series platform's scalability allows a customer to initially buy a V93000 Series platform with just a few test pins and moderate frequency performance capabilities today and then upgrade to more pins and greater frequency performance capabilities as test requirements change.

        Our V93000 Series platform's scalability is enabled by its "tester-per-pin" architecture. SOCs, SIPs and high-speed memory devices are complex and sophisticated, and each device pin may need to be tested independently for a thorough and complete test. Different SOCs, SIPs and high-speed memory devices have different numbers of pins. By being able to select the number of digital cards and pins in the system, the exact test system can be specified. A single V93000 Series system can test both different types and different numbers of devices by loading different test programs onto the test processor. This ability to quickly change the type and number of devices being tested makes our test systems particularly well suited for subcontractors who test a wide range of products.

         Flexibility.    Our V93000 Series platform can test a wide range of applications with only one test system. Some competitors require a device manufacturer to switch between different test systems in order to run the tests required for different applications. This is a cumbersome and time-consuming process. Not only can this process take hours to perform, which raises the overall cost of test, but the extra test system required to run the different application tests takes up valuable floor space within the manufacturing facility. In contrast, a single V93000 Series system is able to test the high-speed digital, analog/mixed signal, RF, embedded memory, high-speed memory and high speed interface I/O buses found in a wide range of applications without having to move devices between different test systems. Our V93000 Series platform also supports a number of advanced test methodologies such as BIST, DfT and concurrent test. As a result, our customers can test their portfolio of devices on a single platform, enabling them to cost-effectively address the changing test needs common in the semiconductor industry. This flexibility is particularly well suited to subcontractors, who test a wide variety of products.

        In addition to our V93000 Series platform's ability to adapt to a constantly changing test environment, the platform was built to be ready for future requirements. This means as devices get faster, interfaces and specifications of devices change or more capabilities are integrated into devices, the V93000 Series platform can be quickly updated or upgraded to accommodate the new technology as it becomes available. This is critically important to large, cutting-edge device manufacturers who constantly seek to remain at the head of the technology curve. When companies have to invest in new test systems, rather than simply upgrade their existing systems, their cost of test inevitably increases. The flexibility of the V93000 Series platform means that our customers' investments in our test platforms are protected as they can continue to use the V93000 Series platform over several generations of products.

         Enabled by advanced, innovative test technology.    Our V93000 Series platform's "tester-per-pin" architecture enabled by its ASIC-based and liquid cooled design is what makes the platform scalable, flexible and able to achieve high performance and accuracy in a small test platform footprint. Its

"tester-per-pin" architecture provides for an ASIC-based test processor which tests each pin of each device, with all test processing done locally in the test processors and each test processor operating independently and in parallel to the other test processors testing the other pins of the devices. The use of high performance ASICs in the test processors is what allows the test processors to achieve high performance and test a large number of devices in parallel while being capable of fitting into a test system that occupies a relatively small footprint on the floor of the manufacturing facility.

        Our use of liquid cooling technology is another key element of the V93000 Series platform's design. The combination of the V93000 Series' "tester-per-pin" architecture and small test platform footprint means that there is a very large number of high performance ASICs concentrated into a small amount of space. Maintaining the test system's high performance, accuracy and reliability for sustained periods of time in real world operating conditions requires an efficient means of dissipating the considerable amount of heat generated by the high performance ASICs. To address this issue, we introduced our first liquid cooled tester in 1991 and have continued to utilize liquid cooling in the V93000 Series platform because it provides lower operating temperatures, greater system reliability, reduced operating costs, improved accuracy and speed and quieter and cooler operation than the traditional air cooling used in many of our competitors' products. As a result, our V93000 Series systems provide our customers with a high-performance and reliable test solution which, when compared to some of our competitors' air cooled products, utilizes a relatively small amount of space on the semiconductor test floor and is quiet and cool in its operation.

V5000 Series Platform—Flash, SRAM, DRAM and Mixed Memory Test

        Our V5000 Series platform, introduced in 2004, tests flash memory, SRAM, DRAM and mixed memory devices contained in a very wide range of electronic products. It can also test multi-chip packages containing single or multiple types of memory, addressing the emerging use of MCPs to satisfy the increasing memory requirements of consumer electronics devices. Different systems are available that can be optimized for wafer test, final test or engineering development. The flexibility of this platform ensures that customers can test a number of different memory types at different stages of manufacturing, allowing them to change their mix of products without having to change test platforms. Our V5000 will be phased out and replaced by the next generation V6000 which was introduced in the first quarter of fiscal year 2009.

         Scalability.    Our V5000 Series platform, with its "tester-per-site" architecture, is a highly scalable test solution designed specifically for the testing of memory devices to enable highly parallel and efficient testing to lower customers' overall cost of test and shorten customers' time to market. Low cost of test is achieved through testing efficiency and parallelism. Testing more devices in parallel can significantly reduce cost of test, especially in high volume manufacturing, but only if the tester architecture does not result in increased test times. The Series platform's "tester-per-site" architecture enables increased parallelism without any effect on test time, thus supporting highly parallel tests with high throughput. As a result of the scalability of our Series platform, customers can buy test systems to meet their current exact requirements at the lowest capital cost, and then upgrade as their test requirements change.

        The scalability of our V5000 Series systems is enabled by a patented "tester-per-site" architecture. Designed specifically for memory testing, this architecture enables highly parallel and efficient testing of memory devices as well as a high level of scalability by utilizing a separate and independent test processor for each test site of the system. This test processor contains a dedicated set of resources, including power supplies, test pattern generators, test sequence controllers and error detection circuitry, that can be independently applied to each device under test. This independent control of each device under test ensures the flexibility of testing a wide variety of different memory types without a change in tester hardware. In addition, we believe our tester-per-site architecture is more efficient than some competitive systems that share resources across several devices under test. Competing systems that do not apply a tester-per-site architecture must test these devices sequentially, causing test times to increase compared to our parallel approach.

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

         Enabled by advanced, innovative test technology.    Our V5000 Series "tester-per-site" architecture enabled by its ASIC-based design is what makes the platform scalable, flexible and able to achieve high performance and accuracy in a small test platform footprint. The "tester-per-site" architecture of the V5000 Series system provides for an ASIC-based test processor for the testing of devices at each test site of the system. All test processing is done locally in the test processors at each test site, with each test processor operating independently and in parallel to the other test processors testing devices at the other test sites. As in the V93000 Series platform, the test processors use high performance ASICs to achieve high performance and test a large number of devices in parallel while being capable of fitting into a test system that occupies a relatively small footprint on the floor of the manufacturing facility. Through the provision of additional test sites and test processors, the V5000 Series system can be easily scaled to test more devices in parallel as customers' requirements change, and the use of a separate and independent test processor at each site of the system means that the speed of the test will stay the same as sites are added for additional parallel testing.

        Our optional Programmable Interface Matrix, another of our advanced innovative technologies, helps to further boost the parallelism of our V5500 Series system for high volume production testing of packaged devices. Much like a telephone switching system routes callers to their destinations, the Programmable Interface Matrix routes testing resources to the individual memory or MCP that requires testing. The switching is purely electronic, resulting in a faster and more reliable resource switching than mechanical relays, with less downtime. It enables testing of up to 512 devices in parallel for complex and high-pin-count MCPs and the flash memory prevalent in mobile devices. The Programmable Interface Matrix's 24,576 pins ensure that even highly complex memory devices can be tested with high parallelism and thus at lower cost.

        Like our V93000 Series systems, our V5000 Series systems utilize liquid cooling technology that provides them with lower operating temperatures, greater system reliability, reduced operating costs, improved accuracy and speed and quieter and cooler operation than the traditional air cooling used in many of our competitors' products. In addition to enabling our V5000 Series systems to utilize a relatively small amount of space on the semiconductor test floor and be quiet and cool in the operation compared to some of our competitors' air cooled products, our liquid cooling technology enables the very high tester density, and hence the high parallelism of test, of our V5000 Series systems and our optional Programmable Interface Matrix.

         Addressing unique challenges of multi-chip packages.    The rapid emergence of multi-chip packages, or MCPs, creates special testing challenges for memory device manufacturers in the final test of packaged devices. State-of-the-art consumer devices, especially mobile devices, continue to pack more functionality into smaller spaces. We are able to test concurrently the flash memory, SRAM and DRAM devices that are often stacked into a single multi-chip package. All of the memory types in an MCP must be tested, but each memory type requires very different test capabilities. We believe that competing test solutions providers cannot effectively or efficiently test all memory types in MCPs without multiple insertions of the devices, usually on different test systems. In these situations, the increased test time and test floor complexity can significantly increase the cost of test. The scalable

"tester-per-site" architecture of our V5000 Series platform has allowed us to develop product enhancements and upgrades to enable our V5000 Series systems to test each MCPs with flash memory, SRAM and DRAM, the most common memory devices contained in MCPs, without repeated insertions, providing our customers with high tester utilization and lower cost of test. The V5000 Series platform's scalable architecture and software tools shared across different test systems have further benefited MCP testing as programs previously created for testing single memories can be reused for testing the same type of memory on MCPs, reducing engineering time and thereby lowering overall cost of test.

V6000 Series Platform—Successor to V5000 Series Platform

        Our V6000 Series platform, which was introduced in the first quarter of fiscal year 2009, is our sixth generation memory test system that will replace the V5000. Similar to the V5000, it is enabled by a patented "tester-per-site" architecture. The current downturn in the memory market has resulted in consolidation and in the formation of new collaborative relationships. The resulting landscape of memory suppliers, coupled with the extreme ASP pressures felt by these companies, results in more companies who are looking to fabricate both flash and DRAM and fewer "pure play" flash players. As a result, we recognized the need for a system whose attributes are aligned with the needs of both the flash and DRAM devices. The V6000 was designed to test both flash and DRAM devices. The V6000 family features three fundamental systems; the V6000e for engineering characterization and debug, the V6000WS for wafer sort applications, and the V6000FT for packaged test of discrete devices or MCPs. The V6000 family is distinguished in its architecture by the Active Matrix Module, which facilitates configurations of up to 18,000 I/O channels without the compromises associated with multiplexing, loss of pin count or loss of functionality. Additionally, the system is scalable in frequency ranges from 140Mbps to 888Mbps at time of introduction.

  •
  Our V6000e system is a cost-effective system for the laboratory or office environment. The V6000e features self-contained liquid cooling (no need for special cooling or electrical facilities) and supports either 288 or 576 pins. The value proposition of the V6000 is that, in today's fast-paced environment, it permits the parallel development of multiple memory devices without disruption of expensive production tools. First silicon and characterization are conducted on cost-effective lab tools whose software and hardware environment is entirely compatible with the production tools. The result is more effective use of capital assets and faster time-to-market for Verigy customers.

  •
  Our V6000WS system is the first production system available that will facilitate 1-touchdown probing of 300mm DRAM or flash wafers. This unprecedented step is of particular value in an environment where fabricators of memory devices are seeking to flexibly utilize tester resources for flash and DRAM in order to "flex" with the volatility in the memory market. This scalability is supported by the Active Matrix, which supports scalable parallelism for up to 18,000 I/O pins. Frequencies of up to 880Mbps are well matched to the current generation of main DRAM memory.

  •
  Our V6000FT system is configured for final test of flash, DRAM or MCP devices containing virtually any mix of memory technologies. Like the V6000WS, it is hardware and software compatible with the V6000e. Featuring the Active Matrix module, the system is capable of a total of 18,000 I/O pins all with frequencies of up to 880Mbps.

        The Active Matrix technology, which is patent pending, is substantially advantaged versus traditional approaches to pin electronics. Whereas competitive systems feature such compromised architectures as wired-OR or active fan-outs of the tester channels, the Active Matrix features both an active fan-out and a compare channel. The results include:

  •
  Better signal fidelity—which equates to production yield;

  •
  Higher parallelism—which equates to production throughput;

  •
  Better cost efficiency;

  •
  Parallel reads—which equates to reduced test time and therefore improved production throughput.

        Our Active Matrix Module technology helps to further boost the parallelism of our V6000 Series for high volume production testing at both sort and final test.

Test and Application Expertise, Services and Support

        Our worldwide service organization performs a wide variety of services for our customers, including professional test expertise services and total system support and professional services. Professional services include value-added, proactive services such as yield optimization and test program development assistance. On a global basis, we provide expertise across a wide range of applications to assist our customers in quickly delivering their new, feature-rich products to the market. System support includes ongoing and reactive services such as repair, calibration and relocation as well as education and training.

        We strive to provide high levels of support and services through the life-cycle of our products. To this end, generally we provide a standard one-year warranty which can be extended by our customers on an annual basis.

Introduction of New Platform Families

        We believe that our test platforms are among the most highly scalable platforms in the semiconductor test industry. At the same time, in an effort to keep our test platforms as technologically advanced as possible, we have in the past introduced and expect to introduce in the future new test platforms, such as our introduction in 1999 of the V93000 Series platform which succeeded our 83000 Series platform and our V6000 platform which succeeds our V5000 family. We also expect that from time to time we may make upgrades to our test platforms that are so significant that upgrading older platform versions through simply replacing the test processors will not be cost effective. While these new introductions and significant upgrades give our platforms a finite lifespan as the technology in devices being tested continues to advance, we generally provide continued support for our test platforms for a number of years after we have introduced a new or upgraded test platform and believe that we offer among the most scalable test platforms in the semiconductor test industry, enabling manufacturers to purchase only the amount and performance level of hardware that they are able to use while retaining the ability to upgrade that hardware as the need arises later.

Research and Development

        Our scalable platform architectures provide for operating model efficiencies such as streamlined research and development and a more efficient engineering team. Our research and development strategy focuses on designing test solutions that lower the overall cost of test for semiconductor designers and manufacturers. We strive to design high performance, low overall cost per test semiconductor test equipment that has high throughput, scalability and flexibility and is efficient to manufacture, easy to use and simple to support.

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

        Our primary development center for SOC/SIP/high-speed memory test solutions is in Boeblingen, Germany, and our primary development center for memory test solutions is in Cupertino, California. Our test processor and ASIC development is done in Colorado for both SOC/SIP/high-speed memory and memory test solutions, where we have a center of core competency in very large scale integration SOC design.

        Our expenditures for research and development for fiscal years 2008, 2007 and 2006 were $103 million, $91 million and $99 million, representing 14.9%, 12.0% and 12.7% of net revenue in each year, respectively.

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

Customers

        Our customers are broadly distributed across geographic and product markets. In fiscal year 2008, one customer, ASE Group, accounted for more than 10% of our net revenue. In fiscal year 2007, two customers, ChipMos Technologies (Bermuda) Ltd. and Spansion Inc., each accounted for more than 10% of our net revenue. In fiscal year 2006, one customer, ChipMos Technologies (Bermuda) Ltd., accounted for more than 10% of our net revenue.

        We derive a significant percent of our net revenue from outside the North America. The following table illustrates the breakdown of our revenue by geography.

	Year Ended October 31,
	2008	2007	2006
	($ in millions)
North America	$120	$222	$246
As a percent of total net revenue	17.4%	29.2%	31.6%
Europe	$37	$32	$48
As a percent of total net revenue	5.4%	4.2%	6.2%
Asia-Pacific, excluding Japan	$473	$455	$405
As a percent of total net revenue	68.4%	59.8%	52.0%
Japan	$61	$52	$79
As a percent of total net revenue	8.8%	6.8%	10.2%

Total net revenue	$691	$761	$778

        Although we continued to have significant revenues in North America in fiscal year 2008, we expect the trend of an increasing portion of our revenue coming from customers located in the Asia-Pacific region to continue as semiconductor manufacturing activities continue to concentrate in the Asia-Pacific region. We observed the phenomenon whereby North American fabless customers are making direct purchases of Verigy test systems and consigning these systems into the subcontractors, typically in Asia. This phenomenon results in order and revenue being generated in North America while shipments continue to occur to Asia. It is not possible to predict whether this behavior will persist or whether this is indicative of a trend.

Manufacturing

        Through June 2006, we relied upon two manufacturing models: an internal final integration and test model for our V93000 Series products and a completely outsourced integration model with a contract manufacturer for our V5000 Series products. The manufacture of sub-assemblies was outsourced to several contract manufacturers for both the V93000 and V5000 Series products. In connection with our separation from Agilent in June 2006, we transitioned the final integration and test processes for the V93000 Series platform products that we previously conducted internally to Flextronics Telecom Services Ltd. ("Flextronics"). As a result of this transition, we now rely entirely on contract manufacturers. As of October 31, 2008, Flextronics is manufacturing our V5000 Series platform in China, our volume V93000 Series platform in China, and our high complexity V93000 Series products in Germany. Given the increased demand for our SOC products that was experienced during 2008, coupled with our customers' tight delivery schedule requirements, we decided to maintain additional integration and test capacity at Flextronics in Germany for our volume V93000 Series products. We expect that the V93000 high volume manufacturing products and the V6000 Series will be integrated at Flextronics in China. We expect this model to improve our ability to manage costs in a cyclical market, drive down inventory costs and exposure, improve our responsiveness to customer demand, and place us closer to emerging markets.

        We will continue to maintain direct relationships with our key component suppliers and to control procurement of critical system components. This will allow us to respond more quickly to changes in market demand and assure availability of parts. Effective component procurement is also critical to product quality, manufacturing cycle time and cost. We believe that the timely availability of low-cost, quality components provided by our planning and procurements teams, coupled with the large and variable capacity of our contract manufacturers, is an effective manufacturing strategy for our cyclical market.

        Our scalable platform architecture means we can reuse many component and subsystems in many different test system configurations. Component reuse helps us keep lower inventory levels, while helping us get better prices for the higher volumes of parts we buy. This is true both for the V93000 and the V5000/V6000 Series platforms.

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

Competition

        The market for semiconductor test systems experienced considerable consolidation in 2008. Teradyne acquired both NexTest Systems and Eagle Test Systems (both publicly traded companies) and LTX Corporation merged with Credence Systems Corporation to form LTX-Credence Corporation. Notwithstanding the consolidation, the market for semiconductor test system is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. We face substantial competition throughout the world in each of our product areas. In certain regions, Korea for example, local companies are being formed that threaten our ability to compete successfully in that region. Our primary competitors include Advantest Corporation, LTX-Credence Corporation, Teradyne, Inc. and Yokogawa Electric Corporation. We also compete with products developed internally by our customers.

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

Employees

        As of October 31, 2008, we had approximately 1,650 employees, of which approximately 500 were located in Europe, approximately 620 were located in Asia and approximately 530 were located in North America. Of our total employees, approximately 380 were principally dedicated to research and development, 370 were dedicated to sales, general and administrative, 740 were dedicated to customer service, marketing and applications, and 160 were dedicated to manufacturing, service and support, order fulfillment and quality assurance. We consider our relationship with our employees to be good.

None of our domestic employees is represented by a labor union or covered by a collective bargaining agreement, although works councils exist in various foreign jurisdictions where we have employees.

Backlog

        At October 31, 2008, and 2007, Verigy's backlog of unfilled orders for products and services were as follows:

	Year Ended October 31,
	2008	2007
	(in millions)
Products backlog	$43	$129
Services backlog	75	95

Total backlog	$118	$224

        We define products backlog as systems for which we have received purchase orders which we have not yet delivered, but we expect to deliver within six months of our fiscal period end. We define services backlog as total outstanding orders for product support and services not yet rendered. We expect approximately 80% of our services backlog as of October 31, 2008 to be fulfilled within twelve months of our fiscal year end.

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

Financial Information about Geographic Areas

        For information on the geographic concentration of our net revenues and long-lived assets, please see Note 21 "Segment and Geographic Information" of our combined and consolidated financial statements.

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

Item 1A.    Risk Factors

        Set forth below and elsewhere in this report on Form 10-K and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Annual Report. You should carefully consider the risks described below and the other information in this report before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Our Business

        Current global economic conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

        Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions and may remain depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone deliveries of ordered systems and placement of new orders. Continued uncertainties may reduce future sales of our products and services. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our cash flow.

        In addition, the recent tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers' ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and therefore harm our business and operating results. We cannot predict the timing, duration of or effect on our business of the economic slowdown or the timing or strength of a subsequent recovery.

        Our business and operating results could be harmed by the highly cyclical nature of the semiconductor industry.

        Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers. Historically, the semiconductor industry has been highly cyclical with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for semiconductor test equipment and services such as those we offer. Furthermore, because we have a high proportion of customers that are subcontractors, which during market downturns tend to reduce or cancel orders for new test systems and test services more quickly and dramatically than other customers, any downturn may cause a quicker and more significant adverse impact on our business than on the broader semiconductor industry. As a consequence, during these periods, we have experienced significant reductions in new orders for the products and services we offer, postponement or cancellation of existing customer orders, erosion of selling prices and write-offs of excess and obsolete inventory. We have experienced just such a cyclical downturn in our memory business during fiscal year 2008, with revenue for our memory test products declining to $64 million in fiscal year 2008, a 77.3% decrease from the $282 million recorded in the prior year. These factors have caused our customers to delay test system orders and to delay delivery of systems ordered. While this steep decline in memory product revenue was partially offset by strength in our SOC business during fiscal year 2008, we nonetheless remain subject to substantial cyclical fluctuations in revenues and orders.

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

        We cannot ensure that we will be able to reduce our expenses as planned, and if we are unable to do so, our operating results will be harmed.

        In the first quarter of fiscal year 2009, we announced that we are implementing a restructuring program to streamline our organization and further reduce operating costs in order to address the cyclical downturn in both the memory and SOC businesses. As part of this restructuring plan, we are reducing our global workforce through a combination of attrition, voluntary and involuntary terminations, and other workforce reduction programs consistent with local legal requirements. We have also implemented a salary freeze, cut back significantly on our use of temporary workers and reduced discretionary spending.

        There are several risks inherent in our efforts to reduce our cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to breakeven, and that we may have to undertake further restructuring initiatives that would entail additional charges. Additionally, our cost-cutting initiatives may impair our ability to effectively develop and market products, to remain competitive in the markets in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. We cannot ensure that we will be able to reduce our expenses as planned, and if we are unable to do so, our operating results will be harmed.

        We have a limited ability to quickly or significantly reduce our costs, which makes us particularly vulnerable to the highly cyclical nature of the semiconductor industry.

        Historically, downturns in the semiconductor industry have affected the test equipment and services market more significantly than the overall semiconductor industry. A significant portion of our overall costs are fixed. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses and manufacturing inventory purchases quickly in response to decreases in orders and revenues. Moreover, to remain competitive even during downturns in the semiconductor industry or generally, we must maintain a significant level of costs, including fixed costs. As a consequence, the cost reductions we expect to implement during the current economic downturn, and similar measures we may take in future downturns, may not be sufficient to remain profitable through the downturn.

        Our dependence on sole source suppliers may prevent us from delivering our products on a timely basis.

        We rely on sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products, including custom integrated circuits, relays and other electronic components. In the past, we experienced, and in the future may experience, delays in shipping our products due to our dependence on sole source suppliers. Failure of our sole source suppliers to meet our requirements in a timely manner could impair our ability to ship products and to realize the related revenues when anticipated, which could adversely affect our business and operating results.

        We are dependent on contract manufacturers with whom we do not have long-term contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships.

        We rely entirely on contract manufacturers, including Flextronics, Jabil and Zollner. Our reliance on contract manufacturers gives us less control over the manufacturing process and exposes us to significant risks, including limited control over capacity, late delivery, quality and costs. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers may increase the complexity of our supply chain management. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. If our contract manufacturers are unable to meet our manufacturing requirements in a timely manner, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

        The market for semiconductor test equipment and services is highly concentrated, and we have limited opportunities to sell our test equipment and services.

        The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services generally, including our test equipment and services. For the year ended October 31, 2008, revenue from our top ten customers accounted for approximately 57.6% of our total net revenue, with one customer accounting for more than 10% of our total net revenue. Consolidation in the semiconductor industry is increasing this concentration. Accordingly, we expect that sales of our products will continue to be concentrated with a limited number of large customers for the foreseeable future. Our financial results will depend in large part on this concentrated base of customers' sales and business results. Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

  •
  a decision by our customers to purchase test equipment and services from our competitors;

  •
  a decision by our customers to pursue the development and implementation of self-testing integrated circuits or other strategies that reduce their need for our products;

  •
  the loss of market share by our customers in the markets in which they operate;

  •
  the shift by our IDM customers to out-sourced manufacturing models;

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

        Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers' orders. In order to meet anticipated demand, we must order components and build some inventory before we actually receive purchase orders, which includes inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. Our results could be harmed if we do not accurately estimate our customers' product demands and are unable to adjust our purchases with market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products. During a market downturn, we could have excess inventory that we would not be able to sell, resulting in inventory write-downs. For the year ended October 31, 2008, we recorded net excess and obsolete inventory charges of $27 million, of which $16 million related to our memory test business as a result of the sharp downturn in the memory market that occurred in fiscal year 2008. Having insufficient or excess inventory could have a material adverse effect on our business, financial condition and results of operations.

        Further, if we do not successfully manage the introduction of our new products and estimate customer demand for such products, our ability to sell existing inventory may be adversely affected. If demand for our new products exceeds our projections, we might have insufficient quantities of products for sale to our customers, which could cause us to miss opportunities to increase revenues during market upturns. If our projections exceed demand for our new products or if some of our customers cancel their current orders for our old products in anticipation of our new products, we may have excess inventories of our new products and excess obsolete inventories, which could result in material future inventory write-downs that would adversely affect our financial performance.

        Existing customers may be unwilling to bear expenses associated with transitioning to new and enhanced products.

        In order to grow our business, we need to sell new and enhanced products. Certain customers may be unwilling, or unable, to bear the costs of implementing new test equipment platforms or enhancements, particularly during semiconductor industry downturns. As a result, it may be difficult to market and sell these products and customers may continue to buy upgrades to older existing product lines which may be a lower cost alternative. As we introduce new test equipment and enhancements, we cannot predict with certainty when or if our customers will transition to those new product platforms. Any delay in or failure of our customers to transition to new products and enhancements could result in excess inventories, which could result in inventory write-downs that would adversely affect our financial performance.

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

  •
  develop and deliver enhancements and related services for our current test equipment that are capable of satisfying our customers' specific test requirements; and

  •
  introduce and promote market acceptance of new test equipment platforms, such as our V6000 Series system for memory testing.

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

        As our customers' product requirements are diverse and subject to frequent change, we also need to ensure that we have an adequate mix of products that meet our customers' varying requirements. If we fail to adequately predict our customers' needs and technological advances, we may invest heavily in research and development of test equipment that does not lead to significant revenue, or we may fail to invest in technology necessary to meet changing customer demands. Without the timely introduction of new or upgraded test equipment that reflects technological advances, our test equipment and services would likely become obsolete, we may have difficulty retaining customers and our revenue and operating results would suffer.

        Our long and variable sales cycle depends upon factors outside of our control and we may expend significant time and resources prior to our ever earning associated revenues.

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

        We face substantial competition throughout the world in each of our product areas. Our most significant competitors historically have included Advantest Corporation, LTX-Credence Corporation, Teradyne, Inc. and Yokogawa Electric Corporation. Some of our competitors have substantially greater financial resources, broader product offerings, more extensive engineering, manufacturing, marketing and customer support capabilities or a greater presence in certain countries than we do. We may have less leverage with component vendors than some of our competitors. Also, some of our competitors have greater resources and may be more willing or able than we are to put capital at risk to win business. Price reductions by our competitors may force us to lower our prices. We also expect our current competitors to continue to improve the performance of their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future test equipment and services. Additionally, current and future competitors may introduce testing technologies, equipment and services, which may in turn reduce the value of our own test equipment and services. Any of these circumstances may limit our opportunities for growth and negatively impact our financial performance.

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

        Pursuant to the intellectual property matters agreement between us and Agilent that was entered into in connection with our separation from Agilent, except as described below, until October 31, 2009, Agilent agreed not to develop, manufacture, distribute, support or service automated semiconductor test systems for providing high-volume functional test of integrated circuits ("ICs") (including memory and high-speed memory devices and SOCs) or SIPs, or components for automated semiconductor test systems. However, this agreement does not prevent Agilent from developing, manufacturing, supporting or servicing, and Agilent may compete with us with respect to:

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

        In addition, the intellectual property matters agreement permits Agilent to fulfill its obligations under contracts in existence as of March 1, 2006, even though fulfilling such obligations would otherwise have been precluded during the non-competition period and even if fulfilling such obligations would result in Agilent competing with us. This exception allows Agilent to fulfill its obligations to a semiconductor manufacturer pursuant to which Agilent develops and sells components to the manufacturer for use in the manufacturer's semiconductor test systems purchased from a competitor of Verigy. While we do not believe that Agilent's fulfillment of these obligations will have a material effect on our business or prospects, we may in the future be less successful at selling test systems to this semiconductor manufacturer than would have been the case were the manufacturer not able to combine products from Agilent with the test systems of our competitor.

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

        After October 31, 2009, Agilent will be free to compete with any portion or all of our business without restriction, and in doing so will be free to use the retained underlying technologies. Agilent will not be permitted to use the intellectual property rights transferred to us, and licensed from us back to Agilent, to compete with us with respect to our core business of developing, manufacturing, selling and supporting automated semiconductor test systems. Agilent will, however, be able to use such intellectual property rights to develop and sell components for such systems, including systems developed and sold by us as well as those developed and sold by our competitors. While selling components has not represented a material portion of our business in the past and is not expected to be an area of focus for the near future, our business could be adversely affected if systems offered by our competitors become more competitive as a result of Agilent supplying components for our competitors' systems or if, by buying components from Agilent, our customers are able to delay or bypass altogether purchasing newer systems from us.

        While none of the product types for which Agilent reserved the right to compete with us has provided material revenue to us in the past, competition from Agilent during or after the non-compete period described above or other actions taken by Agilent that create real or perceived competition with us, could harm our business and operating results.

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

        Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to protect our intellectual property rights, our competitive position could suffer, which could harm our operating results. We may be required to spend significant resources to monitor and protect our intellectual property rights and there can be no assurance that, even with significant expenditures, we will be able to protect our intellectual property rights.

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

        The laws of some countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products or technologies in those countries, particularly in Asia, where we expect our business to continue to expand in the foreseeable future. Consequently, we cannot assure you that we will be able to protect our intellectual property rights or have adequate legal recourse in the event that we encounter difficulties with infringements of intellectual property under local law.

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

        As of October 31, 2008, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheet as of October 31, 2008, as our ability to liquidate such securities in the next 12 months is uncertain.

        Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of October 31, 2008 has a carrying value of $368 million, of which approximately $71 million consists of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

        We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, at October 31, 2008, we have recorded an other-than-temporary impairment within the statement of operations for the fiscal year ended October 31, 2008 of $17.4 million (of which $15.9 million was recorded during our fourth quarter) related to a number of our auction rate securities. We have also recorded a temporary impairment within accumulated other comprehensive loss for the fiscal year ended October 31, 2008 of approximately $1.6 million (net of tax of $0.2 million) primarily for our auction rate securities that are backed by pools of student loans guaranteed by the U.S. Department of Education.

        We may be required to record a significant charge to earnings if our investments in equity interests become impaired.

        We are required under generally accepted accounting principles to review our equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of an investment in equity interest may not be recoverable include a decline in the operating performance of an equity investee if a private company. In the past we have made, and in the future may make, significant or minority equity investments in complementary businesses, products or technologies. If the operating performance of the companies in which we make equity investments declines, we may be required to record a charge, which may be significant, to earnings in our consolidated financial statements during the period in which impairment of our investments in equity interests is determined. This could adversely impact our results of operations. During fiscal year 2008, we recorded an impairment charge of $11.1 million for one of our equity investments. As of October 31, 2008, we had approximately $6 million of investments in equity interests on our consolidated balance sheet.

        We may be required to record a significant charge to earnings if our goodwill becomes impaired.

        We are required under generally accepted accounting principles to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At October 31, 2008, we had $18 million of goodwill. We completed our annual test of goodwill impairment in the fourth quarter of our fiscal year and concluded that we did not have any impairment for fiscal year 2008. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

        Our effective tax rate may vary significantly from period to period, and we could owe significant taxes even during periods when we experience low operating profit or operating losses.

        We have negotiated tax incentives with the Singapore Economic Development Board, an agency of the Government of Singapore, which have been approved by Singapore's Ministry of Finance and Ministry of Trade and Industry. Under the incentives, a portion of the income we earn in Singapore during these ten to fifteen year incentive periods is subject to reduced rates of Singapore income tax. Some incentive tax rates could begin to expire beginning in fiscal year 2011 if certain requirements are not met. The Singapore corporate income tax rate that would apply, absent the incentives, is 18% for both fiscal years 2008 and 2007. Without these incentives, our income taxes would have been higher by

$4 million or $0.07 per share (diluted) and $18 million or $0.30 per share (diluted) in fiscal years 2008 and 2007, respectively. In order to receive the benefit of the incentives, we must develop and maintain in Singapore certain functions such as procurement, financial services, order management, credit and collections, spare parts depot and distribution center, a refurbishment center and regional activities like an application development center. In addition to these qualifying activities, we must hire specified numbers of employees and maintain minimum levels of investment in Singapore. We have from two to nine years to phase-in the qualifying activities and to hire the specified numbers of employees. If we do not fulfill these conditions for any reason, our incentive could lapse, our income in Singapore would be subject to taxation at higher rates, and our overall effective tax rate could be between ten to twenty percentage points higher than would have been the case had we maintained the benefit of the incentives.

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

        Our headquarters are in Singapore, our manufacturing of final assembly and test is outsourced largely to Flextronics, and we sell our products and services worldwide. As a result, our business is subject to risks associated with doing business internationally. Revenue from customers in Asia-Pacific (including Japan) accounted for approximately 77.2%, 66.6% and 62.2% for the fiscal years ended October 31, 2008, 2007 and 2006, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including continuing to transition our volume contract manufacturing processes to Flextronics in China.

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

        In addition, we are exposed to foreign currency exchange movements versus the U.S. dollar, particularly the Euro and the Japanese Yen. With respect to revenue, our primary exposure exists during the period between execution of a purchase order denominated in a foreign currency and collection of the related receivable. During this period, changes in the exchange rates of the foreign currency to the U.S. dollar will affect our revenue, cost of sales and operating margins and could result in exchange gains or losses. While a significant portion of our purchase orders to date have been denominated in U.S. dollars, competitive conditions may require us to enter into an increasing number of purchase orders denominated in foreign currencies. We incur a variety of costs in foreign currencies, including some of our manufacturing costs, component costs and sales costs. Therefore, as we expand our operations in Asia, we may become more exposed to a strengthening of currencies in the region against the U.S. dollar. We cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging gains or losses. As a result, we are exposed to greater risks in currency fluctuations.

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

Risks Related to the Securities Markets and Ownership of Our Ordinary Shares.

        At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors.

        The trading price of our ordinary shares has at times fluctuated significantly. For example, during fiscal year 2008, the trading price of our ordinary shares ranged from a low of $13.06 to a high of $27.17. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

  •
  general economic and political conditions and specific conditions in the semiconductor industry;

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

        Accordingly, you may not be able to resell your ordinary shares at or above the price you paid.

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

        It may be difficult for investors to effect service of process within the United States on us or to enforce civil liabilities under the U.S. federal securities laws of the United States against us.

        We are incorporated in Singapore. Some of our officers and directors reside outside the United States. A substantial portion of our assets is located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon us. Similarly, investors may be unable to enforce judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States against us in U.S. courts. Judgments of U.S. courts based upon the civil liability provisions of the federal securities laws of the United States are not directly enforceable in Singapore courts and are not given the same effect in Singapore as judgments of a Singapore court. Accordingly, there can be no assurance as to whether Singapore courts will enter judgments in actions brought in Singapore courts based upon the civil liability provisions of the federal securities laws of the United States.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We have entered into long term lease arrangements for our corporate headquarters in Singapore, our principal U.S. facility in Cupertino, California, and our Boeblingen, Germany facility. We have also entered into long term lease arrangements for our ASIC development office in Colorado as well as other sales and support facilities around the world.

        Our corporate headquarters are located at No. 1 Yishun Avenue 7, Singapore. Our principal U.S. offices are located at 10100 N. Tantau Avenue, Cupertino, California.

        The following table provides certain information as to Verigy's general offices and manufacturing facilities:

Region	Description	Principal Location	Major Activity+	Total Leased Square Footage
Americas	7 Leased Facilities	• Austin, TX	(3)(4)	18,487
		• Burlington, MA	(3)	3,182
		• Cupertino, CA	(1)(2)(3)(4)	100,491
		• Englewood, CO	(4)	3,253
		• Ft. Collins, CO	(2)	10,900
		• San Diego, CA	(3)	4,387
		• Pleasanton, CA	(2)(3)	24,203
Asia	8 Leased Facilities	• Chungli, Taiwan	(2)(3)(4)	19,711
		• Hachioji, Japan	(3)	21,686
		• Hsinchu, Taiwan	(2)	3,309
		• Kaohsiung, Taiwan	(3)	4,985
		• Osaka, Japan	(3)	2,368
		• Seoul, Korea	(3)	14,161
		• Shanghai, China	(2)(3)	48,212
		• Yishun, Singapore	(1)(2)(3)(4)	32,744
Europe	5 Leased Facilities	• Boeblingen, Germany	(2)(3)	162,590
		• Grenoble, France	(3)	2,465
		• Milan, Italy	(3)	2,048
		• Paris, France	(3)	1,755
		• Petach Tikva, Israel	(3)	1,164

+
Major activities are categories as follows:

(1)
Corporate Administration

(2)
Research and Development

(3)
Sales, Support, and Marketing

(4)
Business / Call Center

        We believe that all of our facilities are in good condition, are well maintained and are sufficient to support our operations at present levels.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of securities holders during the fourth quarter of fiscal year 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Our Ordinary Shares

        Our ordinary shares are listed on the NASDAQ Global Select Market under the ticker symbol "VRGY". The following table sets forth the high and low per share price of our ordinary shares, as reported by The NASDAQ Global Select Market.

Fiscal Year 2008	High	Low
First Quarter (ended January 31, 2008)	$27.17	$19.90
Second Quarter (ended April 30, 2008)	$21.96	$17.34
Third Quarter (ended July 31, 2008)	$25.75	$20.58
Fourth Quarter (ended October 31, 2008)	$22.50	$13.06

Fiscal Year 2007	High	Low
First Quarter (ended January 31, 2007)	$19.00	$15.05
Second Quarter (ended April 30, 2007)	$26.21	$18.21
Third Quarter (ended July 31, 2007)	$29.95	$24.46
Fourth Quarter (ended October 31, 2007)	$26.75	$20.94

        As of October 31, 2008, there were 36,525 shareholders of record of our ordinary shares. The closing share price for our ordinary shares on October 31, 2008, as reported by the NASDAQ Global Select Market, was $14.50 per share.

Share Repurchase Program

        On November 27, 2007, our board of directors approved the use of up to $150 million to repurchase up to 10 percent of Verigy's outstanding ordinary shares, or approximately 6 million ordinary shares. On April 15, 2008, during our annual general meeting of shareholders, our shareholders approved the share repurchase program.

        The following repurchases under the above program were completed in the period presented below:

Three Months Ended	Number of Ordinary Shares Repurchased	Weighted Average Price Per Share	Amount of Ordinary Shares Repurchased
	(in thousands)		(in thousands)
July 31, 2008	637	$22.97	$14,630
October 31, 2008	2,000	$19.13	38,271

Program to date as of October 31, 2008	2,637	$20.06	$52,901

        All such shares repurchased are immediately retired and will not be available for future resale. The remaining amount that is authorized under the stock repurchase program is approximately 3.4 million shares or $97 million.

Dividend Policy

        We have never paid any cash dividends, and we currently intend to retain and reinvest any future earnings to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

        The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on October 31, 2008, in (i) our ordinary shares (ii) the S&P Smallcap 600 and (iii) a peer group comprised of companies with the standard industrial code, or "SIC," 3825—Instruments for Measurement & Testing of Electricity & Electrical Signal. Our share price performance shown in the graph below is not indicative of future share price performance.

COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN*
Among Verigy Ltd., The S&P Smallcap 600 Index And A Peer Group

*
$100 invested on 6/12/06 in stock & 5/31/06 in index-including reinvestment of dividends. Fiscal year ending October 31.

	6/12/2006	10/31/2006	10/31/2007	10/31/2008
Verigy Ltd.	$100.00	$112.00	$153.27	$96.67
S&P Smallcap 600	$100.00	$104.05	$116.06	$78.41
Peer Group	$100.00	$110.83	$127.77	$81.53

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

	Fiscal Year Ended October 31,
	2008	2007	2006	2005	2004
	(in millions, except share and per share amounts)
Combined and Consolidated Statement of Operations Data:
Net revenue:
Products	$531	$615	$646	$355	$501
Services	160	146	132	101	106

Total net revenue	691	761	778	456	607
Cost of sales:
Cost of products	270	318	331	228	263
Cost of services	114	103	97	88	91

Total cost of sales	384	421	428	316	354

Gross profit	307	340	350	140	253
Operating expenses:
Research and development	103	91	99	101	105
Selling, general and administrative	154	145	149	134	139
Restructuring charges	2	1	17	7	4
Separation costs	—	4	69	3	—

Total operating expenses	259	241	334	245	248
Income (loss) from operations	48	99	16	(105)	5
Interest income and other	23	17	5	(1)	1
Impairment of investments	(31)	(2)	—	—	—

Income (loss) before income taxes	40	114	21	(106)	6
Provision for income taxes	12	17	21	13	14

Net income (loss)	$28	$97	$—	$(119)	$(8)

Net income (loss) per share—basic	$0.48	$1.63	$—	$(2.38)	$(0.16)
Net income (loss) per share—diluted	$0.47	$1.61	$—	$(2.38)	$(0.16)
Weighted average shares (in thousands) used in computing basic net income (loss) per share	59,574	59,190	53,356	50,000	50,000
Weighted average shares (in thousands) used in computing diluted net income (loss) per share	60,360	59,883	53,356	50,000	50,000

	October 31,
	2008	2007	2006	2005	2004
	(in millions)
Combined and Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$340	$375	$300	$—	$—
Working capital	$342	$378	$300	$41	$69
Total assets	$734	$771	$674	$260	$265
Shareholders' equity	$489	$498	$389	$87	$119

        Financial statements prior to June 1, 2006 were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy. Prior to June 1, 2006, we engaged in extensive intercompany transactions with Agilent. As such, the combined financial statements prior to June 1, 2006 include allocations of certain Agilent corporate expenses, including information technology resources and support; finance, accounting, and auditing services; real estate and facility management services; human resources activities; certain procurement activities; treasury services, customer contract administration, legal advisory services, and Agilent Labs services. The amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial statements had the company been an entity operated independently of Agilent.

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

        Verigy also adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective for us on November 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position as well as provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

        Amounts included in the accompanying combined and consolidated financial statements are expressed in U.S. dollars. The accompanying combined and consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain amounts in the combined and consolidated financial statements for fiscal years 2006 and 2007 were reclassified to conform to the presentation used for fiscal year 2008.

        In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in interest income and other, related to foreign currency remeasurement gains. These gains relate to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008. Approximately $0.9 million relates to the unrecorded amounts arising from fiscal years 2006 and 2007. Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years' financial statements, and the impact of correcting these errors in the current year was not material to the full fiscal year 2008 financial statements.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States have been combined and or omitted pursuant to such rules and regulations.

        Prior to June 1, 2006, we operated as part of Agilent, and not as a stand-alone company. Therefore, the accompanying combined and consolidated financial statements, prior to June 1, 2006, were derived from the accounting records of Agilent using the historical basis of assets and liabilities of Verigy. The expense and cost allocations, prior to June 1, 2006, have been determined on a basis we consider to be a reasonable reflection of the utilization of services provided by Agilent or the benefit received by us from Agilent.

Business Summary

        Prior to our initial public offering, we were a wholly-owned subsidiary of Agilent Technologies, Inc. ("Agilent"). We became an independent company on June 1, 2006, when we separated from Agilent. On June 13, 2006, we completed our initial public offering and became a separate stand-alone publicly-traded company focused on technology and innovation in semiconductor testing. We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry.

        We offer a single platform for each of the two general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip ("SOC"), System-in-a-Package ("SIP") and high-speed memory devices and our V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages. In the first quarter of fiscal year 2009, we introduced our V6000 Series platform which is the successor to the V5000 platform and was designed to test both flash memory and dynamic random access memory ("DRAM") devices. Our test platforms are scalable across different frequency ranges, different pin counts and different numbers of devices under simultaneous test. The test platforms' flexibility also allows for a single test system to test a wide range of semiconductor device applications. Our single platform strategy allows us to maximize operational efficiencies such as relatively lower research and development costs, engineering headcount, support requirements and inventory risk. This platform strategy also provides economic benefits to our customers by allowing them to move their complex, feature-rich semiconductor devices to market quickly and to reduce their overall costs. In addition to our test platforms, our product portfolio includes advanced analysis tools as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

        As of October 31, 2008, we have installed more than 1,900 V93000 Series systems and nearly 2,600 V5000 Series systems worldwide. We have a broad customer base which includes integrated device manufacturers ("IDMs"), test subcontractors, also referred to as subcontractors or "OSATs" (outsourced sub-assembly and test providers), which includes specialty assembly, package and test companies as well as wafer foundries, and companies that design, but contract with others for the manufacture of, integrated circuits ("ICs") (known as fabless design companies).

Overview of Results

        Our total net revenue for fiscal year 2008, was $691 million, down $70 million, or 9.2%, from $761 million in fiscal year 2007. This decrease was due to lower revenue from sales of our memory test systems in fiscal year 2008, partially offset by higher sales of our SOC products and services. The decline in our memory test revenues resulted from substantial declines in the capital spending patterns of our memory device manufacturer customers and of their subcontractor test partners to which we also sell systems. The overall decline in the memory market capital spending reflects continued excess supply and price erosion for memory products, which has resulted in lower manufacturing output and excess test capacity. These factors have caused our customers to delay test system orders and delay delivery of systems ordered. In addition to the memory market downturn, uncertainties in the financial and credit markets, have caused our customers to postpone purchases which have negatively impacted our revenue particularly during our fourth quarter for our SOC business.

        Notwithstanding the cyclical weakness in the memory test industry, our SOC business showed considerable strength during fiscal year 2008, with an increase of 40% from fiscal year 2007. We experienced increased demand for our V93000 platform for SOC applications, in particular our Port Scale RF products, driven primarily by strong demand for our customers' devices targeted at wireless, PC and consumer mixed-signal device markets. However, during the fourth quarter of fiscal year 2008, our SOC business weakened, and we began to see an onset of a cyclical downturn. In response to the overall deterioration in the global economy, customers are delaying purchases of capital equipment due to excess capacity as well as to ensure that they are able to sustain operations during this economic crisis.

        Our gross margin for fiscal year 2008 was down slightly compared to fiscal year 2007. We recorded net excess and obsolescence inventory charges of $27 million for fiscal year 2008, compared to $8 million recorded for fiscal year 2007, primarily related to our memory business as well as the impact of the introduction of our new V6000 Series system which was released during the first quarter of fiscal year 2009. This was offset by a stronger mix of SOC systems, which generally have a higher gross margin than our memory systems.

        Our total operating expenses, including restructuring charges of $2 million, were $259 million in fiscal year 2008, up $18 million, or 7.5%, from fiscal year 2007. This increase in operating expenses from fiscal year 2007 was primarily due to increased spending on research and development initiatives for memory products that were introduced in the first quarter of fiscal year 2009 and SOC products planned for release later in fiscal year 2009, higher share-based compensation, operating expenses associated with the acquisition of Inovys and increases in field selling and governance costs.

        Net income for fiscal year 2008 was $28 million, a decrease of 71.1% from the $97 million achieved in fiscal year 2007. The decrease for fiscal year 2008 was primarily due to the overall decline in our memory business, other-than-temporary impairments of $30.7 million related to write-downs of our investments and net excess and obsolescence inventory charges of $27 million in cost of sales. In fiscal year 2008, we generated operating cash flows of $97 million and our cash and cash equivalents balance as of October 31, 2008 was $144 million.

        We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 82.6%, 70.8% and 68.4% of total net revenue in fiscal years 2008, 2007 and 2006, respectively. Net revenue in North America was lower by 45.9% in fiscal year 2008 compared to fiscal year 2007 due to the continuing outsourcing by our North American customers to contract manufacturers in Asia. Net revenue in Asia (including Japan) was higher by 5.3% in fiscal year 2008 compared to fiscal year 2007. We expect this trend of increasing sales in Asia to continue as semiconductor manufacturing activities continue to concentrate in that region.

        The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had, and will continue to have a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor industry. Historically, these demand fluctuations have resulted in significant variations in our results of operations. This was particularly relevant during the second and third quarters of fiscal year 2008 where we saw a significant decrease in revenue from our memory platform and experienced some order postponements. Due to our product diversification, however, we were able to partially offset the effect of this downturn in demand for flash memory systems with increased demand for our SOC products fueled by the wireless, PC and consumer mixed-signal device markets. However, during the fourth quarter of fiscal year 2008, we also began to see the SOC business weaken due to the deteriorating global economy, which has negatively impacted the entire semiconductor industry. The sharp swings in the semiconductor industry in recent years have generally affected the semiconductor test equipment and services industry more significantly than the overall capital equipment sector.

        Furthermore, we sell to a variety of customers, including subcontractors. Because we sell to subcontractors, which during market troughs tend to decrease or postpone orders for new test systems and test services more quickly and dramatically than other customers, downturns may cause a quicker and more significant adverse effect on our business than on the broader semiconductor industry. In addition, although a decline in orders for semiconductor capital equipment may accompany or precede the timing of a decline in the semiconductor market as a whole, recovery in semiconductor capital equipment spending may lag the recovery by the semiconductor industry.

        Although our visibility into when the semiconductor industry will recover remains poor, we will continue to invest in products in anticipation of a cyclical recovery in the market, and are working on initiatives to expand our customer base. We remain committed to projects and programs which we believe will allow us to increase our market share and expand into higher growth segments. In addition, in response to the weakened economic conditions, we have commenced actions targeted at reducing our quarterly operating cost structure to enable us to achieve break-even results at revenue levels of $125 million a quarter. In order to achieve this objective, we announced in the first quarter of fiscal year 2009, that we are implementing a restructuring program to streamline our organizations and further reduce our operating costs. As part of this restructuring program, we plan to reduce our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements. We estimate that we will incur restructuring charges in the range of $6 million to $9 million for employee terminations costs, asset impairments, costs of consolidating facilities, and other related costs in fiscal year 2009. We anticipate quarterly costs savings of between $12 million and $15 million when this restructuring program is substantially completed in fiscal year 2009, of which $4 million to $6 million relate to restructuring activities as described above and the remaining amounts relate to other cost saving initiatives.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's knowledge of current events and of actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, restructuring charges, inventory valuation, warranty, separation costs, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets, valuation of marketable securities, and accounting for income taxes.

         Revenue recognition.    Net revenue is derived from the sale of products and services and is adjusted for estimated returns and allowances, which historically have been insignificant. Consistent with the SEC's Staff Accounting Bulletin No. 104, or "SAB 104," we recognize revenue on the sale of semiconductor test equipment when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when service has been performed. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. At the time we take an order, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. To the extent that a contingent payment exceeds the fair value of the undelivered element, we defer the portion of revenue related to the contingent payment.

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

         Restructuring.    We recognize a liability for restructuring costs when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. The three main components of our restructuring charges are workforce reductions, consolidating facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally when individuals have been notified of their termination dates and expected severance payments. Plans to eliminate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for elimination of excess facilities when we have vacated the premises. Asset impairments primarily consist of property, plant and equipment associated with excess facilities being eliminated, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the property, plant and equipment. The charges associated with consolidating facilities and asset impairment charges incurred by Agilent prior to our separation were allocated to Verigy to the extent the underlying benefits related to our business. These estimates were derived using the guidance of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), Staff Accounting Bulletin 100, "Restructuring and Impairment Charges" ("SAB 100"), Emerging Issues Task Force 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and lastly, Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"), which was effective for exit and disposal activities initiated after December 31, 2002. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded. In order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy, we announced in the first quarter of fiscal year 2009, that we are implementing a restructuring program to streamline our organizations and further reduce our operating costs. As part of this restructuring program, we plan to reduce our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements. We estimate that we will incur restructuring charges in the range of $6 million to $9 million for employee terminations costs, asset impairments, costs of consolidating facilities, and other related costs in fiscal year 2009. We anticipate quarterly costs savings of between $12 million and $15 million when this restructuring program is substantially completed in fiscal year 2009, of which $4 million to $6 million relates to restructuring activities as described above and the remaining amounts relate to other cost saving initiatives.

         Inventory valuation.    We assess the valuation of our inventory, including demonstration inventory, on a quarterly basis based upon estimates about future demand and actual usage. To the extent that we determine that we are holding excess or obsolete inventory, we write down the value of our inventory to its net realizable value. Such write-downs are reflected in cost of products and can be material in amount. We recorded net inventory charges of $27 million, $8 million and $7 million in fiscal years 2008, 2007 and 2006, respectively. Our inventory assessment involves difficult estimates of future events and, as a result, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of products and higher income from operations than expected in that period. Excess and obsolete inventory resulting from shifts in demand or changes in market conditions for raw materials and components can result in significant volatility in our costs of products.

        In our inventory valuation analysis, we also include inventory that we could be obligated to purchase from our suppliers based on our production forecasts. To the extent that our committed inventory purchases exceed our forecasted productions needs, we write down the value of those inventories by taking a charge to our cost of products and increasing our supplier liability.

         Warranty.    We generally provide a one-year warranty on products commencing upon installation or delivery. We accrue for warranty costs in accordance with Statement of Financial Standards No. 5, "Accounting for Contingencies" ("SFAS No. 5"), based on historical trends in warranty charges as a percent of gross product shipments. Estimated warranty charges are recorded within cost of products at the time revenue is recognized and the liability is reported in other current liabilities on the consolidated balance sheets. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. For some products, we also offer extended warranties beyond one year. Costs associated with our extended warranty contracts beyond one year are expensed as incurred.

         Share-based compensation.    We account for share-based awards in accordance with Statement of Financial Accounting Standards No. 123(R), "Shared-Based Payment" ("SFAS No. 123(R)"), which was effective November 1, 2005 for Verigy. Under this standard, share-based compensation expense is primarily based on estimated grant date fair value using the Black-Scholes option pricing model and is recognized on a straight-line basis for awards granted after November 1, 2005 over the vesting period of the award. For awards issued prior to November 1, 2005, we recognize share-based compensation expense based on FASB Interpretation 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25", which provides for accelerated expensing. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. We incurred $17 million, $14 million, and $10 million in share-based compensation expense during fiscal years 2008, 2007, and 2006, respectively. Also see Note 6 "Share-Based Compensation" for additional information.

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

        The discount rate is used to determine the present value of future benefit payments at each measurement date (October 31 for U.S. plans and September 30 for non-U.S. plans). The discount rate for U.S. plans was determined based on published rates for high quality corporate bonds. The discount rate for non-U.S. plans was generally determined in a similar manner. Differences between the expected future cash flows of our plans and the maturities of the high quality corporate bonds are not expected to have a material impact on the selection of discount rates. As discount rates decrease, we would expect our net plan costs to increase and as discount rates increase we would expect our net plan costs to decrease. Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"), became effective for us as of October 31, 2007 and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and postretirement benefit plans such as retiree health and life, with current year changes recognized in shareholders' equity. In fiscal year 2007, in order to recognize the funded status of its pension and post-retirement benefit plans in accordance with SFAS No. 158, the Company recorded additional liabilities by a cumulative amount of $18 million, of which $12 million (net of tax of $6 million) was recorded as an increase to accumulated other comprehensive loss. These losses are being recognized over the expected average future service lives of plan participants. Also see Note 17 "Retirement Plans and Post-Retirement Benefits."

        The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns. Declining rate of return assumptions generally result in increased pension expense while increasing rate of return assumptions generally result in lower pension expense. A one percent change in the estimated long-term return on our pension plan assets would result in a $0.5 million impact on pension expense for our fiscal year 2008. There are no plan assets related to our post-retirement health care plans.

        Workforce-related events such as restructurings or divestitures can result in curtailment and settlement gains or losses to the extent they have an impact on the average future working lifetime or total number of participants in our retirement and postretirement plans.

         Valuation of goodwill and intangible assets.    We perform our annual goodwill impairment analysis in the fourth quarter of our fiscal year. Based on our fiscal year 2008 impairment assessment, we concluded that we did not have any impairment as of October 31, 2008.

        Our accounting for goodwill and purchased intangible assets complies with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). We test goodwill for possible impairment on an annual basis and at any other time that impairment indicators arise. Circumstances that could trigger an impairment test include but are not limited to: significant decrease in market price of an asset, significant adverse changes in the extent or use or physical condition of an asset, significant adverse change in legal or regulatory factors affecting an asset, unanticipated competition, loss of key personnel, accumulation of costs significantly in excess of expected costs to acquire or construct an asset, operating or cash flow losses (or projections of losses) that demonstrates continuing losses associated with the use of an asset, or a current expectation that more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life.

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

         Valuation of marketable securities.    We account for our short-term marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain

Investments in Debt and Equity Securities" ("SFAS No. 115"). We classify our marketable securities as available for sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. We amortize premiums and discounts against interest income over the life of the investment. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less. Our marketable securities are classified as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we intend to convert them into cash as necessary to meet our liquidity requirements.

        Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each interest rate reset period, investors can buy, sell, or continue to hold the securities at par. As of October 31, 2008, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheet as of October 31, 2008, as our ability to liquidate such securities in the next 12 months is uncertain.

        Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of October 31, 2008 has a carrying value of $368 million, of which approximately $71 million consists of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

        We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, at October 31, 2008, we have recorded an other-than-temporary impairment within the statement of operations for the fiscal year ended October 31, 2008 of $17.4 million (of which $15.9 million was recorded during our fourth quarter) related to a number of our auction rate securities. We have also recorded a temporary impairment within accumulated other comprehensive loss for the fiscal year ended October 31, 2008 of approximately $1.6 million (net of tax of $0.2 million) primarily for our auction rate securities that are backed by pools of student loans guaranteed by the U.S. Department of Education.

        Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the "Reserve Funds"). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their holdings in this bank to zero. We estimated our loss on the Reserve Funds to be approximately $2.1 million based on, among other things, the net asset value that was last published by the Reserve Funds before the funds suspended redemptions and our expected realization. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have reclassified this investment as short-term marketable securities as we believe that it will take up to one year to redeem this investment based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds. This reclassification is reflected in the consolidated statement of cash flows as a cash outflow from investing activities.

         Accounting for income taxes.    On November 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. We first determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is that we measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. FIN 48 also required us to reclassify the majority of our uncertain tax positions from current to non-current in fiscal year 2008 (FIN 48 does not allow for retroactive treatment or presentation). We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations.

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

        We are required to assess the realization of our net deferred tax assets and the need for a valuation allowance. This assessment requires that our management make judgments about benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. We had a valuation allowance of $1 million as of October 31, 2008, compared to no such allowances as of October 31, 2007. The net increase of valuation allowance is attributable to deferred taxes related to capital losses which can only be realized through the generation of future capital gains.

        Undistributed earnings of our Domestic (U.S.) and Foreign Subsidiaries are indefinitely reinvested in the respective operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

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

Results of Operations

        The following table sets forth certain operating data as a percent of net revenue for the periods presented.

	Year Ended October 31,
	2008	2007	2006
Net revenue:
Products	76.8%	80.8%	83.0%
Services	23.2	19.2	17.0

Total net revenue	100.0	100.0	100.0
Cost of sales:
Cost of products	39.1	41.8	42.5
Cost of services	16.5	13.5	12.5

Total cost of sales	55.6	55.3	55.0

Gross margin(1)	44.4	44.7	45.0
Operating expenses:
Research and development	14.9	12.0	12.7
Selling, general and administrative	22.3	19.1	19.2
Restructuring charges	0.3	0.1	2.1
Separation costs	—	0.5	8.9

Total operating expenses	37.5	31.7	42.9
Income from operations	6.9	13.0	2.1
Interest and other income	3.3	2.2	0.6
Impairment of investments	(4.4)	(0.2)	—

Income before income taxes	5.8	15.0	2.7
Provision for income taxes	1.7	2.2	2.7

Net income	4.1%	12.8%	0.0%

    (1)
    Gross margin represents the ratio of gross profit to total net revenue.

Net Revenue

	Year Ended October 31,
				2008 over 2007 Change	2007 over 2006 Change
	2008	2007	2006
	(in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$467	$333	$442	40.2%	(24.7)%
As a percent of total net revenue	67.6%	43.8%	56.8%
Memory	$64	$282	$204	(77.3)%	38.2%
As a percent of total net revenue	9.2%	37.0%	26.2%

Net revenue from products	$531	$615	$646	(13.7)%	(4.8)%

Net revenue from services	$160	$146	$132	9.6%	10.6%
As a percent of total net revenue	23.2%	19.2%	17.0%

Total net revenue	$691	$761	$778	(9.2)%	(2.2)%

        Our net revenues by geographic region for fiscal years 2008, 2007 and 2006 are as follows:

	Year Ended October 31,
				2008 over 2007 Change	2007 over 2006 Change
	2008	2007	2006
	($ in millions)
North America	$120	$222	$246	(45.9)%	(9.8)%
As a percent of total net revenue	17.4%	29.2%	31.6%
Europe	$37	$32	$48	15.6%	(33.3)%
As a percent of total net revenue	5.4%	4.2%	6.2%
Asia-Pacific, excluding Japan	$473	$455	$405	4.0%	12.3%
As a percent of total net revenue	68.4%	59.8%	52.0%
Japan	$61	$52	$79	17.3%	(34.2)%
As a percent of total net revenue	8.8%	6.8%	10.2%

Total net revenue	$691	$761	$778	(9.2)%	(2.2)%

         Net Revenue.    Net revenue is derived from the sale of products and services and is adjusted for estimated returns and allowances, which historically have been insignificant. Our product revenue is generated predominantly from the sales of our test equipment products. Revenue from services includes extended warranty, customer support, consulting, training and education activities. Service revenue is recognized over the contractual period or as services are rendered to the customer.

        Net revenue for fiscal year 2008 was $691 million, a decrease of $70 million, or 9.2%, from $761 million in fiscal year 2007. Net product revenue for fiscal year 2008 was $531 million, a decrease of $84 million, or 13.7%, from $615 million in fiscal year 2007. These decreases were due to lower revenue from sales of our memory test systems, partially offset by increases in SOC and services revenue. As noted in the "Overview" above, our memory customers continue to delay memory tester purchases and have significantly cut their capital budgets due to excess supply and capacity. Despite the cyclical weakness in the memory test industry, our SOC business showed strength during the first three quarters of fiscal year 2008, reflecting a 40% increase from fiscal year 2007. During fiscal year 2008, we experienced increased demand for our V93000 platform in SOC testers, in particular our Port Scale RF products driven by wireless, PC and consumer mixed-signal device markets. However, during the fourth quarter of fiscal year 2008, the SOC business also began to experience a cyclical downturn. We are uncertain as to when the market will recover and expect revenues in the first quarter of fiscal year 2009 to be below the levels achieved in the fourth quarter of fiscal year 2008.

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

        We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 82.6%, 70.8% and 68.4% of total net revenue in fiscal years 2008, 2007 and 2006, respectively. Net revenue in North America was lower by 45.9% in fiscal year 2008, compared to fiscal year 2007, due to the continuing outsourcing by our North American customers to contract manufacturers in Asia. Net revenue in Asia was higher by 5.3% in fiscal year 2008, compared to fiscal year 2007. We expect this trend of increasing sales in Asia to continue as semiconductor manufacturing activities continue to concentrate in that region.

        Service revenue for fiscal year 2008 accounted for $160 million, or 23.2% of net revenue, compared to $146 million, or 19.2% of net revenue in fiscal year 2007. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered.

        Service revenue in fiscal year 2007 accounted for $146 million, an increase of $14 million, or 10.6%, compared to the $132 million achieved in fiscal year 2006. The increase in service revenue is primarily attributable to our growing installed base.

Cost of Sales

Cost of Products

	Year Ended October 31,
				2008 over 2007 Change	2007 over 2006 Change
	2008	2007	2006
	($ in millions)
Cost of products	$270	$318	$331	(15.1)%	(3.9)%
As a percent of product revenue	50.8%	51.7%	51.2%

         Cost of Products.    Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

        The decrease in cost of products of approximately $48 million in fiscal year 2008, compared to fiscal year 2007, was primarily due to the decrease in memory product shipments as well as decreases of separation costs and restructuring charges in fiscal year 2008. This was partially offset by a $15 million increase in excess and obsolete inventory charges primarily driven by the significant drop in memory tester demand in general as well as the impact of the introduction of our new V6000 Series which was released in the first quarter of fiscal year 2009. Our cost of products included $2.2 million of SFAS No. 123(R) share-based compensation expense in fiscal year 2008, compared to $1.7 million of such charges in fiscal year 2007.

        Cost of products as a percent of net product revenue decreased by 0.9 percentage points in fiscal year 2008, compared to fiscal year 2007, primarily due to the shift in product mix toward higher gross margin SOC products, as well as decreases of separation costs and restructuring charges in the current year period. Excluding the impact of the $15 million incremental increase in inventory charges compared to fiscal year 2007, cost of products as a percentage of revenue would have decreased by 2.8 percentage points.

        Gross excess and obsolete inventory-related charges in fiscal years 2008 and 2007 were $30 million and $12 million, respectively. We also sold previously written down inventory of $3 million and $4 million in fiscal years 2008 and 2007, respectively. The sales of previously written down inventory improved our gross margins on product sales by approximately 0.3 percentage points in fiscal year 2008 and 0.3 percentage points in fiscal year 2007.

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

        Cost of products as a percent of net product revenue increased by 0.5 percentage points in fiscal year 2007, compared to fiscal year 2006, primarily as a result of a decrease in product shipments and product mix, partially offset by less inventory write-downs for discontinued products and cost savings realized from the streamlining of our infrastructure costs.

        Gross excess and obsolete inventory-related charges in fiscal years 2007 and 2006 were $12 million and $18 million, respectively. In addition, we sold previously written down inventory of $4 million and $11 million in fiscal years 2007 and 2006, respectively. The sales of previously written down inventory reduced cost of products as a percentage of product revenue by approximately 0.3 and 0.9 percentage points for fiscal years 2007 and 2006, respectively.

Cost of Services

	Year Ended October 31,
				2008 over 2007 Change	2007 over 2006 Change
	2008	2007	2006
	($ in millions)
Cost of services	$114	$103	$97	10.7%	6.2%
As a percent of service revenue	71.3%	70.5%	73.5%

         Cost of Services.    Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

        Cost of services for fiscal year 2008 was $11 million higher compared to fiscal year 2007. Cost of services as a percent of service revenue increased by 0.8 percentage points, from 70.5% in fiscal year 2007 to 71.3% in fiscal year 2008. This margin deterioration is primarily due to the fact that we are putting more service capability in place for our upcoming product introductions and have experienced slight erosion in our average selling price of our extended service and support contracts. In addition, we had higher material costs and experienced higher consumption, and had an unfavorable currency impact during the period. Our cost of services included $0.9 million and $0.8 million of SFAS No. 123(R) share-based compensation expense fiscal years 2008 and 2007, respectively.

        Cost of services increased by $6 million, or 6.2%, in fiscal year 2007, compared to fiscal year 2006, primarily due to the $14 million increase in services revenue and our increased costs needed to support a higher installed base, partially offset by cost savings realized from the streamlining of our infrastructure costs. Cost of services as a percent of service revenue decreased by 3 percentage points, from 73.5% in fiscal year 2006 to 70.5% in fiscal year 2007, reflecting better utilization of our service personnel as our installed base has increased as well as the benefit of the improved reliability and quality of our current product offering. Our cost of services also included approximately $0.8 million of SFAS No. 123(R) share-based compensation expense in fiscal year 2007, compared to approximately $0.2 million in fiscal year 2006.

        As a percent of service revenue, cost of services will vary depending on a variety of factors, including the effect of price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Year Ended October 31,
				2008 over 2007 Change	2007 over 2006 Change
	2008	2007	2006
	($ in millions)
Research and development	$103	$91	$99	13.2%	(8.1)%
As a percent of net revenue	14.9%	12.0%	12.7%

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

        Research and development expense increased by $12 million in absolute dollars in fiscal year 2008, compared to fiscal year 2007. This increase was primarily due to higher expenses to support product development activities for memory products released in the first quarter of fiscal year 2009 and SOC products planned for release during fiscal year 2009. Research and development expense also included $2.0 million and $1.7 million of SFAS No. 123(R) share-based compensation expense for fiscal years 2008 and 2007, respectively. Research and development expense as a percentage of revenue increased by 2.9 percentage points from 12.0% in fiscal year 2007 to 14.9% in fiscal year 2008. The increase in research and development expense as a percent of revenue reflected the higher level of absolute spending combined with the lower revenue in the current year period.

        Research and development expense declined by $8 million, or 8.1%, in fiscal year 2007 compared to fiscal year 2006. The decrease was primarily due to lower expenses for project materials as well as cost savings realized from the streamlining of our infrastructure costs, partially offset by $0.4 million higher share-based compensation expenses. Research and development expenses included approximately $1.7 million of SFAS No. 123(R) share-based compensation expenses in fiscal year 2007 compared to approximately $1.3 million for fiscal year 2006.

        We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Year Ended October 31,
				2008 over 2007 Change	2007 over 2006 Change
	2008	2007	2006
	($ in millions)
Selling, general and administrative	$154	$145	$149	6.2%	(2.7)%
As a percent of net revenue	22.3%	19.1%	19.2%

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

        Selling, general and administrative expense increased by $9 million in absolute dollars in fiscal year 2008 compared to fiscal year 2007. The increase was primarily due to higher field selling costs and higher share-based compensation expenses, operating expenses associated with the acquisition of Inovys and increased governance costs. Selling, general and administrative expense included approximately $11.7 million of share-based compensation expenses in fiscal year 2008, compared to $9.6 million of such expenses in fiscal year 2007.

        Selling, general and administrative expenses decreased by $4 million, or 2.7%, in fiscal year 2007 compared to fiscal year 2006, primarily as a result of cost savings realized from the streamlining of our infrastructure costs, partially offset by wage increases, higher performance-based variable compensation expenses and higher share-based compensation expenses. Selling, general and administrative expenses included approximately $9.6 million of SFAS No. 123(R) share-based compensation expenses in fiscal year 2007 compared to approximately $7.2 million for fiscal year 2006.

Restructuring Charges

        In fiscal year 2008, we offered an early retirement plan to a number of eligible employees. The total net charges incurred in fiscal year 2008 for this early retirement plan were approximately $2 million, which was recorded within operating expenses.

        For fiscal year 2007, we recorded $3 million of restructuring charges in our cost of sales and approximately $1 million in our operating expenses, in each case relating to headcount reductions as we moved our operations to lower cost regions.

        As of October 31, 2008, we had approximately $1 million of accrued restructuring liability.

        In order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy, we announced in the first quarter of fiscal year 2009 that we are implementing a restructuring program to streamline our organizations and further reduce our operating costs. As part of this restructuring program, we plan to reduce our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements. We estimate that we will incur restructuring charges in the range of $6 million to $9 million for employee terminations costs, asset impairments, costs of consolidating facilities, and other related costs in fiscal year 2009. We anticipate quarterly costs savings of between $12 million and $15 million when this restructuring program is substantially completed in fiscal year 2009, of which $4 million to $6 million relates to restructuring activities as discussed above and the remaining amounts relate to other cost saving initiatives.

Other Income and Expense

        The following table presents the components of interest income and other for fiscal years 2008, 2007, and 2006:

	Year Ended October 31,
	2008	2007	2006
	(in millions)
Interest and other income	$16	$17	$4
Net foreign currency gain	6	—	—
Other	1	—	1

Interest income and other	$23	$17	$5

        Interest income and other consists primarily of interest on cash, cash equivalents and investments, gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency as well as gains and losses on foreign exchange balance sheet hedge transactions. These contracts are intended to offset foreign exchange gains and losses from remeasurement, which are generally for a period of 30 days or less and settled by the end of the month.

        In addition, approximately $0.9 million of other income relates to foreign currency remeasurement gains. These gains relate to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006 and 2007. See Note 2 "Summary of Significant Accounting Policies."

        The following table presents the components of impairment of investments for fiscal years 2008, 2007, and 2006:

	Year Ended October 31,
	2008	2007	2006
	(in millions)
Impairment of cost-based equity investments	$(11)	$(2)	$—
Impairment of auction rate securities and money market funds	(20)	—	—

Impairment of investments	$(31)	$(2)	$—

        During fiscal year 2008, we incurred an $11.1 million charge related to the write-off of cost-based equity investment that were determined to be impaired on an other-than-temporary basis. Additionally, we have recorded other-than-temporary impairments within the statement of operations for the fiscal year ended October 31, 2008 of $17.4 million related to auction rate securities and $2.1 million related to our money market funds. See Note 9 "Marketable Securities."

Provision for Income Taxes

        We recorded income tax provisions of $12 million, $17 million and $21 million for fiscal years ended 2008, 2007 and 2006, respectively. Through June 1, 2006, Verigy's income tax provision reflected amounts based on Agilent's consolidated tax profile, thus our income tax provision for the first seven months of fiscal year 2006 consisted of allocated expense from Agilent. Since our separation from Agilent on June 1, 2006, our tax provision is fundamentally based on our new business model and tax status in the countries where we do business.

        As of October 31, 2008 and 2007, we had $62 million and $46 million of net deferred tax assets, respectively, due to temporary differences between the book and tax basis of the net assets, most of which were acquired upon our separation from Agilent. Upon our separation from Agilent, we did not retain any pre-separation deferred tax assets or liabilities which had resulted from historical temporary differences, net operating losses and credit carryforwards.

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

        On November 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. We first determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is that we measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. FIN 48 also required us to reclassify the majority of our uncertain tax positions from current to non-current in fiscal year 2008 (FIN 48 does not allow for retroactive treatment or presentation). We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations. The impact of our adoption of FIN 48 is more fully discussed in Note 5 "Provision for Income Taxes." Over the next twelve months, we do not expect to have a material change in our unrecognized tax benefits.

Financial Condition

Liquidity and Capital Resources

        As of October 31, 2008, we had $144 million in cash and cash equivalents, compared to $146 million as of October 31, 2007. This decrease in cash was primarily due to the repurchase of ordinary shares and investments in other private companies made during fiscal year, including the acquisition of Inovys. This was offset by cash generated from our operations and net cash proceeds from our available for sale securities. We have also reclassified approximately $25 million of money market fund investments from cash and cash equivalents to short-term investments as we believe that they will be redeemed within one year.

        Prior to June 1, 2006, Agilent used a centralized approach to cash management and financing of its operations. As such, transactions relating to our business prior to June 1, 2006 were accounted for through the Agilent net invested equity account for our business. Accordingly, none of the cash, cash equivalents or debt at the Agilent corporate level had been assigned to our business in the historical combined and consolidated financial statements prior to June 1, 2006.

Net Cash Provided By Operating Activities

        In fiscal year 2008, we generated $97 million in cash from operating activities, compared to $121 million in fiscal year 2007. The $97 million cash generation during fiscal year 2008 was a result of $28 million of net income, a $35 million reduction in receivables as a result of customer payments, and a change in net assets of $17 million. Also during fiscal year 2008, we had non-cash charges of $15 million from depreciation and amortization expense, $30 million from inventory write-downs, $16 million of net share-based compensation costs, a $31 million impairment loss on marketable securities and cost-based equity investments, and a $2 million loss on disposal of property, plant and equipment. These impacts were partially offset by an increase of $33 million in inventory primarily due the purchase of raw materials relating to our service and support business and the introduction of our new V6000 which was released in the first quarter of fiscal year 2009, and decreases of $9 million in income tax and other taxes payable, $12 million in employee compensation and benefits, $12 million in payables, and $11 million in deferred revenue.

        Net cash provided by operating activities was $121 million in fiscal year 2007, compared to $164 million in fiscal year 2006. The $121 million cash generated during fiscal year 2007 was primarily due to $97 million of net income, a $9 million decrease in our receivables, a $10 million increase in employee compensation and benefits, and a $7 million increase in deferred revenue. These were partially offset by a decrease of $31 million in payables to Agilent, a decrease in income taxes and other taxes payable of $9 million and a decrease in other current and long-term assets and liabilities of approximately $5 million. Also, in fiscal year 2007, we had non-cash charges of $13 million from depreciation and amortization, $12 million of inventory write-downs, and $12 million of net share-based compensation costs.

Net Cash Used in Investing Activities

        Net cash used in investing activities in fiscal year 2008 was $51 million, compared to $290 million used in fiscal year 2007. The net cash used was primarily related to the cash paid for the acquisition of Inovys and other investments of $28 million, net of cash acquired, as well as the investments made in our property, plant and equipment of $12 million. This was partially offset by the net proceeds from the purchase, sale and maturities of available for sale marketable securities of $14 million. In addition, as further discussed below, we reclassified approximately $25 million of cash and cash equivalents to short-term marketable securities. Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each interest rate reset period, investors can buy, sell, or continue to hold the securities at par. As of October 31, 2008, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheet as of October 31, 2008, as our ability to liquidate such securities in the next 12 months is uncertain.

        Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of October 31, 2008 has a carrying value of $368 million, of which approximately $71 million consists of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

        We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, at October 31, 2008, we have recorded an other-than-temporary impairment within the statement of operations for the fiscal year ended October 31, 2008 of $17.4 million (of which $15.9 million was recorded during our fourth quarter) related to a number of our auction rate securities. We have also recorded a temporary impairment within accumulated other comprehensive loss for the fiscal year ended October 31, 2008 of approximately $1.6 million (net of tax of $0.2 million) primarily for our auction rate securities that are backed by pools of student loans guaranteed by the U.S. Department of Education.

        Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the "Reserve Funds"). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their holdings in this bank to zero. We estimated our loss on the Reserve Funds to be approximately $2.1 million based on, among other things, the net asset value that was last published by the Reserve Funds before the funds suspended redemptions and our expected realization. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have reclassified this investment as short-term marketable securities as we believe that it will take up to one year to redeem this investment based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds. This reclassification is reflected in the consolidated statement of cash flows as a cash outflow from investing activities.

        Net cash used in investing activities for the fiscal year 2007 was $290 million, compared to $37 million in fiscal year 2006. The $290 million of net investment was primarily related to $568 million invested in available-for-sale securities and $12 million of cash payments for site set-ups and leasehold improvements, partially offset by $290 million of proceeds from sales and maturities of available for sale marketable securities. Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities, and reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders' equity, net of tax. In the fourth quarter of fiscal year 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other comprehensive loss of approximately $1.4 million (net of tax of $0.3 million) at October 31, 2007 related to these auction rate securities. Our marketable securities portfolio as of October 31, 2007 was $402 million. The portfolio includes $142 million (at cost) invested in auction rate securities of which, $49 million (at cost) are currently associated with failed auctions, all of which have been in a loss position for less than 12 months. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. As a result, we classified our auction rate securities with failed auctions as long-term assets in our consolidated balance sheet.

Net Cash (Used in) Provided by Financing Activities

        Net cash used in financing activities in fiscal year 2008 was $44 million, compared to $14 million provided in fiscal year 2007. In the second quarter of fiscal year 2008, our shareholders approved the share repurchase program, which provides our directors authority to acquire up to 10 percent, or approximately 6 million shares, of our outstanding ordinary shares. The $44 million net cash used in fiscal year 2008 was comprised of approximately $53 million of repurchase and retirement of ordinary shares, offset by $1 million of excess tax benefits from share-based compensation, $1 million from the exercise of employee stock options, and approximately $7 million from contributions by participants to our employee shares purchase plan, pursuant to which 155,030 shares and 171,905 shares were issued in the first and third quarter of fiscal year 2008, respectively.

        Net cash provided by financing activities for fiscal year 2007 was $14 million, compared to $173 million in fiscal year 2006. The $14 million of net cash proceeds was comprised of approximately $7 million from the exercise of employee stock options, $5 million from contributions by participants in our employee shares purchase plan, and approximately $2 million for excess tax benefits from share-based compensation.

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

        We believe that existing cash, cash equivalents and short-term marketable securities of approximately $340 million, together with cash generated from operations, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months. We may require or choose to obtain debt or equity financing in the future. We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

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

        The following table summarizes our contractual obligations at October 31, 2008 (in millions):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$59	$11	$16	$11	$21
Commitments to contract manufacturers and suppliers	99	99	—	—	—
Other purchase commitments	61	61	—	—	—
Long term liabilities	36	—	7	29	—

Total	$255	$171	$23	$40	$21

        The contractual obligation table excludes our FIN 48 liabilities because we cannot make a reliable estimate of the timing of cash payments. As of October 31, 2008, we had $13 million of unrecognized tax benefits, of which $12.5 million is recorded as long-term liabilities, and an additional $0.5 million have been netted against related deferred tax assets.

         Operating leases.    Commitments under operating leases relate primarily to leasehold property. Following our separation, we have entered into long term lease arrangements for our corporate headquarters in Singapore, our principal U.S. facility in Cupertino, California, and our Boeblingen, Germany facility, the site of our V93000 Series platform development. We have also entered into long-term lease arrangements for our ASIC development office in Colorado, as well as other sales and support facilities around the world.

         Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and historically we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 11% of our purchase commitments arising from these agreements are firm, non-cancelable, and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

        In addition, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $12 million as of October 31, 2008, and $5 million as of October 31, 2007. These amounts are included in other current liabilities in our combined and consolidated balance sheets at October 31, 2008 and October 31, 2007.

         Other purchase commitments.    These commitments relate primarily to contracts with professional services suppliers, which include third-party consultants for legal, finance, engineering and other administrative services. With the exception of our IT service providers, our purchase commitments from professional service providers are typically cancelable with a notice of 90 days or less without significant penalties. The agreement with our primary IT service provider requires a notification period of 120 days and includes a termination charge of up to approximately $1.1 million in order to cancel our long-term contract.

         Long-term liabilities.    Long-term liabilities relate primarily to $29 million of defined benefit and defined contribution retirement obligations, and $7 million of extended warranty and deferred revenue obligations. Upon our separation from Agilent, the defined benefit plans for our employees located in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date.

We made approximately $2 million of contributions to the retirement plans for both periods presented. We expect expenses of approximately of $6 million in fiscal year 2009 for the retirement plans, and we plan on making cash contributions of $2 million.

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of October 31, 2008 or October 31, 2007.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        We conduct business on a global basis in a number of major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales are denominated in U.S. dollars except for certain of our revenues that are denominated in Japanese yen. Services and support sales are denominated primarily in local currency after the initial product sale. A significant amount of expenses are denominated in Euro for certain expenses such as employee payroll and benefits as well as other expenses that are paid in local currency. In addition, other expenses related to our non-U.S. and non-European offices are denominated in the countries' local currency. As such, we enter into cash flow and balance sheet hedges to mitigate our foreign currency risk.

        We currently enter into foreign currency forward contracts to minimize the short-term impact of the exchange rate fluctuations on Euro-denominated cash flows where the U.S. dollar is the functional currency and Japanese yen-denominated cash flows and forecasted Japanese yen-denominated revenue. We currently believe these are our primary exposures to currency rate fluctuation. We have implemented a cash flow hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities in excess of one month. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows.

        These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders' equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of October 31, 2008, the fair value of foreign currency forward contracts designated as cash flow hedges is approximately $9 million. This amount is included within current liabilities and the related loss of $7 million (net of tax of $2 million) is included within unrealized losses in accumulated other comprehensive loss.

        We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of assets and liabilities denominated in currencies other than the functional currency. These contracts are generally for a period of 30 days or less and settled by the end of the month. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of interest income and other and offsets the change in fair value of the remeasured assets and liabilities. See Note 20 "Other Income and Expense".

        We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2008 and October 31, 2007, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Investment and Interest Rate Risk

        We account for our investment instruments in accordance with SFAS No. 115, "Accounting for Investments in Debt and Equity Securities." All of our cash and cash equivalents and marketable securities are treated as "available for sale" under SFAS No. 115. Our marketable securities include commercial paper, corporate bond and government securities, money market funds which we believe will be redeemed within one year and auction rate securities.

        Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our debt securities as "available for sale", no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other than temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact as of October 31, 2008, and our interest income would have changed by approximately $1.9 million for fiscal year 2008.

        Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each interest rate reset period, investors can buy, sell, or continue to hold the securities at par. As of October 31, 2008, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheet as of October 31, 2008, as our ability to liquidate such securities in the next 12 months is uncertain.

        Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of October 31, 2008 has a carrying value of $368 million, of which approximately $71 million consists of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

        We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, at October 31, 2008, we have recorded an other-than-temporary impairment within the statement of operations for the fiscal year ended October 31, 2008 of $17.4 million (of which $15.9 million was recorded during our fourth quarter)

related to a number of our auction rate securities. We have also recorded a temporary impairment within accumulated other comprehensive loss for the fiscal year ended October 31, 2008 of approximately $1.6 million (net of tax of $0.2 million) primarily for our auction rate securities that are backed by pools of student loans guaranteed by the U.S. Department of Education.

        Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the "Reserve Funds"). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their holdings in this bank to zero. We estimated our loss on the Reserve Funds to be approximately $2.1 million based on, among other things, the net asset value that was last published by the Reserve Funds before the funds suspended redemptions and our expected realization. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have reclassified this investment as short-term marketable securities as we believe that it will take up to one year to redeem this investment based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds. This reclassification is reflected in the consolidated statement of cash flows as a cash outflow from investing activities.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Verigy Ltd.:

        In our opinion, the combined and consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verigy Ltd. and its subsidiaries at October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in fiscal year 2008 and fiscal year 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the combined and consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in fiscal year 2008 and the manner in which it accounts for its defined benefit pension and other postretirement plans in fiscal year 2007.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
December 19, 2008

VERIGY LTD.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2008	2007	2006
	(in millions, except share and per share amounts)
Net revenue:
Products	$531	$615	$646
Services	160	146	132

Total net revenue	691	761	778
Cost of sales:
Cost of products	270	318	331
Costs of services	114	103	97

Total cost of sales	384	421	428
Operating expenses:
Research and development	103	91	99
Selling, general and administrative	154	145	149
Restructuring charges	2	1	17
Separation costs	—	4	69

Total operating expenses	259	241	334
Income from operations	48	99	16
Interest income and other	23	17	5
Impairment of investments	(31)	(2)	—

Income before income taxes	40	114	21
Provision for income taxes	12	17	21

Net income	$28	$97	$—

Net income per share—basic:	$0.48	$1.63	$—
Net income per share—diluted:	$0.47	$1.61	$—
Weighted average shares (in thousands) used in computing basic and diluted net income per share:
Basic:	59,574	59,190	53,356
Diluted:	60,360	59,883	53,356

The accompanying notes are an integral part of these combined and consolidated financial statements.

VERIGY LTD.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2008	2007
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$144	$146
Short-term marketable securities	196	229
Trade accounts receivable, net	74	107
Inventory	78	68
Other current assets	46	54

Total current assets	538	604
Property, plant and equipment, net	42	42
Long-term marketable securities	71	48
Goodwill	18	18
Other long term assets	65	59

Total assets	$734	$771

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65	$76
Employee compensation and benefits	41	53
Deferred revenue, current	53	65
Income taxes and other taxes payable	3	12
Other current liabilities	34	20

Total current liabilities	196	226
Long-term liabilities:
Income taxes payable	13	—
Other long-term liabilities	36	47

Total liabilities	245	273

Commitments and contingencies (Note 19)
Shareholders' equity
Ordinary shares, no par value; 57,822,242 and 59,704,629 issued and outstanding at October 31, 2008 and October 31, 2007, respectively
Additional paid in capital	406	381
Retained earnings	105	131
Accumulated other comprehensive loss	(22)	(14)

Total shareholders' equity	489	498

Total liabilities and shareholders' equity	$734	$771

The accompanying notes are an integral part of these consolidated financial statements.

VERIGY LTD.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2008	2007	2006
	(in millions)
Cash flows from operating activities:
Net income	$28	$97	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15	13	9
Gross excess and obsolete inventory-related charges	30	12	18
Loss on disposal of property, plant and equipment	2	1	3
Share-based compensation	17	14	10
Excess tax benefits from share-based compensation	(1)	(2)	—
Impairment loss on marketable securities	20	—	—
Asset impairment and other exit costs	11	2	3
Pension curtailment and settlement net gains	—	—	(10)
Restructuring charges pushed down by Agilent	—	—	4
Assets and liabilities retained by Agilent due to separation	—	—	82
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts receivable, net	35	1	(33)
Receivables from Agilent	—	8	(8)
Inventory (Note 10)	(33)	2	5
Accounts payable	(11)	1	54
Employee compensation and benefits	(12)	10	3
Payables to Agilent	(1)	(31)	31
Deferred revenue, current	(11)	7	16
Income taxes and other taxes payable	(9)	(9)	(9)
Other current assets and accrued liabilities	6	(2)	(42)
Other long term assets and long term liabilities	11	(3)	28

Net cash provided by operating activities	97	121	164
Cash flows from investing activities:
Purchases of investments	(28)	—	(1)
Purchases of available-for-sale marketable securities	(293)	(568)	—
Proceeds from sales of available-for-sale marketable securities	101	105	—
Proceeds from maturities of available-for-sale marketable securities	206	185	—
Reclassification to short-term marketable securities (Note 9)	(25)	—	—
Investments in property, plant and equipment, net (Note 12)	(12)	(12)	(36)

Net cash used in investing activities	(51)	(290)	(37)
Cash flows from financing activities:
Net proceeds from sale of ordinary shares (IPO Proceeds)	—	—	121
Capital contributions by Agilent	—	—	19
Borrowings from Agilent	—	—	25
Repayment of debt to Agilent	—	—	(25)
Distribution of share-based compensation	—	—	(8)
Issuance of ordinary shares under employee stock plans	8	12	—
Excess tax benefits from share-based compensation	1	2	—
Repurchase and retirement of ordinary shares	(53)	—	—
Cash receipts from Agilent related to sale of net assets	—	—	535
Cash payments to Agilent related to sale of net assets	—	—	(531)
Net Agilent invested equity	—	—	37

Net cash (used in) provided by financing activities	(44)	14	173
Effect of exchange rate movements	(4)	1	—

Net (decrease) increase in cash and cash equivalents	(2)	(154)	300
Cash and cash equivalents at beginning of period	146	300	—

Cash and cash equivalents at end of period	$144	$146	$300

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12	$9	$6
Other non-cash activities:
Deferred tax assets acquired upon separation	$—	$—	$43
Fixed assets (included in payables to Agilent) purchased from Agilent	$—	$—	$6

The accompanying notes are an integral part of these combined and consolidated financial statements.

VERIGY LTD.

COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Number of Shares	Additional Paid-In Capital	Owner's Net Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except number of shares in thousands)
Balance as of October 31, 2005	—	$—	$86	$—	$1	$87
Components of comprehensive loss:
Net loss (pre-separation)	—	—	(36)		—	(36)
Net income (post separation)				36		36
Change in minimum pension liability, net of tax	—	—	—	—	(2)	(2)
Change in foreign currency translation, net of tax	—	—	—	—	(1)	(1)

Total comprehensive income						(3)

Capital contribution from Agilent (Pre-separation)	50,000	186	(50)	—	(1)	135
Capital contribution from Agilent (post separation)	—	19	—	—	—	19
Net repayments to Agilent (post separation)	—	(13)	—	—	—	(13)
Issuance of ordinary shares, net (IPO)	8,652	121	—	—	—	121
Loss on initialization of pension liability position	—	—	—	(2)	—	(2)
Deferred tax assets acquired upon separation	—	43	—	—	—	43
Share-based compensation (Verigy options)	—	2	—	—	—	2

Balance as of October 31, 2006	58,652	358	—	34	(3)	389

Components of comprehensive income:
Net income	—	—	—	97	—	97
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(1)	(1)
Change in minimum pension liability, net of tax	—	—	—	—	1	1
Change in foreign currency translation, net of tax	—	—	—	—	1	1

Total comprehensive income						98

Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(12)	(12)
Issuance of ordinary shares under employee stock plans	712	7	—	—	—	7
Issuance of ordinary shares under the employee shares purchase plan	341	5	—	—	—	5
Excess tax benefits from stock option exercises	—	2	—	—	—	2
Share-based compensation	—	14	—	—	—	14
Changes in deferred taxes related to separation from Agilent	—	(5)	—	—	—	(5)

Balance as of October 31, 2007	59,705	381	—	131	(14)	498

Components of comprehensive income:
Net income	—	—	—	28	—	28
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(3)	(3)
Change in unrealized gain (loss) on derivatives, net of tax	—	—	—	—	(7)	(7)
Change in minimum pension liability, net of tax	—	—	—	—	6	6
Change in foreign currency translation, net of tax	—	—	—	—	(4)	(4)

Total comprehensive income						20

Cumulative adjustment for the adoption of FIN 48	—	—	—	(1)	—	(1)
Issuance of ordinary shares under employee stock plans	428	1	—	—	—	1
Issuance of ordinary shares under the employee shares purchase plan	326	6	—	—	—	6
Repurchase of ordinary shares	(2,637)	—	—	(53)	—	(53)
Excess tax benefits from stock option exercises	—	1	—	—	—	1
Share-based compensation	—	17	—	—	—	17

Balance as of October 31, 2008	57,822	$406	$—	$105	$(22)*	$489

*
Comprised of net adjustment to apply SFAS No. 158, net of tax of $(10) million, change in foreign currency translation, net of tax of $(3) million, change in unrealized loss on marketable securities and derivatives, net of tax of $(12) million, change in minimum pension liability, net of tax of $4 million, and capital contribution from Agilent (pre-separation) of $(1) million.

The accompanying notes are an integral part of these combined and consolidated financial statements.

1. OVERVIEW

Overview

        Verigy Ltd. ("we," "us" or the "Company") designs, develops, manufactures and supports semiconductor test equipment and provides test system solutions that are used in the manufacture of System-on-a-Chip ("SOC"), System-in-a-Package ("SIP"), high-speed memory and memory devices. In addition to our test equipment, our product portfolio includes advanced analysis tools as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

        Prior to our initial public offering, we were a wholly owned subsidiary of Agilent Technologies, Inc. ("Agilent"). We became an independent company on June 1, 2006, when we separated from Agilent. On June 13, 2006, we completed our initial public offering and became a separate stand-alone publicly-traded company incorporated in Singapore focused on technology and innovation in semiconductor testing. Effective October 31, 2006, Agilent distributed the 50 million Verigy ordinary shares it owned to its shareholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of presentation.    The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30, and July 31. Unless otherwise stated, all dates refer to our fiscal years and fiscal periods. Amounts included in the accompanying combined and consolidated financial statements are expressed in U.S. dollars.

        In the opinion of management, the accompanying combined and consolidated financial statements reflect all adjustments which are of a normal and recurring nature and necessary to fairly state the statements of financial position, results of operations and cash flows for the dates and periods presented.

        In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in interest income and other, related to foreign currency remeasurement gains. These gains relate to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008. Approximately $0.9 million relates to the unrecorded amounts arising from fiscal years 2006 and 2007. Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years' financial statements, and the impact of correcting these errors in the current year was not material to the full fiscal year 2008 financial statements.

         Reclassifications.    Certain amounts in the combined and consolidated financial statements as of and for the years ended October 31, 2006 and October 31, 2007, were reclassified to conform with the presentation used in 2008. In order to properly reflect the various components of inventory, we have reclassified the October 31, 2007 components of inventory to conform with the presentation used as of October 31, 2008.

         Principles of combination.    Our combined and consolidated financial statements include the global historical operations of Verigy. All significant intra-company transactions within Verigy have been eliminated. All significant transactions between us and other Agilent businesses are included in these combined and consolidated financial statements. All transactions with Agilent, prior to our separation from Agilent, were considered to be effectively settled for cash in the combined and consolidated statements of cash flows at the time the transaction is recorded.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Principles of consolidation.    The combined and consolidated financial statements include the accounts of the company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Use of estimates.    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and intangible assets, valuation of marketable securities and other investments, and accounting for income taxes.

         Revenue recognition.    Net revenue is derived from the sale of products and services and is adjusted for estimated returns and allowances, which historically have been insignificant. Consistent with the SEC's Staff Accounting Bulletin No. 104, or "SAB 104," we recognize revenue on the sale of semiconductor test equipment when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when service has been performed. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. At the time we take an order, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. To the extent that a contingent payment exceeds the fair value of the undelivered element, we defer the portion of revenue related to the contingent payment.

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

         Service revenue.    Revenue from services includes extended warranty, customer support, consulting, training and education. Service revenue is deferred and recognized over the contractual period or as services are rendered to the customer. For example, customer support contracts are recognized ratably over the contractual period, while training revenue is recognized as the training is provided to the customer. In addition, the four revenue recognition criteria described above must be met before service revenue is recognized.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Warranty revenue and cost.    We generally provide a one-year warranty on products commencing upon installation or delivery. We accrue for warranty costs in accordance with Statement of Financial Standards No. 5, "Accounting for Contingencies" ("SFAS No. 5"), based on historical trends in warranty charges as a percentage of gross product shipments. Estimated warranty charges are recorded within cost of products at the time revenue is recognized and the liability is reported in other current liabilities on the consolidated balance sheet. The accrual is reviewed regularly and periodically adjusted to reflect changes in warranty cost estimates. For some products, we also sell extended warranties beyond one year. Revenue related to our extended warranty contracts beyond one year is recorded as long-term deferred revenue in the consolidated balance sheets and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred.

         Deferred revenue.    Deferred revenue is primarily comprised of extended warranty, revenue deferred for installations yet to be completed, and advanced billing and customer deposits for service, support and maintenance agreements.

         Trade accounts receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of our receivables, among other factors. We do not have any off-balance-sheet credit exposure related to our customers. Our allowance for doubtful accounts was $0.1 million, $0.1 million and $0.1 million as of October 31, 2008, 2007, and 2006, respectively.

         Restructuring.    We recognize a liability for restructuring costs only when the liability is incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. The three main components of our restructuring charges are workforce reductions, consolidating facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally when individuals have been notified of their termination dates and expected severance payments. Plans to eliminate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sublease income. We recognize charges for elimination of excess facilities when we have vacated the premises. Asset impairments primarily consist of property, plant and equipment associated with excess facilities being eliminated, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the property, plant and equipment. The charges associated with consolidating facilities and asset impairment charges incurred by Agilent prior to our separation were allocated to Verigy to the extent the underlying benefits related to our business. These estimates were derived using the guidance of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), Staff Accounting Bulletin 100, "Restructuring and Impairment Charges" ("SAB 100"), Emerging Issues Task Force 94-3, "Liability Recognition for Costs to Exit an

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and lastly, Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"), which was effective for exit and disposal activities initiated after December 31, 2002. If the amounts and timing of cash flows from restructuring activities are significantly different from what we have estimated, the actual amount of restructuring and asset impairment charges could be materially different, either higher or lower, than those we have recorded.

         Share-based compensation.    We account for share-based awards in accordance with Statement of Financial Accounting Standards No. 123(R), "Shared-Based Payment" ("SFAS No. 123(R)"), which was effective November 1, 2005 for Verigy. Under this standard, share-based compensation expense is primarily based on estimated grant date fair value using the Black-Scholes option pricing model and is recognized on a straight-line basis for awards granted after November 1, 2005 over the vesting period of the award. For awards issued prior to November 1, 2005, we recognize share-based compensation expense based on FASB Interpretation 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25", which provides for accelerated expensing. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. We incurred $17 million, $14 million, and $10 million in share-based compensation expense during fiscal years 2008, 2007, and 2006 respectively. Also see Note 6 "Share-Based Compensation" for additional information.

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

        The discount rate is used to determine the present value of future benefit payments at each measurement date (October 31 for U.S. plans and September 30 for non-U.S. plans). The discount rate for U.S. plans was determined based on published rates for high quality corporate bonds. The discount rate for non-U.S. plans was generally determined in a similar manner. Differences between the expected future cash flows of our plans and the maturities of the high quality corporate bonds are not expected to have a material impact on the selection of discount rates. As discount rates decrease, we would expect our net plan costs to increase and as discount rates increase we would expect our net plan costs to decrease. Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"), became effective for us as of October 31, 2007 and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and postretirement benefit plans such as retiree health and life, with current year changes recognized in shareholders' equity. In fiscal year 2007, in order to recognize the funded status of its

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

pension and post-retirement benefit plans in accordance with SFAS No. 158, the Company recorded additional liabilities by a cumulative amount of $18 million, of which $12 million (net of tax of $6 million) was recorded as an increase to accumulated other comprehensive loss. These losses are being recognized over the expected average future service lives of plan participants. Also see Note 17 "Retirement Plans and Post-Retirement Benefits".

        The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns. Declining rate of return assumptions generally result in increased pension expense while increasing rate of return assumptions generally result in lower pension expense. A one percent change in the estimated long-term return on our pension plan assets would result in a $0.5 million impact on pension expense for our fiscal year 2008. There are no plan assets related to our post-retirement health care plans.

        Workforce-related events such as restructurings or divestitures can result in curtailment and settlement gains or losses to the extent they have an impact on the average future working lifetime or total number of participants in our retirement and postretirement plans.

         Goodwill and purchased intangible assets.    We adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") on November 1, 2002 and recorded an allocation of goodwill from Agilent. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. We perform our annual goodwill impairment analysis in the fourth quarter of our fiscal year. Impairment indicators include the significant decrease in market price of an asset, significant adverse changes in the extent or use or physical condition of an asset, significant adverse change in legal or regulatory factors affecting an asset, accumulation of costs significantly in excess of expected costs to acquire or construct an asset, operating or cash flow losses (or projections of losses) that demonstrates continuing losses associated with the use of an asset, or a current expectation that is more likely than not, that an asset will be sold or disposed of significantly before the end of its previously estimated useful life.

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

         Shipping and handling costs.    Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in cost of products in the combined and consolidated statements of operations for all years presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Advertising.    Business specific advertising costs are expensed as incurred. Advertising costs were insignificant for all three years presented. Prior to our separation from Agilent, some corporate advertising expenses were allocated to us by Agilent as part of corporate allocations but are not separately identifiable.

         Research and development.    Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

         Net income per share.    Basic net income per share is computed by dividing net income—the numerator—by the weighted average number of common shares outstanding—the denominator—during the period. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises and unamortized share based compensation. The calculation of dilutive net income per share excludes shares of potential ordinary shares if the effect is anti-dilutive.

         Cash and cash equivalents.    We classify highly liquid investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash and cash equivalents consist of cash deposited in checking accounts and money market funds.

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

        Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders' equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for fiscal year 2008. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

         Accounting for income taxes.    On November 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. We first determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is that we measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. FIN 48 also required us to reclassify the majority of our uncertain tax positions from current to non-current in fiscal year 2008 (FIN 48 does not allow for retroactive treatment or presentation). We recognize interest and

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations.

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

        We are required to assess the realization of our net deferred tax assets and the need for a valuation allowance. This assessment requires that our management make judgments about benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. We had a valuation allowance of $1 million as of October 31, 2008, compared to no such allowances as of October 31, 2007. The net increase of this valuation allowance is attributable to deferred taxes related to capital losses which can only be realized through the generation of future capital gains.

        Undistributed earnings of our Domestic (U.S.) and Foreign Subsidiaries are indefinitely reinvested in the respective operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

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

         Concentration of credit risk.    We sell our products through our direct sales force. In fiscal year 2008, one of our customers accounted for 10% or more of our net revenue. In fiscal year 2007, two customers accounted for 10% or more of our net revenue. In fiscal year 2006, one customer accounted for 10% or more of our net revenue. As of October 31, 2008, two customers accounted for 28.2% of our accounts receivable balance, with one accounting for 16.5% and another accounting for 11.7%. As of October 31, 2007, two customers accounted for 27.8% of our accounts receivable balance with one accounting for 15.4% and another accounting for 12.4%. We perform ongoing credit evaluations of our customers' financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Derivative instruments.    We currently enter into foreign currency forward contracts to minimize the short-term impact of the exchange rate fluctuations on Euro-denominated cash flows where the U.S. dollar is the functional currency and Japanese yen-denominated cash flows and forecasted Japanese yen-denominated revenue. We currently believe these are our primary exposures to currency rate fluctuation. We have implemented a hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities in excess of one month. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows.

        These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders' equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of October 31, 2008, the fair value of foreign currency forward contracts designated as cash flow hedges is approximately $9 million. This amount is included within current liabilities and the related loss of $7 million (net of tax of $2 million) is included within unrealized losses in accumulated other comprehensive loss.

        We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of assets and liabilities denominated in currencies other than the functional currency. These contracts are generally for a period of 30 days or less and settled by the end of the month. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of interest income and other and offsets the change in fair value of the remeasured assets and liabilities. Verigy does not use derivative financial instruments for trading or speculative purposes.

         Inventory valuation.    Inventory is valued at standard cost, which approximates actual cost computed on a first in first out basis. We assess the valuation of our inventory, including demonstration inventory, on a quarterly basis based upon estimates about future demand and actual usage. To the extent that we determine that we are holding excess or obsolete inventory, we write down the value of our inventory to its net realizable value. Such write-downs are reflected in cost of products and can be material in amount. We recorded net inventory charges of $27 million, $8 million and $7 million in fiscal years 2008, 2007 and 2006, respectively. Our inventory assessment involves difficult estimates of future events and, as a result, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of products and higher income from operations than expected in that period. Once inventory is written down, a new cost basis is established, however, for tracking purposes, write-downs recorded as a reserve on the balance sheet and these inventory reserves are not relieved until the related inventory has been sold or scrapped. Excess and obsolete inventory resulting from shifts in demand or

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

changes in market conditions for raw materials and components can result in significant volatility in our costs of products.

        In our inventory valuation analysis, we also include inventory that we could be obligated to purchase from our suppliers based on our production forecasts. To the extent that our committed inventory purchases exceed our forecasted productions needs, we write down the value of those inventories by taking a charge to our cost of products and increasing our supplier liability.

         Property, plant and equipment.    Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger and the resulting gain or loss is reflected in the combined and consolidated statement of operations. Buildings and improvements are depreciated over ten to forty years, or the lease term if lower, and machinery and equipment over three to ten years. We are currently using the straight-line method to depreciate assets. However, prior to November 1, 2001, assets were being depreciated principally using accelerated methods and will continue to be depreciated under those methods until they are fully depreciated or retired.

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

         Foreign currency translation.    We follow SFAS No. 52, "Foreign Currency Translation" for both the translation and remeasurement of balance sheet and income statement items into U.S. Dollars. For those business units that operate in a local currency functional environment, all assets and liabilities are translated into U.S. Dollars using the exchange rates in effect at the end of the period; revenue and expenses are translated using average exchange rates in effect during each period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders' equity.

        For those business units that operate in a U.S. Dollar functional environment, foreign currency assets and liabilities are remeasured into U.S. Dollars using the exchange rates in effect at the end of the period except for nonmonetary assets and capital accounts, which are remeasured at historical exchange rates. Revenue and expenses are generally translated at monthly exchange rates which approximate average exchange rates in effect during each year, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. An allocation from Agilent of the applicable gains or losses from foreign currency remeasurement for periods prior to June 1, 2006 is included in interest income and other in the combined and consolidated statements of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active" ("FSP 157-3"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating whether SFAS No. 157 will result in a change to our fair value measurements. FSP 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. FSP 157-3 was effective upon issuance in September 2008, including prior periods for which financial statements have not been issued and its adoption in fiscal year 2008 did not impact our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 will be effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact that SFAS No. 141(R) may have on our consolidated financial statements upon adoption in fiscal year 2010.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact that SFAS No. 160 may have on our consolidated financial statements upon adoption in fiscal year 2010.

3. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 161"). In September 2008, the FASB issued FASB Staff Position (FSP) 133-1 and FIN 45-4, "Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP 133-1 and FIN 45-4"). SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and requires that companies must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the company's financial position, performance and cash flow. FSP 133-1 and FIN 45-4 further amends SFAS No. 133 and requires additional disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. It also clarifies the effective date of the adoption of SFAS No. 161, which should be any interim or annual reporting period after November 15, 2008. SFAS No. 161 is effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact that SFAS No. 161 may have on our consolidated financial statements.

4. NET INCOME PER SHARE

        The following is a reconciliation of the basic and diluted net income per share computations for the periods presented below:

	Year Ended October 31,
	2008	2007	2006
Basic Net Income Per Share:
Net income (in millions)	$28	$97	$—
Weighted average number of ordinary shares(1)	59,574	59,190	53,356
Basic net income per share	$0.48	$1.63	$—
Diluted Net Income Per Share:
Net income (in millions)	$28	$97	$—
Weighted average number of ordinary shares(1)	59,574	59,190	53,356
Potentially dilutive ordinary share equivalents—stock options, restricted share units and other employee stock plans(1)	786	693	—

Total shares for purpose of calculating diluted net income per share(1)	60,360	59,883	53,356

Diluted net income per share	$0.47	$1.61	$—

    (1)
    Weighted average shares are presented in thousands.

        The dilutive effect of outstanding options and restricted share units ("RSU") is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation required by SFAS No. 123(R).

4. NET INCOME PER SHARE (Continued)

        The following table presents those options to purchase ordinary shares and restricted share units outstanding which were not included in the computation of diluted net income per share because they were anti-dilutive.

	Year Ended October 31,
	2008	2007	2006(1)
Non-qualified Share Options:
Number of options to purchase ordinary shares (in thousands)	990	436	3,504
Restricted share units:
Number of restricted share units (in thousands)	17	1	197

    (1)
    The options and restricted share units outstanding at October 31, 2006 include approximately 2.2 million option shares and 50,000 restricted share units granted in replacement of unvested Agilent stock options held by Verigy employees on October 31, 2006 in connection with our separation from Agilent.

        Pursuant to the Master Separation and Distribution Agreement and the Employee Matters Agreement entered into between Verigy Ltd. and Agilent Technologies, Inc. in connection with our separation from Agilent (collectively the "Separation Agreements"), on October 31, 2006, Agilent cancelled the unvested Agilent equity awards held by Verigy employees as of October 31, 2006 (the "Original Agilent Awards"). In accordance with the Separation Agreements, and in connection with the cancellation of the Original Agilent Awards, the compensation committee of our board of directors approved and issued under the Verigy Ltd. 2006 Equity Incentive Plan replacement Verigy equity awards to our employees whose Original Agilent Awards were cancelled (the "Replacement Awards").

        Those awards that were provided to employees outside of the United States, where options are impractical and/or infeasible due to local requirement or where other awards may obtain more favorable treatment under Applicable Local Law, were cancelled and immediately replaced with Verigy restricted share units. The number of replaced restricted share units was based on the intrinsic value of the closing price of Agilent stock option on distribution date, divided by the closing price of a Verigy ordinary share on the distribution date.

5. PROVISION FOR TAXES

        We recorded income tax provisions of approximately $12 million, $17 million and $21 million for fiscal years ended October 31, 2008, 2007 and 2006, respectively.

        Through June 1, 2006, Verigy's income tax provision reflected amounts based on Agilent's consolidated tax profile so our income tax provision for the first seven months consisted of allocated expense from Agilent. Since our separation from Agilent on June 1, 2006, our tax provision is fundamentally based on our new operating structure and tax status in the countries where we do business. Prior to June 1, 2006, we considered the U.S. entities as our domestic entities as did Agilent. Following our separation from Agilent, we consider our Singapore entities as our domestic entities since that is where we are incorporated.

        We have negotiated tax incentives with the Singapore Economic Development Board, an agency of the Government of Singapore, which have been approved by Singapore's Ministry of Finance and Ministry of Trade and Industry. Under the incentives, a portion of the income we earn in Singapore during these ten to fifteen year incentive periods is subject to reduced rates of Singapore income tax.

5. PROVISION FOR TAXES (Continued)

The incentive tax rates will expire in various fiscal years beginning in fiscal year 2011. The Singapore corporate income tax rate that would apply, absent the incentives, is 18% for fiscal years 2008 and 2007. Without these incentives, our income taxes would have been higher by $4 million or $0.07 per share (diluted) and $18 million or $0.30 per share (diluted) in fiscal years 2008 and 2007, respectively. In order to receive the benefit of the incentives, we must develop and maintain in Singapore certain functions such as procurement, financial services, order management, credit and collections, spare parts depot and distribution center, a refurbishment center and regional activities like an application development center. In addition to these qualifying activities, we must hire specified numbers of employees and maintain minimum levels of investment in Singapore. We have from two to nine years to phase-in the qualifying activities and to hire the specified numbers of employees. If we do not fulfill these conditions for any reason, our incentive could lapse, our income in Singapore would be subject to taxation at higher rates, and our overall effective tax rate could be between ten to twenty percentage points higher than would have been the case had we maintained the benefit of the incentives.

        Our provision for income taxes for fiscal years 2008, 2007, and 2006 are as follows:

				Seven Months Ended May 31,
			Five Months Ended October 31,		Twelve Months Ended October 31, 2006
	Twelve Months Ended October 31, 2008	Twelve Months Ended October 31, 2007
			2006
	(in millions)
Current:
Domestic (U.S.)	$6	$4	$—	$—	$—
Domestic (Singapore)	6	4	1	—	1
Foreign	8	8	22	10	32
Deferred:
Domestic (U.S.)	(4)	(3)	—	—	—
Domestic (Singapore)	(3)	2	—	—	—
Foreign	(1)	2	(13)	1	(12)

Total tax provision	$12	$17	$10	$11	$21

        The table below shows the geographical mix of our pre-tax profit and loss positions for fiscal years 2008 and 2007, and our pre and post separation income and losses for fiscal year 2006.

				Seven Months Ended May 31,
			Five Months Ended October 31,		Twelve Months Ended October 31, 2006
	Twelve Months Ended October 31, 2008	Twelve Months Ended October 31, 2007
			2006
	(in millions)
Domestic (U.S.)	$3	$(7)	$—	$(6)	$(6)
Domestic (Singapore)	15	107	24	—	24
Foreign	22	14	22	(19)	3

Total net income (loss) before taxes	$40	$114	$46	$(25)	$21

5. PROVISION FOR TAXES (Continued)

        The table below reconciles the differences between our domestic statutory income tax rates and our effective tax rate:

				Seven Months Ended May 31,
			Five Months Ended October 31,		Twelve Months Ended October 31, 2006
	Twelve Months Ended October 31, 2008	Twelve Months Ended October 31, 2007
			2006
	(in millions)
Notional U.S. federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal benefit	(1.4)	(0.8)	1.0	—	2.1
Foreign income taxed at different rates	(18.3)	(14.6)	(6.7)	(70.8)	68.9
Investment income and losses	10.5	(4.0)	—	—	—
Nontaxable gain from reversal of prior years' retirement expenses	—	—	(7.6)	—	(16.6)
R&D credits	(1.9)	(1.2)	—	—	—
Other, net	4.0	0.5	—	—	0.5
Valuation allowance	2.1	—	—	(8.6)	10.1

	30.0%	14.9%	21.7%	(44.4)%	100.0%

        Our income taxes payable were approximately $13 million, $11 million and $15 million, at October 31, 2008, 2007 and 2006 respectively. These amounts are included within income taxes and other taxes payable and long-term income taxes payable. The payables as of fiscal year ended October 31, 2006 represent amounts that had not been settled through the Agilent invested equity account at the fiscal year.

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities used for financial reporting and tax purposes. We had no net deferred

5. PROVISION FOR TAXES (Continued)

tax liabilities as of fiscal years ended October 31, 2008 and 2007. The significant components of deferred tax assets included in the consolidated balance sheets as of October 31, 2008 and 2007 are:

	Year Ended October 31,
	2008	2007
	Deferred Tax Assets	Deferred Tax Assets
	(in millions)
Deferred income tax assets:
Inventory	$14	$7
Property, plant and equipment	1	3
Intangible	10	15
Stock based compensation expense	3	2
Pension liabilities	4	6
Employee benefits, other than retirement	12	3
Other retirement benefits	—	4
Net operating losses and credit carryforwards	9	1
Other comprehensive income	7	—
Other	3	5

Gross deferred income tax assets	63	46
Valuation allowance	(1)	—

Deferred income tax assets	$62	$46

        As of October 31, 2008, our U.S. federal and state net operating loss carryforwards for income tax purposes were approximately $13.1 million and $6.4 million, respectively. If not utilized, the U.S. federal net operating loss carryforwards will begin to expire in 2012 and the state net operating loss carryforwards will begin to expire in 2013. In addition, we have U.S. federal and state research tax credit carryforwards for income tax purposes of approximately $1.9 million and $3.8 million, respectively. If not utilized, the U.S. federal research tax credit carryforwards will begin to expire in 2028. The state research tax credit carryforwards will not expire. Our future utilization for U.S. federal tax purposes of carryforwards attributable to the acquisition of Inovys is subject to an annual I.R.C. Section 382 limitation of $0.7 million.

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

        We had $62 million and $46 million of net deferred tax assets as of October 31, 2008 and 2007, respectively, due primarily to temporary differences between the book and tax basis of the net assets, most of which were acquired upon our separation from Agilent. Upon our separation from Agilent, we did not retain any pre-separation deferred tax assets or liabilities which had resulted from historical temporary differences, net operating losses and credit carryforwards.

        The valuation allowance as of October 31, 2008 was $1 million. The net increase of valuation allowance is attributable to deferred taxes related to capital losses which can only be realized through

5. PROVISION FOR TAXES (Continued)

the generation of future capital gains. Any subsequent reduction of valuation allowance will be recorded as a benefit to our provision for income taxes.

        Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, completion of separation, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. We are subject to audits and examinations of our tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Undistributed earnings of our subsidiaries are indefinitely reinvested in the respective operations. No provision has been made for taxes that might be payable upon remittance of such earnings, nor is it practicable to determine the amount of this liability.

        Effective November 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This interpretation clarifies the criteria for recognizing income tax benefits under FASB Statement No. 109, Accounting for Income Taxes, and requires additional disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48 on November 1, 2007, we recognized $0.4 million increase in our liability for unrecognized income tax benefits and recognized a similar decrease to Retained Earnings. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits is as follows:

Year Ended October 31, 2008
(in millions)
Balance at November 1, 2007	$10
Additions to tax position of prior years	—
Additions for tax positions related to 2008	3
Reduction for tax position of prior years	—
Settlements	—

Balance at October 31, 2008	$13

        At October 31, 2008, the total unrecognized tax benefits of $13 million included approximately $0.5 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $12.5 million of unrecognized tax benefits which are reflected in other long term liabilities. Unrecognized tax benefits of $12.5 million would reduce our income tax provision if recognized, with a remaining $0.5 million affecting goodwill if recognized.

        Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax provision. We had approximately $0.6 million of accrued interest and penalties at the adoption date of November 1, 2007, and approximately $1.2 million of accrued interest and penalties as of October 31, 2008.

        Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. Our 2006 and 2007 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. We are not currently under audit for any tax years.

6. SHARE-BASED COMPENSATION

  2006 Equity Incentive Plan

        On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the "2006 EIP"). A total of 10,300,000 ordinary shares were authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights and restricted share units. At October 31, 2008, there were approximately 4.4 million ordinary shares available for new awards under the 2006 EIP, and approximately 4.7 million ordinary shares reserved for issuance for outstanding stock option and restricted share unit awards.

        Except for replacement options granted in connection with Verigy's separation from Agilent, employee nonqualified stock options have an exercise price of no less than 100% of the fair market value of an ordinary share on the date of grant and, generally, vest at a rate of 25% per year over 4 years. The maximum allowable term is 10 years. Restricted share units awarded to employees pay out in an equal number of ordinary shares and, generally, vest at a rate of 25% per year over 4 years. Options and restricted share units cease to vest upon termination of employment. If an employee terminates employment due to death, disability or retirement at or after age 65 with at least 15 years of service, then the vested portion of the employee's option and restricted share unit award is determined by adding 12 months to the length of his or her actual service, and the option is exercisable as to the vested shares for one year after the date of termination, or, if earlier, the expiration of the term of the option.

        Stock options granted to outside directors have a maximum term of 5 years. Options granted to outside directors prior to the second quarter of fiscal year 2008 become vested on the first anniversary of the grant date, and options granted to outside directors beginning in the second quarter of fiscal year 2008 become vested in four equal quarterly installments from the grant date. Restricted share units granted to outside directors prior to the second quarter of fiscal year 2008 become vested on the first anniversary of the grant date, and units granted to outside directors beginning in the second quarter of fiscal year 2008 become vested in four equal quarterly installments from the grant date. Restricted share units granted to outside directors are paid out on the third anniversary of the grant date. All awards granted to an outside director become fully vested upon the director's termination of services if due to death, disability, retirement at or after age 65, or if in connection with a change in control.

        Ordinary shares are issued for restricted share units on the date the restricted share units vest. The majority of shares issued are net of the minimum statutory withholding requirements, as shares are withheld to cover the tax withholding obligation. As a result, the actual number of shares issued will be less than the number of restricted share units granted. Prior to vesting, restricted share units do not have dividend, voting or other rights associated with ordinary shares.

  2006 Employee Shares Purchase Plan

        On June 7, 2006, our board of directors adopted the 2006 Employee Shares Purchase Plan (the "Purchase Plan"). The Purchase Plan is intended to qualify for favorable tax treatment under section 423 of the U.S. Internal Revenue Code. The total number of shares that were authorized for purchase under the plan is 1,700,000.

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

6. SHARE-BASED COMPENSATION (Continued)

whichever is lower. The maximum number of shares that an employee can purchase is 2,500 shares each offering period and $25,000 in fair market value of ordinary shares each calendar year.

        As of October 31, 2008, a total of 668,416 ordinary shares had been issued as a result of purchases made by participants in our Purchase Plan, including 326,935 shares and 341,481 shares issued in fiscal year 2008 and fiscal year 2007, respectively.

  Share-Based Compensation for Verigy Options and Purchase Plan

        As of November 1, 2005, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock option awards and employee share purchases made under the Purchase Plan.

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

  Share-Based Compensation for Agilent Options Held by Verigy Employees

        Prior to our separation from Agilent, some of our employees participated in Agilent's stock-based compensation plans. Until November 1, 2005, we accounted for stock-based awards, based on Agilent's stock, using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under the intrinsic value method, we recorded compensation expense related to stock options in our combined and consolidated statements of operations when the exercise price of our employee stock-based award was less than the market price of the underlying Agilent stock on the date of the grant. We had no stock option expenses resulting from an exercise price that was less than the market price on the date of the grant in any of the periods presented.

6. SHARE-BASED COMPENSATION (Continued)

  Share-Based Payment Award Activity Related to Verigy Options

        The following table summarizes activities related to stock options for fiscal years 2008 and 2007:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2006(2)	3,504	$14.06
Granted	465	$22.75
Exercised(1)	(626)	$13.60
Cancelled/Forfeited/Expired	(63)	$13.91

Outstanding as of October 31, 2007	3,280	$15.38
Granted	495	$22.28
Exercised(1)	(240)	$13.57
Cancelled/Forfeited/Expired	(84)	$15.39

Outstanding as of October 31, 2008	3,451	$16.50

    (1)
    The total pretax intrinsic value of stock options exercised during fiscal years 2008 and 2007 was $2.5 million and $7.9 million, respectively.

        The following table summarizes activities related to restricted share unit activity for fiscal years 2008 and 2007:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2006(2)	197	$15.47
Granted	817	$19.06
Vested and paid out	(134)	$17.54
Forfeited	(10)	$18.59

Outstanding as of October 31, 2007	870	$18.49
Granted	742	$21.99
Vested and paid out	(292)	$19.46
Forfeited	(56)	$19.72

Outstanding as of October 31, 2008(3)(4)(5)	1,264	$20.27

    (2)
    The options and restricted share units outstanding at October 31, 2006 include approximately 2.2 million option shares and 50,000 restricted share units granted in replacement of unvested Agilent stock options held by Verigy employees on October 31, 2006 in connection with Verigy's separation from Agilent.

6. SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information about all outstanding options to purchase shares of Verigy ordinary shares at October 31, 2008:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$ 7.48 - 15.00	1,506	5.04 years	$13.11	$2,542
$15.01 - 20.00	1,425	6.18 years	$16.67	—
$20.01 - 25.00	115	5.57 years	$23.87	—
$25.01 - 30.00	405	5.36 years	$26.43	—

	3,451	5.57 years	$16.50	$2,542

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy's closing stock price of $14.50 on October 31, 2008, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of October 31, 2008, approximately 1,543,000 outstanding options were vested and exercisable and the weighted average exercise price was $15.20. Among the 1,543,000 outstanding options that were vested and exercisable, the total number of exercisable stock options that were in-the-money was 414,000 and the weighted average exercise price of the in-the-money options was $10.08.

        The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at October 31, 2008:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$14.75 - 15.00(3)	75	$14.97
$15.01 - 20.00(4)	533	$18.30
$20.01 - 25.00	467	$20.83
$25.01 - 30.00(5)	189	$26.53

	1,264	$20.27

    (3)
    The outstanding restricted share units as of October 31, 2008 include 22,000 fully vested units held by outside directors.

    (4)
    The outstanding restricted share units as of October 31, 2008 include 13,000 fully vested units held by outside directors.

    (5)
    The outstanding restricted share units as of October 31, 2008 include 11,000 fully vested units held by outside directors.

        As of October 31, 2008, the total grant date fair value of our outstanding restricted share units was approximately $25.6 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $18.3 million.

6. SHARE-BASED COMPENSATION (Continued)

  Share-based Compensation

        The impact on our results for share-based compensation for Verigy options during fiscal years 2008 and 2007, respectively, were as follows:

	Year Ended October 31,
	2008	2007
	(in millions)
Cost of products and services	$3.1	$2.5
Research and development	2.0	1.7
Selling, general and administrative	11.7	9.6

	$16.8	$13.8

        The impact of share-based compensation expense related to Verigy options on our net income per share for the year ended October 31, 2007 was $0.23 per share on a basic and diluted basis.

        For fiscal years 2008 and 2007, share-based compensation capitalized within inventory was insignificant.

        The weighted average grant date fair value of awards related to Verigy options granted during fiscal years 2008 and 2007 was $9.48 and $9.16 per share, respectively, and was determined using the Black Scholes option pricing model. The tax benefit realized from exercised stock options and similar awards for fiscal year 2008 was $0.7 million, compared to $2.1 million for fiscal year 2007.

        As of October 31, 2008 and 2007, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $30.7 million and $26.0 million, respectively. We expect to recognize the compensation cost related to these share-based awards over a weighted average of 2.28 years.

  Valuation Assumptions for Verigy Options

        The fair value of Verigy options granted during fiscal years 2008 and 2007 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Year Ended October 31,
	2008	2007
Risk-free interest rate for options	3.11%	4.54%
Dividend yield	0.0%	0.0%
Volatility for option	47.2%	41.5%
Expected option life	4.44 years	4.39 years

  Valuation Assumptions for the Purchase Plan

	Year Ended October 31,
	2008	2007
Risk-free interest rate for options	2.05%	5.25%
Dividend yield	0.0%	0.0%
Volatility for option	44.1%	39.1%
Expected option life	6 months	6 months

6. SHARE-BASED COMPENSATION (Continued)

        The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying ordinary shares. The price volatility of our stock price was determined on the date of grant using a combination of the average daily historical volatility and the average implied volatility of publicly traded options of our ordinary shares. Management believes that using a combination of historical and implied volatility is the most appropriate measure of the expected volatility of our share price. Because we have limited historical data, we used data from peer companies to determine our assumptions for the expected option life. For the risk-free interest rate, we used the rate of return on U.S. Treasury Strips as of the grant dates.

7. SHARE REPURCHASE PROGRAM

        On November 27, 2007, our board of directors approved the use of up to $150 million to repurchase up to 10 percent of Verigy's outstanding ordinary shares, or approximately 6 million ordinary shares. On April 15, 2008, at our annual general meeting of shareholders, our shareholders approved the share repurchase program.

        The following repurchases under the above program were completed in the period presented below:

Three Months Ended	Number of Ordinary Shares Repurchased	Weighted Average Price Per Share	Amount of Ordinary Shares Repurchased
	(in thousands)		(in thousands)
July 31, 2008	637	$22.97	$14,630
October 31, 2008(1)	2,000	$19.13	38,271

Program to date as of October 31, 2008	2,637	$20.06	$52,901

    (1)
    No shares were repurchased during October 2008.

        All such shares repurchased are immediately retired and will not be available for future resale. The remaining amount that is authorized under the stock repurchase program is approximately 3.4 million shares or $97 million.

8. INOVYS ACQUISITION

        During fiscal year 2008, we acquired Inovys, a privately held company. Inovys provides innovative solutions for design debug, failure analysis and yield acceleration for complex semiconductor devices and processes. From the acquisition date, the results of operations of Inovys' business are included in our combined and consolidated statements of operations and were not material to revenues or net income for the period following the acquisition. The purchase price was allocated to the acquired net assets based on estimates of fair values. Pro forma results of operations for the acquisition have not been presented as the effect has not been significant for the periods presented.

9. MARKETABLE SECURITIES

        We account for our short-term marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). We classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. We amortize premiums and discounts against interest income over the life of the investment. Our marketable securities are classified as cash equivalents if the

9. MARKETABLE SECURITIES (Continued)

original maturity, from the date of purchase, is ninety days or less. Our marketable securities are classified as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days since we intend to convert them into cash as necessary to meet our liquidity requirements.

        Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each interest rate reset period, investors can buy, sell, or continue to hold the securities at par. As of October 31, 2008, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheet as of October 31, 2008, as our ability to liquidate such securities in the next 12 months is uncertain.

        Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of October 31, 2008 has a carrying value of $368 million, of which approximately $71 million consists of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

        We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, at October 31, 2008, we have recorded an other-than-temporary impairment within the statement of operations for the fiscal year ended October 31, 2008 of $17.4 million (of which $15.9 million was recorded during our fourth quarter) related to a number of our auction rate securities. We have also recorded a temporary impairment within accumulated other comprehensive loss for the fiscal year ended October 31, 2008 of approximately $1.6 million (net of tax of $0.2 million) primarily for our auction rate securities that are backed by pools of student loans guaranteed by the U.S. Department of Education.

        Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the "Reserve Funds"). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their holdings in this bank to zero. We estimated our loss on the Reserve Funds to be approximately $2.1 million based on, among other things, the net asset value that was last published by the Reserve Funds before the funds suspended redemptions and our expected realization. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have reclassified this investment as short-term marketable securities as we believe that it will take up to one year to redeem this investment based on the maximum maturity date of the

9. MARKETABLE SECURITIES (Continued)

underlying securities as well as the proposed liquidation plan and distribution updates received for the funds. This reclassification is reflected in the consolidated statement of cash flows as a cash outflow from investing activities.

        The following table summarizes our marketable security investments as of October 31, 2008:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Short-term marketable securities:
Money market funds	$124	$—	$124
U.S. treasury securities and U.S. government agency securities	63	—	63
Corporate debt securities	111	(1)	110

Total short-term available for sale investments	$298	$(1)	$297

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Long-term marketable securities:
Auction rate securities	$73	$(2)	$71

Total long-term available for sale investments	$73	$(2)	$71

As Reported:
Cash equivalents			$101
Short-term marketable securities			196
Long-term marketable securities			71

Total at October 31, 2008			$368

        The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available-for-sale at October 31, 2008 are shown in the table below based on their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Less than 1 year	$248	$(1)	$247
Due in 1 to 2 years	50	—	50
Due after 2 years	73	(2)	71

Total at October 31, 2008	$371	$(3)	$368

10. INVENTORY

        Inventory, net of related reserves, consists of the following:

	October 31, 2008	October 31, 2007
	(in millions)
Raw Materials	$42	$31
Finished Goods	36	37

Total inventory	$78	$68

        There is approximately $22 million of demonstration products included in finished goods inventory as of October 31, 2008 and $17 million as of October 31, 2007.

        The total cost of products in the combined and consolidated statements of operations for fiscal years 2008, 2007 and 2006 included gross inventory-related charges of $30 million, $12 million and $18 million, respectively, for excess and obsolete inventory on our site, as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, we sold previously written down inventory of $3 million, $4 million, and $11 million, respectively, for the same periods.

11. OTHER CURRENT ASSETS

	October 31, 2008	October 31, 2007
	(in millions)
Current deferred tax assets	$27	$16
Value added tax receivable	10	19
Prepaid taxes	—	6
Other prepayments	4	7
Other receivables	2	3
Other	3	3

Total other current assets	$46	$54

12. PROPERTY, PLANT AND EQUIPMENT, NET

	October 31, 2008	October 31, 2007
	(in millions)
Leasehold improvements	$17	$13
Software	21	21
Machinery and equipment	48	40

Total property, plant and equipment	86	74
Accumulated depreciation and amortization	(44)	(32)

Total property, plant and equipment, net	$42	$42

        We recorded approximately $15 million, $13 million and $9 million of depreciation and amortization expenses for fiscal years 2008, 2007, and 2006, respectively.

13. OTHER LONG TERM ASSETS

	October 31, 2008	October 31, 2007
	(in millions)
Deferred tax assets, non-current	$36	$30
Flexible time off assets	11	15
Investments	6	3
Defined benefit contribution assets	2	2
Lease deposits	6	5
Other	4	4

Total other long term assets	$65	$59

        Our investments consist of investments in private companies accounted for using the cost method as we have no significant influence over the investee. All of our investments are subject to periodic impairment review, which requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. In fiscal years 2008 and 2007, we had an $11 million and a $2 million charge related to the write-off of cost-based equity investments that were determined to be impaired on an other-than-temporary basis. These impairment charges were included as impairment of investments in the combined and consolidated statements of operations. No impairment charges were recorded in fiscal year 2006.

        The flexible time off assets relate to amounts set aside to fund vacation, holiday and flexible time-off benefits for our employees in Germany.

        Information about our pension plans and associated assets are presented in Note 17, "Retirement Plans and Post-Retirement Benefits."

14. GOODWILL

        Our goodwill balance as of October 31, 2008 and 2007 was $18 million for both periods presented. We performed our annual goodwill impairment analysis in the fourth quarter of fiscal year 2008. Based on our fiscal year 2008 impairment assessment, we concluded that we did not have any impairment as of October 31, 2008.

15. GUARANTEES

Standard Warranty

        A summary of our standard warranty accrual activity for fiscal years 2008 and 2007 is shown in the table below: (Also see Note 18, "Other Current Liabilities and Long-Term Liabilities")

	October 31, 2008	October 31, 2007
	(in millions)
Beginning balance at November 1	$9	$6
Accruals for warranties issued during the period	10	13
Accruals related to pre-existing warranties (including charges in estimates)	(2)	6
Settlements made during the period	(12)	(16)

Ending balance at October 31	$5	$9

15. GUARANTEES (Continued)

        In our consolidated balance sheets, standard warranty accrual is presented in other current liabilities.

Extended Warranty

        A summary of our extended warranty deferred revenue activity for fiscal years 2008 and 2007 is shown in the table below:

	October 31, 2008	October 31, 2007
	(in millions)
Beginning balance at November 1	$21	$20
Recognition of revenue	(11)	(10)
Deferral of revenue of new contracts	6	11

Ending balance at October 31	$16	$21

        In our consolidated balance sheets, current deferred revenue is reported separately and long-term deferred revenue is included in long-term liabilities. See Note 18 "Other Current Liabilities and Long-Term Liabilities."

Indemnifications

        As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations.

        Under the agreements we entered into with Agilent at the time of the separation, we will indemnify Agilent in connection with our activities conducted prior to and following our separation from Agilent in connection with our businesses and the liabilities that we specifically assumed under the agreements. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters.

16. RESTRUCTURING

        In fiscal year 2008, we offered an early retirement plan to a number of eligible employees. The total net charges incurred in fiscal year 2008 for this early retirement plan were approximately $2 million, which was recorded within operating expenses.

        For fiscal year 2007, we recorded $3 million of restructuring charges in our cost of sales and approximately $1 million in our operating expenses, in each case relating to headcount reductions as we moved our operations to lower cost regions.

        As of October 31, 2008, we had approximately $1 million of accrued restructuring liability.

16. RESTRUCTURING (Continued)

        A summary of the statement of operations impact of the charges resulting from all restructuring plans for fiscal years ended October 31, 2008, 2007 and 2006 is shown below:

	Year Ended October 31,
	2008	2007	2006
	(in millions)
Net restructuring charges (included in cost of sales)	$—	$3	$7
Net restructuring charges (included in operating expenses)	2	1	17

Total net restructuring charges	$2	$4	$24

17. RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

        Verigy adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)" as of October 31, 2007. Upon adoption, SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the Plan's funded status to be the same as the company's fiscal year-end. The requirement to measure the plan assets and benefit obligations as of the fiscal year-end date will be effective for Verigy by the end of fiscal year 2009.

         Accumulated other comprehensive income (loss).    The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes as of October 31, 2008:

	U.S. Plans	Non-U.S. Plans	Non-pension postretirement benefit plan
	(in millions)
Net transition obligation (asset)	$—	$—	$—
Net prior service cost (credit)	—	—	1.5
Net actuarial loss (gain)	—	9.6	(0.7)

Total net plan	$—	$9.6	$0.8

        We expect to recognize approximately $0.7 million as components of net periodic benefit costs over fiscal year 2009.

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

U.S. Retirement and Post-retirement Health Care Benefits for U.S. Employees

        Effective June 1, 2006, we established a new defined contribution benefit plan ("Verigy 401(k) plan") for our U.S. employees. Our 401(k) plan provides matching contribution of up to 4% of eligible compensation. Eligible compensation consists of base and variable pay. In addition, we also offer a profit sharing plan for our U.S. employees, whereby we will make a maximum 2% contribution to the employee's 401(k) plan if certain annual financial targets are achieved. A small number of our U.S.

17. RETIREMENT PLANS AND POST-RETIREMENT BENEFITS (Continued)

employees meeting certain age and service requirements will also receive an additional 2% profit sharing contribution to their 401(k) plan accounts if certain annual financial targets are achieved.

        For fiscal year 2008, our matching expenses for our U.S. employees under the Verigy 401(k) plan and the Verigy profit sharing plans were $2.4 million and $0.6 million, respectively, compared to $2.2 million and $1.2 million in fiscal year 2007.

        Effective June 1, 2006, we made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy's Retiree Medical Account ("RMA") Plan. At the date of separation, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. For fiscal year 2008 and 2007, the expense amount recognized under the RMA plan was approximately $0.7 million and $0.6 million, respectively. There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

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

         Costs for All U.S. and Non-U.S. Plans.    The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for fiscal years 2008, 2007 and 2006:

	U.S. Plans			Non-U.S. Plans			Total
	Year Ended October 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in millions)
Defined benefit pension plan costs	$—	$—	$2	$7	$6	$5	$7	$6	$7
Defined contribution pension plan costs	3	3	—	1	1	—	4	4	—
Non-pension post-retirement benefit costs	1	1	—	—	—	—	1	1	—

Total retirement-related plans costs	$4	$4	$2	$8	$7	$5	$12	$11	$7

17. RETIREMENT PLANS AND POST-RETIREMENT BENEFITS (Continued)

         Non-U.S. Defined Benefit.    For fiscal years 2008, 2007 and 2006, the net pension costs related to our employees participating in our non-U.S. defined benefit plans were comprised of:

	Year Ended October 31,
	2008	2007	2006
	(in millions)
Service cost—benefits earned during the year	$4.8	$4.1	$3.8
Interest cost on benefit obligation	3.7	2.6	2.0
Expected return on plan assets	(2.7)	(2.0)	(1.7)
Amortization and deferrals:
Actuarial loss	1.3	1.2	0.9

Total net plan costs	$7.1	$5.9	$5.0

         Measurement date.    We use September 30 measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

        Funded status—For fiscal years 2008 and 2007, the funded status of our non-U.S. defined benefit plans were:

	Non-U.S. Defined Benefit Plans
	Year Ended October 31,
	2008	2007
	(in millions)
Change in fair value of plan assets:
Fair value—beginning of period	$43.0	$30.9
Actual return on plan assets	(8.2)	0.6
Employer contributions	2.5	5.6
Participants' contributions	2.3	1.7
Benefits paid	(0.6)	—
Currency impact	(0.3)	4.2

Fair value—end of period	$38.7	$43.0

Change in benefit obligation:
Benefit obligation—beginning of period	$70.0	$55.9
Service cost	4.8	4.1
Interest cost	3.7	2.6
Participants' contributions	2.3	1.7
Actuarial (gain)/loss	(17.3)	(1.0)
Benefits paid	(0.6)	—
Currency impact	(0.2)	6.7

Benefit obligation—end of period	$62.7	$70.0

Funded status of the plans	$(24.0)	$(27.0)
Unrecognized prior service cost	—	—

Accrued benefit cost—end of year	$(24.0)	$(27.0)

Liabilities recorded in the balance sheet:
Liabilities	$(24.0)	$(27.0)

17. RETIREMENT PLANS AND POST-RETIREMENT BENEFITS (Continued)

        As of October 31, 2008 and 2007, the amounts of the obligations for our non-U.S. defined benefit plans were as follows:

	Year Ended October 31,
	2008	2007
	(in millions)
Aggregate projected benefit obligation ("PBO")	$63	$70
Aggregate accumulated benefit obligation ("ABO")	$43	$46

         Assumptions.    The assumptions used to determine the benefit obligations and expense for all of Verigy's defined benefit and post-retirement benefit plans are presented in the tables below. The impacts of the assumptions listed for the fiscal years 2008, 2007 and 2006 have already been recognized in our combined and consolidated statement of operations. The expected long-term return on assets below is based on the historical rate of return for our chosen asset mix of equities and fixed income investments adjusted for anticipated future movements.

        Assumptions used to calculate the net periodic cost in each year were as follows:

	Year Ended October 31,
	2008	2007	2006
U.S. defined benefit plans:
Discount rate	—	—	5.75%
Average increase in compensation levels	—	—	4.00%
Expected long-term return on assets	—	—	8.50%
Non-U.S. defined benefit plans:
Discount rate	2.25 - 5.25%	2.25 - 5.25%	2.25 - 6.00%
Average increase in compensation levels	3.00 - 4.50%	3.00 - 4.50%	2.50 - 5.00%
Expected long-term return on assets	2.75 - 6.00%	2.75 - 6.00%	2.75 - 7.50%
U.S. post-retirement benefits plans:
Discount rate	9.00%	6.25%	5.75%
Expected long-term return on assets	—%	—%	0.00 - 8.50%
Current medical cost trend rate	8.00%	8.00%	8.00 - 10.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%
Medical cost trend rate decreases to ultimate rate in year	2011	2010	2010

        Assumptions used to calculate the benefit obligations and the resulting additional minimum pension liability were as follows:

	Year Ended October 31, 2008	Year Ended October 31, 2007	Year Ended October 31, 2006
Non-U.S. defined benefit plans:
Discount rate	2.25 - 6.25%	2.25 - 5.25%	2.25 - 6.00%
Average increase in compensation levels	2.50 - 4.50%	3.75 - 4.50%	2.50 - 5.00%

18. OTHER CURRENT LIABILITIES AND LONG-TERM LIABILITIES

        Other current accrued liabilities at October 31, 2008 and 2007 were as follows:

	October 31, 2008	October 31, 2007
	(in millions)
Supplier liabilities	$12	$5
Cash flow hedge derivatives	12	—
Accrued warranty costs	5	9
Other	5	6

Total other current liabilities	$34	$20

        Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our current forecasted production and service and support needs. (Also see Note 15, "Guarantees" for additional information regarding warranty accruals).

        Other long-term liabilities at October 31, 2008 and 2007 were as follows:

	October 31, 2008	October 31, 2007
	(in millions)
Long-term extended warranty and deferred revenue	$7	$12
Retirement plan accruals	29	32
Other	—	3

Total long-term liabilities	$36	$47

        Also see Note 17, "Retirement Plans and Post-Retirement Benefits" for additional information regarding retirement plan accruals.

19. COMMITMENTS AND CONTINGENCIES

         Operating Lease Commitments.    The following table reflects our non-cancelable operating lease commitments as of October 31, 2008:

Fiscal Year	Amount
(in millions)
2009	$11
2010	9
2011	7
2012	6
2013	5
Thereafter	21

Total	$59

        As a result of adopting FIN 48, we had $10 million of unrecognized tax benefits, which were recorded as long-term liabilities upon adoption on November 1, 2007. As of October 31, 2008, we had $13 million of unrecognized tax benefits, of which $12.5 million is recorded as long- term liabilities, and an additional $0.5 million, which have been netted against related deferred tax assets.

19. COMMITMENTS AND CONTINGENCIES (Continued)

        Rent expense was $6.3 million, $5.7 million, and $4.6 million for fiscal years 2008, 2007 and 2006, respectively. Prior to our separation from Agilent, Agilent had allocated to us our pro rata portion of expenses for rent, property tax, insurance, and routine maintenance.

        From time to time, we are involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business.

20. OTHER INCOME AND EXPENSE

        The following table presents the components of interest income and other for fiscal years 2008, 2007, and 2006:

	Year Ended October 31,
	2008	2007	2006
	(in millions)
Interest and other income	$16	$17	$4
Net foreign currency gain	6	—	—
Other	1	—	1

Interest income and other	$23	$17	$5

        Interest income and other consists primarily of interest on cash, cash equivalents and investments, gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency as well as gains and losses on foreign exchange balance sheet hedge transactions. These contracts are intended to offset foreign exchange gains and losses from remeasurement, which are generally for a period of 30 days or less and settled by the end of the month.

        In addition, approximately $0.9 million of other income relates to foreign currency remeasurement gains. These gains relate to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006 and 2007. See Note 2 "Summary of Significant Accounting Policies".

        The following table presents the components of impairment of investments for fiscal years 2008, 2007, and 2006:

	Year Ended October 31,
	2008	2007	2006
	(in millions)
Impairment of cost-based equity investments	$(11)	$(2)	$—
Impairment of auction rate securities and money market funds	(20)	—	—

Impairment of investments	$(31)	$(2)	$—

        During fiscal year 2008, we incurred an $11.1 million charge related to the write-off of cost-based equity investment that were determined to be impaired on an other-than-temporary basis. Additionally, we have recorded other-than-temporary impairments within the statement of operations for the fiscal year 2008 of $17.4 million related to auction rate securities and $2.1 million related to our money market funds. See Note 9 "Marketable Securities".

21. SEGMENT & GEOGRAPHIC INFORMATION

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires us to identify the segment or segments we operate in. Based on the standards set forth in SFAS No. 131, we have two operating segments but aggregate the information into one reportable segment: we provide test system solutions that are used in the manufacture of semiconductor devices. Below is the revenue detail for the two product platforms within this segment:

	Year Ended October 31,
	2008	2007	2006
	(in millions)
Net revenue from products
SOC / SIP / High-Speed Memory	$467	$333	$442
Memory	64	282	204

Net revenue from products	531	615	646
Net revenue from services	160	146	132

Total net revenue	$691	$761	$778

Major customers

        In fiscal year 2008, one of our customers accounted for 11.9% of our net revenue. In fiscal year 2007, two of our customers accounted for 31.8% of our total net revenue, with one customer accounting for 21.7% and the other accounting for 10.1% of our net revenue. In fiscal year 2006, one customer accounted for 10.1% of our net revenue.

Geographic Net Revenue Information:

	Year Ended October 31,
	2008	2007	2006
	(in millions)
United States	$116	$215	$245
Singapore	444	428	376
Japan	61	52	79
Rest of the World	70	66	78

Total net revenue	$691	$761	$778

        Net revenue is attributed to geographic areas based on the country in which the customer takes title to our products.

Geographic Location of Property, Plant and Equipment Information:

	October 31, 2008	October 31, 2007
	(in millions)
United States	$15	$13
Singapore	13	17
Germany	8	4
China	4	3
Rest of the World	2	5

Total geographic location of property, plant and equipment	$42	$42

22. SUBSEQUENT EVENTS

Restructuring Program

        In the first quarter of fiscal year 2009, we announced that we are implementing a restructuring program to streamline our organizations and further reduce our operating costs. As part of this restructuring program, we plan to reduce our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements.

QUARTERLY SUMMARY

(Unaudited)

        The following table presents our unaudited quarterly results of operations, in millions, for each of our last eight quarters through the quarter ended October 31, 2008. This table should be read in conjunction with the combined and consolidated audited annual financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited combined and consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or years.

	Quarter Ended
	Oct. 31, 2008	Jul. 31, 2008	Apr. 30, 2008	Jan. 31, 2008	Oct. 31, 2007	Jul. 31, 2007	Apr. 30, 2007	Jan. 31, 2007
	(in millions except for per share amounts)
Net revenue:
Products	$108	$138	$122	$163	$172	$168	$147	$128
Services	42	41	40	37	37	36	36	37

Total net revenue	150	179	162	200	209	204	183	165
Cost of sales:
Cost of products	68	67	56	79	85	85	79	69
Cost of services	28	29	29	28	27	26	25	25

Total cost of sales	96	96	85	107	112	111	104	94

Gross profit	54	83	77	93	97	93	79	71
Operating expenses:
Research and development	25	27	26	25	23	23	22	23
Selling, general and administrative	38	40	37	39	38	38	35	34
Restructuring charges	1	1	—	—	1	—	—	—
Separation costs	—	—	—	—	—	1	1	2

Total operating expenses	64	68	63	64	62	62	58	59

(Loss) income from operations	(10)	15	14	29	35	31	21	12
Interest income and other	6	6	5	6	5	5	4	3
Impairment of investments	(29)	—	(2)	—	—	(2)	—	—

(Loss) income before income taxes	(33)	21	17	35	40	34	25	15
Provision for income taxes	3	3	3	3	8	4	3	2

Net (loss) income	$(36)	$18	$14	$32	$32	$30	$22	$13

Weighted average net income (loss) per share:
Basic:	$(0.60)	$0.30	$0.24	$0.53	$0.53	$0.50	$0.37	$0.22
Diluted:	$(0.60)	$0.29	$0.23	$0.52	$0.52	$0.50	$0.36	$0.22
Weighted average shares (in thousands) used in computing net (loss) income per share:
Basic:	58,416	60,003	60,009	59,875	59,696	59,428	59,004	58,768
Diluted:	58,416	60,853	60,663	60,702	60,483	60,418	59,945	59,099

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2008, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2008, our disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, Verigy's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of October 31, 2008.

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

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.

        The effectiveness of our internal control over financial reporting as of October 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

U.S. Officer Severance Agreements

        On December 16, 2008, the Compensation Committee approved a Second Amended and Restated Severance Agreement to be entered into between the Company and each U.S. officer of the Company. The Second Amended and Restated Severance Agreements bring such agreements into compliance with Section 409A of the Internal Revenue Code and the final regulations and other official guidance thereunder and replace in their entirety the Amended Severance Agreements between the Company and the U.S. officers, approved by the Compensation Committee on March 6, 2008.

        The form of Second Amended and Restated Severance Agreement is filed with this Annual Report on Form 10-K as Exhibit 10.9.1, and is incorporated by reference in this description.

Restructuring Program

        On November 25, 2008, we announced that we are implementing a restructuring program. As part of this restructuring program, the company plans to reduce its global workforce by approximately 10% - 15% through a combination of attrition, voluntary and involuntary terminations, and other workforce reduction actions. The timing and scope of workforce reductions will vary by country, based on local legal requirements. We currently estimate that we will incur restructuring charges in the range of $6 million to $9 million for employee termination costs, costs of exiting facilities, and other related costs which will be recorded in fiscal year 2009 and expect that substantially all of these costs will result in cash expenditures.

PART III

Item 10:    Directors and Executive Officers and Corporate Governance

        Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our 2009 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of our fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

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

Item 11:    Executive Compensation.

        Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions will be incorporated by reference herein from our definitive proxy statement in connection with our 2009 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions will be incorporated by reference herein from our definitive proxy statement in connection with our 2009 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year. Also see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans."

Item 13:    Certain Relationships and Related Transactions, and Director Independence.

        Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions will be incorporated by reference herein from our definitive proxy statement in connection with our 2009 Annual General Meeting of Shareholders, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year.

Item 14:    Principal Accountant Fees and Services.

        Certain information relating to fees of Verigy's independent registered public accounting firm will be incorporated by reference herein from our definitive proxy statement in connection with our 2009 Annual General Meeting of Shareholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements.

    See Index to Combined and Consolidated Financial Statements under Item 8 of this report.

  2.
  Financial Statement Schedule.

        The following financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

VERIGY LTD.
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts	Deductions*	Balance at End of Period
	(in millions)
2008
Allowance for doubtful accounts	$0.1	$—	$—	$0.1
Tax valuation allowance	$—	$1.0	$—	$1.0
2007
Allowance for doubtful accounts	$0.1	$—	$—	$0.1
Tax valuation allowance(**)	$—	$—	$—	$—
2006
Allowance for doubtful accounts	$0.2	$—	$(0.1)	$0.1
Tax valuation allowance(**)	$135.0	$—	$(135.0)	$—

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

VERIGY LTD.
By:	/s/ KEITH L. BARNES Keith L. Barnes Chief Executive Officer

Date: December 19, 2008

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

Signature	Title	Date

/s/ KEITH L. BARNES Keith L. Barnes	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 19, 2008
/s/ ROBERT J. NIKL Robert J. Nikl	Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2008
/s/ STEVEN BERGLUND Steven Berglund	Director	December 19, 2008
/s/ BOBBY CHENG HOO WAH Bobby Cheng Hoo Wah	Director	December 19, 2008
/s/ C. SCOTT GIBSON C. Scott Gibson	Lead Independent Director	December 19, 2008
/s/ ERNEST GODSHALK Ernest Godshalk	Director	December 19, 2008
/s/ EDWARD C. GRADY Edward C. Grady	Director	December 19, 2008
/s/ ERIC MEURICE Eric Meurice	Director	December 19, 2008
/s/ CLAUDINE SIMSON Claudine Simson	Director	December 19, 2008

3.     Exhibits.

        Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between Agilent and Verigy Ltd., effective May 31, 2006	S-1/A	333-132291	2.1	6/5/2006
2.2	General Assignment and Assumption Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.2	6/5/2006
2.3	Intellectual Property Matters Agreement among Agilent, Verigy (Singapore) Pte. Ltd. and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.3	6/5/2006
2.4	Employee Matters Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.4	6/5/2006
2.5	Tax Sharing Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.5	6/5/2006
2.6	Transition Services Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.6	6/5/2006
2.7	Manufacturing Trademark License Agreement between Agilent and Verigy Ltd., effective June 1, 2006	S-1/A	333-132291	2.7	6/5/2006
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.'s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.1**	Form of Indemnity Agreement entered into by Verigy Ltd. with each of its directors and executive officers	S-1/A	333-132291	10.1	5/23/2006
10.2**	2006 Equity Incentive Plan, as amended April 14, 2008	PRE-14A	000-52038	A-1	2/4/2008

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
10.2.1**	Form of Employee Share Option Grant Agreement, as amended December 20, 2006	10-K	333-132291	10.2.1	12/22/2006
10.2.2**	Form of Non-Employee Director Share Option Grant Agreement, as amended December 20, 2006	10-K	333-132291	10.2.2	12/22/2006
10.2.3**	Form of Employee Share Unit Agreement, as amended December 20, 2006	10-K	333-132291	10.2.3	12/22/2006
10.2.4**	Form of Non-Employee Director Share Unit Agreement, as amended December 20, 2006	10-K	333-132291	10.2.4	12/22/2006
10.2.5**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Option Agreement for Employees Located Outside of the United States, as amended December 20, 2006	10-K	333-132291	10.2.5	12.22/2006
10.2.6**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located Outside of the United States, as amended December 20, 2006	10-K	333-132291	10.2.6	12.22/2006
10.2.7**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Option Agreement for Employees Located in France, as amended December 20, 2006	10-K	333-132291	10.2.7	12.22/2006
10.2.8**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located in France, as amended December 20, 2006	10-K	333-132291	10.2.8	12.22/2006
10.2.9**	Form of Replacement Option Award Agreement for U.S. Employees	8-K	000-52038	10.2.9	11/1/2006
10.2.10**	Form of Replacement Option Award Agreement for Employees Outside the U.S.	8-K	000-52038	10.2.10	11/1/2006

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
10.2.11**	Form of Replacement Share Unit Agreement for Employees Located in France	8-K	000-52038	10.2.11	11/1/2006
10.2.12**	Form of Four-Tranche Officer Share Option Agreement	10-K	333-132291	10.2.12	12/22/2006
10.2.13**	Form of Four-Tranche Officer Share Option Agreement for France-Based Officers	10-K	333-132291	10.2.13	12/22/2006
10.2.14**	Form of Four-Tranche Officer Share Option Agreement for Non-U.S. and Non-France based Officers	10-K	000-52038	10.2.14	12/21/2007
10.2.15**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Option Agreement for the Share Options Granted to Pascal Rondé, on June 12, 2006	10-Q	000-52038	10.2.7	3/7/2008
10.2.16**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé, on June 12, 2006	10-Q	000-52038	10.2.8	3/7/2008
10.2.17**	Verigy Ltd. Amended and Restated Replacement Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé, on October 31, 2006	10-Q	000-52038	10.2.11	3/7/2008
10.2.18**	Form of Amended and Restated Four-Tranche Officer Share Option Agreement for Pascal Rondé, effective March 6, 2008	10-Q	000-52038	10.2.13	3/7/2008
10.2.19**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé, on December 13, 2006	10-Q	000-52038	10.2.15	3/7/2008

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
10.2.20**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Pascal Rondé, as revised 2008	10-Q	000-52038	10.2.16	3/7/2008
10.3**	2006 Employee Shares Purchase Plan, as amended December 20, 2006	10-K	333-132291	10.3	12/22/2006
10.4	Global Manufacturing Services Agreement between Agilent Technologies International SÀRL and Flextronics Telecom Services Ltd., effective March 2, 2006	S-1/A	333-132291	10.4	5/24/2006
10.5.1**	Employment Offer Letter to Keith L. Barnes, dated April 4, 2006	S-1/A	333-132291	10.11	5/1/2006
10.5.2**	Letter of Amendment to Employment Offer Letter to Keith L. Barnes, dated May 30, 2007	8-K	000-52038	99.1	5/31/2007
10.5.3**	Second Letter of Amendment to Employee Offer Letter to Keith Barnes, dated June 4, 2008	10-Q	000-52038	10.5.3	6/6/2008
10.6**	Retention Bonus Agreement between Pascal Ronde and Verigy Ltd., dated May 19, 2006	S-1/A	333-132291	10.13	5/23/2006
10.7.1**	Employment Offer Letter to Robert Nikl, dated May 26, 2006	S-1/A	333-132291	10.14	6/1/2006
10.7.2**	Letter of Amendment to Employment Offer Letter to Robert Nikl, dated October 1, 2007	8-K	000-52038	99.1	10/2/2007
10.8	Lease Agreement by and between Verigy US, Inc. and Pau Moulds CPP-A LLC, dated May 31, 2006	10-K	333-132291	10.8	12/22/2006
10.9.1**	Form of Second Amended and Restated Severance Agreement for U.S.-Based Officers
10.9.2**	Form of Equity Award Modification Agreement (Severance Agreement) for officers based in France	10-K	000-52038	10.9.2	12/21/2007

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith
10.9.3**	Form of Equity Award Modification Agreement (Severance Agreement) for officers based in Germany	10-K	000-52038	10.9.3	12/21/2007
10.10**	Description of Verigy's Pay-For-Results Program	10-K	000-52038	10.10	12/21/2007
10.11**	Form of Indemnification Agreement between Verigy US, Inc. and Verigy Ltd.'s Officers and Directors	10-K	333-132291	10.11	12/22/06
10.12**	Employment Offer Letter to Jorge Titinger, dated April 30, 2008	8-K	000-52038	99.2	6/5/2008
21.1	Verigy Ltd.'s Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (see signature page to this Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**
Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to Participate