Form 10-Q
period 2009-01-31
Verigy Ltd.
filed 2009-03-06
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

(+65) 6755-2033

(Registrant’s telephone number, including area code)

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

As of March 3, 2009, there were 58,169,255 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2009	2008
	(in millions, except share and per share amounts)
Net revenue:
Products	$33	$163
Services	35	37

Total net revenue	68	200
Costs of sales:
Cost of products	36	79
Cost of services	23	28

Total costs of sales	59	107
Operating expenses:
Research and development	25	25
Selling, general and administrative	31	39
Restructuring charges	4	—

Total operating expenses	60	64

(Loss) income from operations	(51)	29
Interest income and other	2	6
Impairment of investments	(14)	—

(Loss) income before income taxes	(63)	35
Provision for income taxes	1	3

Net (loss) income	$(64)	$32

Net (loss) income per share – basic:	$(1.09)	$0.53
Net (loss) income per share – diluted:	$(1.09)	$0.52
Weighted average shares (in thousands) used in computing net (loss) income per share:
Basic	58,149	59,875
Diluted	58,149	60,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2009	October 31, 2008
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$170	$144
Short-term marketable securities	130	196
Trade accounts receivable, net	32	74
Inventory	69	78
Other current assets	42	46

Total current assets	443	538
Property, plant and equipment, net	39	42
Long-term marketable securities	56	71
Goodwill	18	18
Other long-term assets	57	65

Total assets	$613	$734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36	$65
Employee compensation and benefits	30	41
Deferred revenue, current	33	53
Income taxes and other taxes payable	5	3
Other current liabilities	28	34

Total current liabilities	132	196
Long-term liabilities:
Income taxes payable	13	13
Other long-term liabilities	36	36

Total liabilities	181	245

Commitments and contingencies (Note 19)
Shareholders’ equity
Ordinary shares, no par value; 58,119,028 and 57,822,242 issued and outstanding at January 31, 2009 and October 31, 2008, respectively
Additional paid in capital	414	406
Retained earnings	40	105
Accumulated other comprehensive loss	(22)	(22)

Total shareholders’ equity	432	489

Total liabilities and shareholders’ equity	$613	$734

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2009	2008
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(64)	$32
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4	4
Gross excess and obsolete inventory-related provisions	13	2
Share-based compensation	5	4
Impairment loss on investments	14	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable, net	33	6
Inventory (Note 11)	(3)	—
Accounts payable	(29)	(8)
Employee compensation and benefits	(11)	(6)
Deferred revenue, current	(11)	(11)
Income taxes and other taxes payable	2	(7)
Other current assets and accrued liabilities	—	1
Other long-term assets and long-term liabilities	—	13

Net cash (used) provided by operating activities	(47)	30
Cash flows from investing activities:
Acquisitions and investment, net of cash acquired	—	(28)
Investments in property, plant and equipment	(2)	(2)
Proceeds from disposition of assets	2	—
Purchases of available for sale marketable securities	(3)	(120)
Proceeds from sales of available for sale marketable securities	4	91
Proceeds from maturities of available for sale marketable securities	72	71

Net cash provided by investing activities	73	12
Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	3	4
Repurchase and retirement of ordinary shares	(2)	—

Net cash provided by financing activities	1	4
Effect of exchange rate movements on cash and cash equivalents	(1)	—

Net increase in cash and cash equivalents	26	46
Cash and cash equivalents at beginning of period	144	146

Cash and cash equivalents at end of period	$170	$192

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	OVERVIEW

Overview

Verigy Ltd. (“we,” “us” or the “Company”) designs, develops, manufactures and supports semiconductor test equipment and provides test system solutions that are used in the manufacture, validation, characterization and production test of System-on-a-Chip (SOC), System-in-a-Package (SIP), high-speed memory and memory devices. In addition to test equipment, our solutions include advanced analysis tools as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments—which are of a normal and recurring nature—necessary to fairly state the financial position, results of operations and cash flows for the dates and periods presented.

In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in interest income and other, related to foreign currency remeasurement gains. These gains relate to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008. Approximately $1.7 million relates to the unrecorded amounts arising from the first quarter of fiscal year 2008. Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years’ financial statements, and the impact of correcting these errors in the third quarter of fiscal year 2008 was not material to the full fiscal year 2008 financial statements.

Reclassifications. Certain amounts disclosed in the notes to the condensed consolidated financial statements for the three months ended January 31, 2008, were reclassified to conform to the presentation used for the three months ended January 31, 2009.

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

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently assessing the impact that SFAS No. 141(R) may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the condensed consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently assessing the impact that SFAS No. 160 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). In September 2008, the FASB issued FASB Staff Position (FSP) 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that companies must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the company’s financial position, performance and cash flow. FSP 133-1 and FIN 45-4 further amends SFAS No. 133 and requires additional disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. It also clarifies the effective date of the adoption of SFAS No. 161, which should be any interim or annual reporting period beginning after November 15, 2008. SFAS No. 161 is effective for us beginning in the second quarter of fiscal year 2009. We are currently evaluating the impact that SFAS No. 161 may have on our condensed consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” to align the impairment guidance in EITF Issue No. 99-20 (EITF), “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in a Securitized Financial Assets” (EITF 99-20), with the impairment guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). The guidance relates to the determination of whether an other-than-temporary impairment has occurred for debt securities classified as available for sale or held to maturity. The adoption of FSP EITF 99-20-1 is effective immediately for us and did not have a material impact on our condensed consolidated financial statements.

4.	FAIR VALUE MEASUREMENTS

We adopted the required portions of the fair value measurement and disclosure provisions of SFAS No. 157 in the first quarter of fiscal year 2009. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Concurrently with the adoption of SFAS No. 157, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of January 31, 2009, we did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities that were not previously measured at fair value.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets or liabilities as of the reporting date. Our Level 1 assets consist of various money market fund deposits all of which are traded in an active market with sufficient volume and frequency of transactions.

Level 2: Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities consist of derivative assets and liabilities, U.S. government agency securities, and corporate debt securities which are priced using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Our derivative assets are immaterial as of January 31, 2009.

Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Our Level 3 assets consist of auction rate securities and money market investments in the Reserve Primary Fund and the Reserve International Liquidity Fund.

The following table sets forth our financial assets that were measured at fair value on a recurring basis as of January 31, 2009:

	Fair Value Measurement at January 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Money market funds	$124	$—	$7	$131
Government agency securities	—	36	—	36
Corporate debt securities	—	87	—	87
Auction rate securities	—	—	56	56

Total assets measured at fair value	$124	$123	$63	$310

Liabilities
Derivative liabilities	$—	$6	$—	$6

Total liabilities measured at fair value	$—	$6	$—	$6

The amounts in the table above are reported in the condensed consolidated balance sheet as of January 31, 2009 as follows:

	Fair Value Measurement at January 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Cash equivalents	$124	$—	$—	$124
Short-term marketable securities	—	123	7	130
Long-term marketable securities	—	—	56	56

Total assets measured at fair value	$124	$123	$63	$310

Liabilities
Other current liabilities	$—	$6	$—	$6

Total liabilities measured at fair value	$—	$6	$—	$6

The following table provides a summary of changes in fair value of our Level 3 financial assets as of January 31, 2009:

	Auction Rate Securities	Money Market Funds
	(in millions)
Balance as of October 31, 2008	$71	$23
Other-than-temporary impairment	(8)	—
Money market redemptions	—	(16)
Transfer out of Level 3 to Level 2 (1)	(7)	—

Balance as of January 31, 2009	$56	$7

(1)	In the first quarter of fiscal year 2008, one of our auction rate securities was converted into a subordinated bond. We have reclassified this bond from long-term marketable securities to short-term marketable securities as it is trading at regular intervals.

5.	NET (LOSS) INCOME PER SHARE

The following is a reconciliation of the basic and diluted net (loss) income per share computations for the periods presented below:

	Three Months Ended January 31,
	2009	2008
Basic Net (Loss) Income Per Share:
Net (loss) income (in millions)	$(64)	$32
Weighted average number of ordinary shares (1)	58,149	59,875
Basic net (loss) income per share	$(1.09)	$0.53
Diluted Net (Loss) Income Per Share:
Net (loss) income (in millions)	$(64)	$32
Weighted average number of ordinary shares (1)	58,149	59,875
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1)	—	827

Total shares for purpose of calculating diluted net (loss) income per share (1)	58,149	60,702
Diluted net (loss) income per share	$(1.09)	$0.52

(1)	Weighted average shares are presented in thousands.

The dilutive effect of outstanding options and restricted share units (“RSU”) is reflected in diluted net income per share, but not loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by SFAS No. 123(R).

The following table presents those options to purchase ordinary shares and restricted share units outstanding which were not included in the computation of diluted net (loss) income per share because they were anti-dilutive:

	Three Months Ended January 31,
	2009	2008
Non-qualified share options:
Number of options to purchase ordinary shares (in thousands)	3,647	438
Restricted share units:
Number of restricted share units (in thousands)	1,500	30

6.	PROVISION FOR INCOME TAXES

For the three months ended January 31, 2009 and 2008, we recorded an income tax provision of approximately $1 million and $3 million, respectively. The decrease in the income tax provision is primarily attributable to a loss before income taxes of $63 million compared to income before income taxes of $35 million for the three months ended January 31, 2009 and 2008, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of audits.

At January 31, 2009, the total unrecognized tax benefits of $13.6 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $13.2 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $13.2 million would affect our income tax provision if recognized, with a remaining $0.4 million affecting goodwill if recognized.

We recognize interest and penalties related to income tax matters as a component of income tax provision. We had approximately $1.4 million of accrued interest and penalties as of January 31, 2009.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. Our 2006 to 2008 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. We are not currently under audit for any tax years.

7.	SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). A total of 10,300,000 ordinary shares were authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and restricted share units. At January 31, 2009, there were approximately 2.5 million ordinary shares available for new awards under the 2006 EIP, and approximately 5.8 million ordinary shares reserved for issuance for outstanding stock option and restricted share unit awards.

Except for replacement options granted in connection with Verigy’s separation from Agilent Technologies, Inc. (“Agilent”), employee nonqualified stock options have an exercise price of no less than 100% of the fair market value of an ordinary share on the date of grant and, generally, vest at a rate of 25% per year over 4 years. The maximum allowable term is 10 years. Restricted share units awarded to employees pay out in an equal number of ordinary shares and, generally, vest quarterly over 4 years. Options and restricted share units cease to vest upon termination of employment. If an employee terminates employment due to death, disability or retirement at or after age 65 with at least 15 years of service, then the vested portion of the employee’s option and restricted share unit award is determined by adding 12 months to the length of his or her actual service or full acceleration for Agilent replacement options, and the option is exercisable as to the vested shares for one year after the date of termination or three years from the date of termination for Agilent replacement options, or, if earlier, the expiration of the term of the option.

Stock options granted to outside directors have a maximum term of 5 years. Options granted to outside directors prior to the second quarter of fiscal year 2008 vested on the first anniversary of the grant date, and options granted to outside directors beginning in the second quarter of fiscal year 2008 vest in four equal quarterly installments from the grant date. Restricted share units granted to outside directors prior to the second quarter of fiscal year 2008 vested on the first anniversary of the grant date, and units granted to outside directors beginning in the second quarter of fiscal year 2008 vest in four equal quarterly installments from the grant date. Restricted share units granted to outside directors are paid out on the third anniversary of the grant date. All awards granted to an outside director become fully vested upon the director’s termination of services if due to death, disability, retirement at or after age 65, or if in connection with a change in control.

Restricted share units are paid out in an equal number of ordinary shares upon vesting for employee awards and three years from the grant date for non-employee director awards. With respect to a majority of the awards, shares are withheld to cover the tax withholding obligation. As a result, the actual number of shares issued will be less than the number of restricted share units granted. Prior to vesting, restricted share units do not have dividend, voting or other rights associated with ordinary shares.

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

As of January 31, 2009, a total of 899,820 ordinary shares had been issued as a result of purchases made by participants in our Purchase Plan, including 375,885 shares issued in the first quarter of fiscal year 2009.

Share-Based Compensation for Verigy Options and Purchase Plan

As of November 1, 2005, we adopted the provisions of SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock option awards, restricted share units and employee share purchases made under the Purchase Plan.

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

Share-Based Award Activity

The following table summarizes stock option activity during the three months ended January 31, 2009:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2008	3,451	$16.50
Granted	238	$9.21
Exercised (1)	—	$7.48
Cancelled / Expired	(42)	$18.48

Outstanding as of January 31, 2009	3,647	$16.00

(1)	The amount and the total pretax intrinsic value of stock options exercised during the three months ended January 31, 2009 were both not material.

The following table summarizes restricted share unit activity during the three months ended January 31, 2009:

	Restricted Share Units
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2008	1,264	$20.27
Granted	1,067	$8.81
Vested and paid out	(147)	$18.87
Forfeited	(22)	$20.68

Outstanding as of January 31, 2009 (2) (3) (4)	2,162	$14.70

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy at January 31, 2009:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$7.48 — 15.00	1,738	4.99 years	$12.58	$55
$15.01 — 20.00	1,401	5.75 years	$16.66	—
$20.01 — 25.00	113	5.17 years	$23.88	—
$25.01 — 30.00	395	4.95 years	$26.44	—

	3,647	5.28 years	$16.00	$55

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $8.31 on January 31, 2009, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of January 31, 2009, approximately 2,015,000 outstanding options were vested and exercisable and the weighted average exercise price was $15.20. Among the 2,015,000 outstanding options that were vested and exercisable, the total number of exercisable stock options that were in-the-money was 66,000 and the weighted average exercise price per share of the in-the-money options was $7.48.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at January 31, 2009:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$8.62 — 15.00 (2)	1,140	$9.20
$15.01 — 20.00 (3)	420	$18.48
$20.01 — 25.00	430	$20.87
$25.01 — 30.00 (4)	172	$26.52

	2,162	$14.70

(2)	The outstanding restricted share units as of January 31, 2009 include approximately 22,000 fully vested units held by outside directors.

(3)	The outstanding restricted share units as of January 31, 2009 include approximately 13,000 fully vested units held by outside directors.

(4)	The outstanding restricted share units as of January 31, 2009 include approximately 11,000 fully vested units held by outside directors.

As of January 31, 2009, the total grant date fair value of our outstanding restricted share units was approximately $31.8 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $18.0 million.

Share-Based Compensation

The impact on our results for share-based compensation for Verigy options, restricted share units and employee share purchases made under the Purchase Plan for the three months ended January 31, 2009 and 2008, respectively, was as follows:

	Three Months Ended January 31,
	2009	2008
	(in millions)
Cost of products and services	$0.8	$0.7
Research and development	0.5	0.5
Selling, general and administrative	3.5	2.7

Total share-based compensation expense	$4.8	$3.9

For the three months ended January 31, 2009 and 2008, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of awards related to Verigy options granted during the three months ended January 31, 2009 and 2008, was $4.36 and $11.34 per share, respectively, and was determined using the Black Scholes option pricing model. The tax benefit realized from exercised stock options and similar awards for the three months ended January 31, 2009 and 2008 was insignificant.

As of January 31, 2009 and 2008, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $36.4 million and $28.3 million, respectively. We expect to recognize the compensation cost related to these share-based awards over a weighted average of 2.91 years.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three months ended January 31, 2009 and 2008 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months Ended January 31,
	2009	2008
Risk-free interest rate for options	1.41%	3.30%
Dividend yield	0.0%	0.0%
Volatility for options	57.0%	47.6%
Expected option life	4.50 years	4.45 years

Valuation Assumptions for the Purchase Plan

	Three Months Ended January 31,
	2009	2008
Risk-free interest rate for ESPP	0.35%	3.35%
Dividend yield	0.0%	0.0%
Volatility for ESPP	59.5%	47.3%
Expected ESPP life	6 months	6 months

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

The following repurchases under the above program were completed in the period presented below:

	Number of Ordinary Shares Repurchased	Weighted Average Price Per Share	Amount of Ordinary Shares Repurchased
	(in thousands)		(in thousands)
Program to date as of October 31, 2008	2,637	$20.06	$52,901
Three months ended January 31, 2009	197	$8.48	$1,669

Program to date as of January 31, 2009	2,834	$19.25	$54,570

All such shares repurchased are immediately retired and will not be available for future resale. The remaining amount that is authorized under the stock repurchase program is approximately 3.2 million shares or $95 million. Given the current market conditions, we have put our share repurchase program on hold.

9.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended January 31,
	2009	2008
	(in millions)
Net (loss) income	$(64)	$32
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2)	—
Change in unrealized losses on marketable securities and investments in other long-term assets, net of tax	(1)	(3)
Change in unrealized losses on derivative instruments qualifying as cash flow hedges, net of tax	3	—

Total comprehensive (loss) income	$(64)	$29

Our derivative financial instruments consist of currency forward exchange contracts and are recorded at fair value on the condensed consolidated balance sheets. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of hedges, if any, are recognized in the condensed consolidated statement of operations. The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive loss as of January 31, 2009 will generally be reclassified into earnings within 12 months. Changes in the fair value of currency forward exchange due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings. The change in forward time value was not material for all periods presented. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in interest income and other in the statement of operations. We did not have any ineffective hedges during the periods presented.

10.	MARKETABLE SECURITIES

We account for our short-term marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). We classify our marketable securities as available for sale at the time of purchase and re-evaluate such designation as of each condensed consolidated balance sheet date. We amortize premiums and discounts against interest income over the life of the investment. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less. Our marketable securities are classified as short-term investments if the original maturity, from the date of purchase, is in excess of ninety days but not more than 12 months.

Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each interest rate reset period, investors can buy, sell, or continue to hold the securities at par. As of January 31, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of January 31, 2009 has a carrying value of $310 million, of which approximately $56 million consists of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, at January 31, 2009, we have recorded an other-than-temporary impairment within the statement of operations for the three months ended January 31, 2009 of $7.7 million related to a number of our auction rate securities. These other-than-temporary impairments are incremental to the $17.4 million recorded during fiscal year 2008. We have also recorded a temporary impairment within accumulated other comprehensive loss for the three months ended January 31, 2009 of approximately $2.8 million (net of tax of $0.2 million) primarily for our auction rate securities that are backed by pools of student loans guaranteed by the U.S. Department of Education.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified this investment as short-term marketable securities as we believe that within one year, we will be able to redeem this investment based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds. We received approximately $16 million from the distribution of these funds during the three months ended January 31, 2009, reducing the value of our remaining holdings of these funds to $7 million at January 31, 2009.

The following table summarizes our marketable security investments as of January 31, 2009:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$131	$—	$131
U.S. government agency securities	36	—	36
Corporate debt securities	86	1	87

Total cash equivalents and short-term marketable securities	$253	$1	$254

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Long-term marketable securities:
Auction rate securities	$60	$(4)	$56

Total long-term available for sale investments	$60	$(4)	$56

As Reported:
Cash equivalents			$124
Short-term marketable securities			130
Long-term marketable securities			56

Total at January 31, 2009			$310

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available for sale at January 31, 2009 are shown in the table below based on their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Less than 1 year	$235	$—	$235
Due in 1 to 2 years	18	1	19
Due after 2 years	60	(4)	56

Total at January 31, 2009	$313	$(3)	$310

11.	INVENTORY

Inventory, net of related reserves, consists of the following:

	January 31, 2009	October 31, 2008
	(in millions)
Raw materials	$42	$42
Finished goods	27	36

Total inventory	$69	$78

There is approximately $23 million of demonstration products included in finished goods inventory as of January 31, 2009 and $22 million as of October 31, 2008.

The total cost of products in the condensed consolidated statements of operations for the three months ended January 31, 2009 and 2008 included gross inventory-related provisions of $13 million and $2 million, respectively, for excess and obsolete inventory on our sites, as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, we sold previously written down inventory of $7 million and $1 million, respectively, for the same periods.

12.	PROPERTY, PLANT AND EQUIPMENT, NET

	January 31, 2009	October 31, 2008
	(in millions)
Leasehold improvements	$16	$17
Software	21	21
Machinery and equipment	49	48

Total property, plant and equipment	86	86
Accumulated depreciation and amortization	(47)	(44)

Total property, plant and equipment, net	$39	$42

We recorded approximately $4 million of depreciation and amortization expense during each of the three months ended January 31, 2009 and 2008.

13.	COST METHOD INVESTMENT

Our investments in private companies are accounted for using the cost method as we have no significant influence over the investee. All of our investments are subject to periodic impairment review, which requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. In the three months ended January 31, 2009, we recorded a $6.2 million other-than-temporary impairment charge related to the write-off of cost method investments. This impairment charge was included as an impairment of investments in the condensed consolidated statements of operations. No impairment charges were recorded during the three months ended January 31, 2008.

14.	GOODWILL AND OTHER LONG-LIVED ASSETS

Our goodwill balance as of both January 31, 2009 and 2008 was $18 million and represents an allocation of goodwill recorded during the separation from Agilent. We review our goodwill for impairment annually in the fourth quarter of our fiscal year (or more frequently if impairment indicators arise). Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Under SFAS 142 “Goodwill and Other Intangible Assets”, we have two reporting units for which we assess goodwill for impairment.

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

We performed a goodwill and long-lived asset impairment analysis during the three months ended January 31, 2009 as we have experienced a sharp deterioration in our results driven by the ongoing crisis in the global economy. Based on this assessment, we concluded that we did not have any impairment as of January 31, 2009.

15.	GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity during the three months ended January 31, 2009 and 2008 is shown in the table below: (Also see Note 18 “Other Current Liabilities and Other Long-Term Liabilities”)

	Three Months Ended January 31,
	2009	2008
	(in millions)
Beginning balance at November 1,	$5	$9
Accruals for warranties issued during the period	1	4
Accruals related to pre-existing warranties (including changes in estimates)	(1)	—
Settlements made during the period	(1)	(4)

Ending balance at January 31,	$4	$9

In our condensed consolidated balance sheets, standard warranty accrual is presented in other current liabilities.

Extended Warranty

A summary of our extended warranty deferred revenue activity for the three months ended January 31, 2009 and 2008 is shown in the table below:

	Three Months Ended January 31,
	2009	2008
	(in millions)
Beginning balance at November 1,	$16	$21
Recognition of revenue	(3)	(2)
Deferral of revenue for new contracts	1	3

Ending balance at January 31,	$14	$22

In our condensed consolidated balance sheets, current deferred revenue is reported separately and long-term deferred revenue is included in long-term liabilities. See Note 18 “Other Current Liabilities and Long-Term Liabilities.”

Indemnification Obligations

As is customary in our industry and as provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees and others with whom we enter into contracts, against combinations of loss, expense or liability arising from various triggering events related to the sale or the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations.

Under the agreements we entered into with Agilent at the time of the separation, we will indemnify Agilent in connection with our activities conducted prior to and following our separation from Agilent in connection with our businesses and the liabilities that we specifically assumed under the agreements we entered into in connection with the separation. These indemnifications cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters.

16.	RESTRUCTURING

In order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy, in the first quarter of fiscal year 2009 we implemented a restructuring program to streamline our organizations and further reduce our operating costs. As part of this restructuring program, we are reducing our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements.

The total charges during our first fiscal quarter of 2009 for this restructuring program were approximately $5.7 million, $1.5 million of which was recorded within cost of sales and the remainder of which was recorded within operating expenses.

As of January 31, 2009, we had approximately $3.8 million of accrued restructuring liability included within other current liabilities on the condensed consolidated balance sheet.

A summary of the statement of operations impact of the charges resulting from all restructuring plans for the three months ended January 31, 2009 and 2008 is shown below:

	Three Months Ended January 31,
	2009	2008
	(in millions)
Restructuring charges (included in cost of sales)	$1.5	$0.2
Restructuring charges (included in operating expenses)	4.2	0.2

Total restructuring charges	$5.7	$0.4

A summary of restructuring activity for all restructuring plans through January 31, 2009 is shown in the table below:

Workforce Reduction
(in millions)
Beginning balance at October 31, 2008	$0.7
Total charge	5.7
Cash payments	(1.9)
Foreign currency impact	(0.7)

Ending balance at January 31, 2009	$3.8

17.	RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

Verigy adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)” as of October 31, 2007. Upon adoption, SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the Plan’s funded status to be the same as the company’s fiscal year-end. The requirement to measure the plan assets and benefit obligations as of the fiscal year-end date will be effective for Verigy by the end of fiscal year 2009.

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

For the three months ended January 31, 2009, our matching expenses for our U.S. employees under the Verigy 401(k) plan and the Verigy profit sharing plans were $0.6 million compared to $0.7 million for the three months ended January 31, 2008.

Effective June 1, 2006, we made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (“RMA”) Plan. At the date of separation, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. For the three months ended January 31, 2009 and 2008, the expense amount recognized under the RMA plan was approximately $0.2 million for both period presented. There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions

Non-U.S. Retirement Benefit Plans. Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Costs for All U.S. and Non-U.S. Plans. The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for the three months ended January 31, 2009 and 2008:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended January 31,
	2009	2008	2009	2008	2009	2008
	(in millions)
Defined benefit pension plan costs	$—	$—	$1.3	$1.7	$1.3	$1.7
Defined contribution pension plan costs	0.6	0.7	0.3	0.3	0.9	1.0
Non-pension post-retirement benefit costs	0.2	0.2	—	—	0.2	0.2

Total retirement-related plans costs	$0.8	$0.9	$1.6	$2.0	$2.4	$2.9

Non-U.S. Defined Benefit. For the three months ended January 31, 2009 and 2008, the net pension costs related to our employees participating in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended January 31,
	2009	2008
	(in millions)
Service cost—benefits earned during the year	$0.8	$1.1
Interest cost on benefit obligation	0.9	0.9
Expected return on plan assets	(0.6)	(0.6)
Amortization and deferrals:
Actuarial loss	0.2	0.3

Total net plan costs	$1.3	$1.7

Measurement date. We use September 30 as the measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

18.	OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current accrued liabilities at January 31, 2009 and October 31, 2008, were as follows:

	January 31, 2009	October 31, 2008
	(in millions)
Supplier liabilities	$12	$12
Derivatives	6	12
Accrued warranty costs	4	5
Other	6	5

Total other current liabilities	$28	$34

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our current forecasted production and service and support needs. (Also see Note 15, “Guarantees” for additional information regarding warranty accruals).

Other long-term liabilities at January 31, 2009 and October 31, 2008, were as follows:

	January 31, 2009	October 31, 2008
	(in millions)
Long-term extended warranty and deferred revenue	$6	$7
Retirement plan accruals	30	29

Total long-term liabilities	$36	$36

Also see Note 17, “Retirement Plans and Post-Retirement Benefits” for additional information regarding retirement plan accruals.

19.	COMMITMENTS AND CONTINGENCIES

As of January 31, 2009, there was no material change in our capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2008.

At January 31, 2009, the total unrecognized tax benefits of $13.6 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $13.2 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $13.2 million would affect our income tax provision if recognized, with a remaining $0.4 million affecting goodwill if recognized.

Rent expense was $1.6 million for both the three months ended January 31, 2009 and 2008, respectively.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business.

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

	Three Months Ended January 31,
	2009	2008
	(in millions)
Net revenue from products:
SOC / SIP / High-Speed Memory	$24	$121
Memory	9	42

Net revenue from products	33	163
Net revenue from services	35	37

Total net revenue	$68	$200

Major customers

For the three months ended January 31, 2009, we had two customers that accounted for greater than 10% of our total net revenue, one of which accounted for 15.7% of our total net revenue and the other accounted for 13.6% of our total net revenue.

For the three months ended January 31, 2008, one of our customers accounted for 12.3% of our total net revenue.

Geographic Net Revenue Information:

	Three Months Ended January 31,
	2009	2008
	(in millions)
United States	$17	$30
Singapore	32	131
Japan	9	24
Rest of the World	10	15

Total net revenue	$68	$200

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Location of Property, Plant and Equipment Information:

	January 31, 2009	October 31, 2008
	(in millions)
United States	$15	$15
Singapore	13	13
Germany	6	8
China	3	4
Rest of the World	2	2

Total geographic location of property, plant and equipment	$39	$42

21.	SUBSEQUENT EVENT

Since market conditions have continued to deteriorate, in the second quarter of fiscal year 2009 we announced a plan to further lower our quarterly operating cost structure to achieve break-even results at revenue levels of $110 million from $125 million. In order to achieve this objective, we will expand our restructuring actions by further reducing our workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements and expect an overall reduction in workforce of approximately 300 employees from the employee number reported in our Annual Report on Form 10-K as of October 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report contains forward-looking statements including, without limitation, statements regarding the anticipated effects of our cost-savings and restructuring efforts, manufacturing operations, research and development activities and expenses, variations in quarterly revenues and operating results, our strategic direction, expenditure in research and development, our future effective tax rate, new product introductions, our liquidity position, our foreign currency risk, the potential impact of adopting new accounting pronouncements, our potential future financial results, the quality of our marketable securities, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, and our lease payment obligations that involve risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” and similar terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

Overview

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. We offer a single platform for each of the two general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices, and our V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages. In the first quarter of fiscal year 2009, we introduced our V6000 Series platform which is the successor to the V5000 platform and was designed to test both flash memory and dynamic random access memory (“DRAM”) devices. Our test platforms are scalable across different frequency ranges, different pin counts and different numbers of devices under simultaneous test. The test platforms’ flexibility also allows for a single test system to test a wide range of semiconductor device applications. Our platform strategy allows us to maximize operational efficiencies such as relatively lower research and development costs, engineering headcount, support requirements and inventory risk. This platform strategy also provides economic benefits to our customers by allowing them to move their complex, feature-rich semiconductor devices to market quickly and to reduce their overall costs. In addition to our test platforms, our product portfolio includes advanced analysis tools as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

As of January 31, 2009, we have installed more than 1,900 V93000 Series systems and almost 2,600 V5000 Series systems worldwide. We have a broad customer base which includes integrated device manufacturers (“IDMs”), test subcontractors, also referred to as subcontractors or outsourced sub-assembly and test providers outsourced sub-assembly and test providers (“OSATs”), which includes specialty assembly, package and test companies as well as wafer foundries, and fables companies that design, but contract with others for the manufacture of integrated circuits (“ICs”).

Basis of Presentation

The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). For a full understanding of our financial position and results of operations, this discussion should be read in conjunction with the condensed consolidated financial statements and related notes presented in this report on Form 10-Q.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30, and July 31. Unless otherwise stated, all dates refer to our fiscal years and fiscal periods.

Amounts included in the accompanying condensed consolidated financial statements are expressed in U.S. dollars. The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain amounts in the condensed consolidated financial statements for the three months ended January 31, 2008 were reclassified to conform to the presentation used for the three months ended January 31, 2009.

In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in interest income and other, related to foreign currency remeasurement gains. These gains relate to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008. Approximately $1.7 million relates to the unrecorded amounts arising from the first quarter of fiscal year 2008. Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years’ financial statements, and the impact of correcting these errors in the third quarter of fiscal year 2008 was not material to the full fiscal year 2008 financial statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been combined and or omitted pursuant to such rules and regulations.

Overview of Results

Our total net revenue for the three months ended January 31, 2009, was $68 million, down $132 million, or 66.0%, from the comparable period in fiscal year 2008, and was down $82 million or 54.7% sequentially. This decrease was due to lower revenue from sales of our memory and SOC platforms. The decline in both of our businesses resulted from substantial declines in the capital spending patterns of semiconductor manufacturer customers and of their subcontractor test partners to which we also sell systems. The ongoing crisis in the global economy as well as the financial markets has driven companies to reassess their use of cash. Many of our customers have announced restructuring activities and significant cost cuts to their capital spending budgets. These factors have caused our customers to delay test system orders, delay delivery of systems ordered and, in one case, payment for several systems previously shipped to a customer was not received.

Our gross margin for the three months ended January 31, 2009, was 13.2%, a decrease of 33.3 percentage points from the comparable period in fiscal year 2008. Gross margin was negatively impacted by the overall decline in product sales with a larger percentage of revenues being generated from service and support, which generally have a lower gross margin than our products. We recorded net excess and obsolescence inventory charges of $6.3 million for the first quarter of fiscal year 2009, compared to $1.0 million recorded for the first quarter of fiscal year 2008. The charge in the first quarter of fiscal year 2009 was primarily related to our memory business, and was a result of both continued weak demand for memory test products in general as well as the impact of the introduction of our new V6000 Series system which was released during the first quarter of fiscal year 2009. We also incurred restructuring charges of approximately $1.5 million during the three months ended January 31, 2009, compared to $0.2 million for the three months ended January 31, 2008.

Our research and development and selling, general and administrative expenses totaled $56 million in the first quarter of fiscal year 2009, down $8 million, or 12.5%, from the comparable period in fiscal year 2008, and down by $7 million sequentially. The decrease in these expenses from the comparable quarter of fiscal year 2008 were primarily driven by lower performance-based compensation, cost savings from the company-wide holiday shut downs and lower overall discretionary spending. These savings were partially offset by a write-off of approximately $3 million of purchased intellectual property as well as higher share-based compensation expense.

Net loss for the three months ended January 31, 2009 was $64 million, compared to net income of $32 million achieved in the comparable period in fiscal year 2008. The loss for the first quarter of fiscal year 2009 was primarily due to the overall decline in revenue combined with other-than-temporary impairments of $13.9 million related to write-downs of our investments and net excess and obsolescence inventory charges of $6.3 million. In the first quarter of fiscal year 2009, we used $47 million in cash for operating activities and our cash and cash equivalents balance as of January 31, 2009 was $170 million.

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had, and will continue to have a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor industry. Historically, these demand fluctuations have resulted in significant variations in our results of operations. This was particularly relevant beginning in the second quarter of fiscal year 2008 where we saw a significant decrease in revenue from our memory platform and experienced some order postponements. We have experienced a similar downturn for our SOC business during the first quarter of fiscal year 2009 due to the deteriorating global economy, which has negatively impacted the entire semiconductor industry. The sharp swings in the semiconductor industry in recent years have generally affected the semiconductor test equipment and services industry more significantly than the overall capital equipment sector.

Furthermore, while we sell to a variety of customers, subcontractors represent a large portion of our customer base. During market troughs, these subcontractors tend to decrease or postpone orders for new test systems and test services more quickly and dramatically as they are more capacity-driven than other customers. As a result, industry downturns may cause a quicker and more significant adverse effect on our business than on the broader semiconductor industry. In addition, although a decline in orders for semiconductor capital equipment may accompany or precede the timing of a decline in the semiconductor market as a whole, recovery in semiconductor capital equipment spending may lag the recovery by the semiconductor industry.

We believe that the worldwide economic recession will continue to negatively affect the semiconductor industry with no near term recovery in sight. However, we will continue to invest in products in anticipation of a recovery in the market, and are working on initiatives to expand our customer base. We remain committed to projects and programs which we believe will allow us to increase our market share and expand into higher growth segments. During the first quarter of fiscal year 2009, in response to the weakened economic conditions, we commenced actions targeted at reducing our quarterly operating cost structure to enable us to achieve break-

even results at revenue levels of $125 million per quarter. Since market conditions have continued to deteriorate, in the second quarter of fiscal year 2009 we announced a plan to further lower our quarterly operating cost structure to achieve break-even results at revenue levels of $110 million. In order to achieve this objective, we will expand our restructuring actions by further reducing our workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements and expect an overall reduction in workforce of approximately 300 employees from the employee number reported in our Annual Report on Form 10-K as of October 31, 2008.

We incurred restructuring charges of $5.7 million for employee termination costs and other related costs in the first quarter of fiscal year 2009. We have reduced our costs by approximately $12 million since the fourth quarter of fiscal year 2008, of which approximately $2 million relates to restructuring activities as described above and the remaining relates to other cost saving initiatives.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. There have been no significant changes during the three months ended January 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2008, filed with the Securities and Exchange Commission on December 19, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently assessing the impact that SFAS No. 141(R) may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the condensed consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently assessing the impact that SFAS No. 160 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). In September 2008, the FASB issued FASB Staff Position (FSP) 133-1 and FIN 45-4, “Disclosures About Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that companies must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the company’s financial position, performance and cash flow. FSP 133-1 and FIN 45-4 further amends SFAS No. 133 and requires additional disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. It also clarifies the effective date of the adoption of SFAS No. 161, which should be any interim or annual reporting period beginning after November 15, 2008. SFAS No. 161 is effective for us beginning in the second quarter of fiscal year 2009. We are currently evaluating the impact that SFAS No. 161 may have on our condensed consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” to align the impairment guidance in EITF Issue No. 99-20 (EITF), “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in a Securitized Financial Assets” (EITF 99-20), with the impairment guidance in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). The guidance relates to the determination of whether an other-than-temporary impairment has occurred for debt securities classified as available for sale or held to maturity. The adoption of FSP EITF 99-20-1 is effective immediately for us and did not have a material impact on our condensed consolidated financial statements.

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry. The semiconductor industry has been highly cyclical with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for semiconductor test equipment and services such as those we offer. We have continued to experience just such a cyclical downturn in our memory business and a have experienced a similar downturn for our SOC business during the first quarter of fiscal year 2009. Historically, our third and fourth fiscal quarters have tended to be our strongest quarters for new orders, while our first fiscal quarter tends to be our weakest quarter for orders. During the first quarter of fiscal year 2009, we experienced weakness in both of our product platforms, negatively impacting our orders during the period. We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products. The seasonality of our business is often masked to a significant extent by the high degree of cyclicality of the semiconductor industry. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In future periods, the market price of our ordinary shares could decline if our revenues and results of operations are below the expectations of analysts and investors. Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of, and else where in, this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months Ended January 31,
	2009	2008
Net revenue:
Products	48.5%	81.5%
Services	51.5	18.5

Total net revenue	100.0	100.0
Cost of sales:
Cost of products	53.0	39.5
Cost of services	33.8	14.0

Total cost of sales	86.8	53.5

Gross margin (1)	13.2	46.5
Operating expenses:
Research and development	36.8	12.5
Selling, general and administrative	45.6	19.5
Restructuring charges	5.8	—
Separation costs	—	—

Total operating expenses	88.2	32.0
(Loss) income from operations	(75.0)	14.5
Interest income and other	2.9	3.0
Impairment of investments	(20.5)	—

(Loss) income before income taxes	(92.6)	17.5
Provision for income taxes	1.5	1.5

Net (loss) income	(94.1)%	16.0%

(1)	Gross margin represents the ratio of gross profit to total net revenue

Net Revenue

	Three Months Ended January 31,		2009 over 2008 Change
	2009	2008
	($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$24	$121	(80.2)%
As a percent of total net revenue	35.3%	60.5%
Memory	9	42	(78.6)%
As a percent of total net revenue	13.2%	21.0%

Net revenue from products	$33	$163	(79.8)%

Net revenue from services	35	37	(5.4)%
As a percent of total net revenue	51.5%	18.5%

Total net revenue	$68	$200	(66.0)%

Our revenue by geographic region for the three months ended January 31, 2009 and 2008 is as follows:

	Three Months Ended January 31,		2009 over 2008 Change
	2009	2008
	($ in millions)
North America	$17	$30	(43.3)%
As a percent of total net revenue	25.0%	15.0%
Europe	$4	$9	(55.6)%
As a percent of total net revenue	5.9%	4.5%
Asia-Pacific, excluding Japan	$38	$137	(72.3)%
As a percent of total net revenue	55.9%	68.5%
Japan	$9	$24	(62.5)%
As a percent of total net revenue	13.2%	12.0%

Total net revenue	$68	$200	(66.0)%

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

Net revenue in the three months ended January 31, 2009 was $68 million, a decrease of $132 million, or 66.0%, from $200 million achieved in the three months ended January 31, 2008. Net product revenue in the three months ended January 31, 2009 was $33 million, a decrease of $130 million, or 79.8%, from $163 million achieved in the three months ended January 31, 2008. These decreases were due to lower revenue from sales of our memory and SOC test systems and lower services revenue. As noted in the “Overview” above, our memory and SOC customers continue to delay tester purchases and have significantly cut their capital budgets due to excess supply and capacity. Our memory and SOC businesses continue to be negatively impacted by the recession and cyclical downturn. We are uncertain as to when the market will recover and expect revenues in the second quarter of fiscal year 2009 to be below the levels achieved in the second quarter of fiscal year 2008.

We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 75.0% and 85.0% of total net revenue in the three months ended January 31, 2009 and 2008, respectively. Net revenue in North America as a percentage of total net revenue was higher by 10 percentage points in the three months ended January 31, 2009, compared to the three months ended January 31, 2008. Net revenue in Asia including Japan as a percentage of total net revenue was lower by 11.4 percentage points in the three months ended January 31, 2009, compared to the three months ended January 31, 2008. The declining revenues in Asia reflects the fact that many contract manufacturers in Asia have excess test capacity and do not need new test systems. Utilization rates have been at an all time low for our subcontractors and the product revenues generated are generally for testers being used primarily for engineering and technology-related testing.

Service revenue for the three months ended January 31, 2009 accounted for $35 million, or 51.5% of net revenue, compared to $37 million, or 18.5% of net revenue in the three months ended January 31, 2008. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered.

Cost of Sales

Cost of Products

	Three Months Ended January 31,		2009 over 2008 Change
	2009	2008
	($ in millions)
Cost of products	$36	$79	(54.4)%
As a percent of product revenue	109.1%	48.5%

Cost of Products. Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The decrease in cost of products of approximately $43 million in the three months ended January 31, 2009, compared to the three months ended January 31, 2008, was primarily due to the decrease in memory and SOC product shipments. This was partially offset by a $5.3 million increase in net excess and obsolete inventory charges primarily driven by the drop in memory tester demand specific to one large memory customer. Our cost of products included $0.5 million of SFAS No. 123(R) share-based compensation expense both in the three months ended January 31, 2009 and 2008.

Cost of products as a percent of net product revenue increased by 60.6 percentage points in the three months ended January 31, 2009, compared to the three months ended January 31, 2008, primarily due to the lower product revenues generated during the quarter as well as an increase in restructuring charges.

Gross excess and obsolete inventory-related provisions in the three months ended January 31, 2009 and 2008 were $13.4 million and $2.0 million, respectively. We also sold previously written down inventory of $7.1 million and $1.0 million in the three months ended January 31, 2009 and 2008, respectively. The sales of previously written down inventory improved our gross margins on product sales by approximately 29.9 percentage points in the three months ended January 31, 2009 and 0.3 percentage points in the three months ended January 31, 2008.

As of January 31, 2009, we held $69 million of inventory, net of $59 million of reserves, composed of $42 million of raw materials, and $27 million of finished goods. Raw materials include approximately $37 million of support inventory. We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended January 31,		2009 over 2008 Change
	2009	2008
	($ in millions)
Cost of services	$23	$28	(17.9)%
As a percent of service revenue	65.7%	75.7%

Cost of Services. Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services for the three months ended January 31, 2009 was $5 million lower compared to the three months ended January 31, 2008. Cost of services as a percent of service revenue decreased by 10 percentage points, from 75.7% in the three months ended January 31, 2008 to 65.7% in the three months ended January 31, 2009. This margin improvement is primarily due to lower performance-based compensation, cost savings from the company-wide holiday shut downs as well as lower discretionary spending. Our cost of services included $0.3 million and $0.2 million of SFAS No. 123(R) share-based compensation expense in the three months ended January 31, 2009 and 2008, respectively.

As a percent of service revenue, cost of services will vary depending on a variety of factors, including the effect of price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended January 31,		2009 over 2008 Change
	2009	2008
	($ in millions)
Research and development	$25	$25	—%
As a percent of total net revenue	36.8%	12.5%

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

Research and development expense was flat in absolute dollars during the three months ended January 31, 2009, compared to the three months ended January 31, 2008. Research and development costs for the three months ended January 31, 2009 included a write-off of approximately $3 million of purchased intellectual property, as compared to no such expense in the prior year period, offset by lower performance-based compensation, cost savings from the company-wide holiday shutdowns as well as lower expenses for product development activities for memory products due to the recent release of the V6000 product. Research and development expense also included $0.5 million of SFAS No. 123(R) share-based compensation expense for both the three months ended January 31, 2009 and 2008. Research and development expense as a percentage of revenue increased by 24.3 percentage points from 12.5% in the three months ended January 31, 2008 to 36.8% in the three months ended January 31, 2009. The increase in research and development expense as a percent of revenue reflected the significantly lower revenue levels in the first quarter of fiscal year 2009 compared to the same time last year.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Three Months Ended January 31,		2009 over 2008 Change
	2009	2008
	($ in millions)
Selling, general and administrative	$31	$39	(20.5)%
As a percent of total net revenue	45.6%	19.5%

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

Selling, general and administrative expense decreased by $8 million in absolute dollars in the three months ended January 31, 2009, compared to the three months ended January 31, 2008. The decrease was primarily due to lower costs for performance-based compensation, costs savings from the company-wide holiday shutdowns and reduced discretionary spending. These costs were partially offset by higher share-based compensation expenses. Selling, general and administrative expense included approximately $3.5 million of share-based compensation expenses in the three months ended January 31, 2009, compared to $2.7 million of such expenses in the three months ended January 31, 2008.

Restructuring Charges

In order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy, in the first quarter of fiscal year 2009 we implemented a restructuring program to streamline our organizations and further reduce our operating costs. As part of this restructuring program, we are reducing our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements. The restructuring program was designed to decrease our quarterly operating cost structure to enable us to achieve break-even results at revenue levels of $125 million per quarter. The total charges during our first fiscal quarter for this restructuring program were approximately $5.7 million, $1.5 million of which was recorded within cost of sales and the remainder of which was recorded within operating expenses. We have reduced our costs by approximately $12 million since the fourth quarter of fiscal year 2008, of which approximately $2 million relates to restructuring activities as described above and the remaining relates to other cost saving initiatives.

As of January 31, 2009, we had approximately $3.8 million of accrued restructuring liability included within other current liabilities on the condensed consolidated balance sheet.

Since market conditions have continued to deteriorate, in the second quarter of fiscal year 2009 we announced a plan to further lower our quarterly operating cost structure to achieve break-even results at revenue levels of $110 million from $125 million. In order to achieve this objective, we will expand our restructuring actions by further reducing our workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements and expect an overall reduction in workforce of approximately 300 employees from the employee number reported in our Annual Report on Form 10-K as of October 31, 2008.

Other Income and Expense

The following table presents the components of interest income and other for the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31
	2009	2008
	(in millions)
Interest and other income	$2	$5
Net foreign currency gain	—	1

Interest income and other	$2	$6

Interest income and other consists primarily of interest on cash, cash equivalents and investments, gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency, as well as gains and losses on foreign exchange balance sheet hedge transactions. These contracts are intended to offset foreign exchange gains and losses from remeasurement, which are generally for a period of 30 days or less and settled by the end of the month.

The following table presents the components of impairment of investments for the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31
	2009	2008
	(in millions)
Impairment of cost-based investments	$(6)	$—
Impairment of auction rate securities	(8)	—

Impairment of investments	$(14)	$—

During the three months ended January 31, 2009, we incurred a $6.2 million charge related to the write-off of cost-based equity investment that was determined to be impaired on an other-than-temporary basis. Additionally, we have recorded other-than-temporary impairments within the statement of operations for the three months ended January 31, 2009 of $7.7 million related to auction rate securities. These other-than-temporary impairments are incremental to the $17.4 million recorded during fiscal year 2008. See Note 10 “Marketable Securities.”

Provision for Income Taxes

For the three months ended January 31, 2009 and 2008, we recorded income tax provision of approximately $1 million and $3 million, respectively. The decrease in income tax provision is primarily attributable to a loss before income taxes of $63 million compared to income before income taxes of $35 million for the three months ended January 31, 2009 and 2008, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of audits.

At January 31, 2009, the total unrecognized tax benefits of $13.6 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $13.2 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $13.2 million would affect our income tax provision if recognized, with a remaining $0.4 million affecting goodwill if recognized.

We recognize interest and penalties related to income tax matters as a component of income tax provision. We had approximately $1.4 million of accrued interest and penalties as of January 31, 2009.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. Our 2006 to 2008 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. We are not currently under audit for any tax years.

Goodwill and Long-Lived Assets

Our goodwill balance as of both January 31, 2009 and 2008 was $18 million and represents an allocation of goodwill recorded during the separation from Agilent. We review our goodwill for impairment annually in the fourth quarter of our fiscal year (or more frequently if impairment indicators arise). Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Under SFAS 142 “Goodwill and Other Intangible Assets”, we have two reporting units for which we assess goodwill for impairment.

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

We performed a goodwill and long-lived asset impairment analysis during the three months ended January 31, 2009 as we have experienced a sharp deterioration in our results driven by the ongoing crisis in the global economy. Based on this assessment, we concluded that we did not have any impairment as of January 31, 2009. If the economy continues to deteriorate, we may be required to record a non-cash impairment charge relating to these assets.

Financial Condition

Liquidity and Capital Resources

As of January 31, 2009, we had $170 million in cash and cash equivalents, compared to $144 million as of October 31, 2008. This increase in cash was primarily due to cash proceeds from the maturities of available for sale securities and the reduction in receivables, partially offset by the net loss of $64 million.

Net Cash (Used in) Provided by Operating Activities

In the three months ended January 31, 2009, we used $47 million in cash for operating activities, compared to $30 million generated in the three months ended January 31, 2008. The $47 million cash used during the three months ended January 31, 2009, was a result of $64 million of net loss, a $33 million reduction in receivables as a result of customer payments, and $2 million increase in income tax and other taxes payable. Also during the three months ended January 31, 2009, we had non-cash charges of $4 million from depreciation and amortization expense, $13 million from gross excess and obsolete inventory provisions, $5 million of net share-based compensation costs and a $14 million impairment loss on marketable securities and cost method investments. These impacts were partially offset by an increase of $3 million in inventory and decreases of $29 million in payables, $11 million in employee compensation and benefits, and $11 million in deferred revenue.

In the three months ended January 31, 2008, we generated $30 million in cash from operating activities. The $30 million cash generation during the three months ended January 31, 2008, was the result of $32 million of net income, a $6 million reduction in receivables and a change in net assets of $14 million. Also, during the three months ended January 31, 2008, we had non-cash charges of $4 million in depreciation and amortization expense, $2 million from gross excess and obsolete inventory provisions and $4 million of SFAS No. 123(R) share-based compensation costs. These impacts were partially offset by decreases of $8 million in payables, $6 million in employee compensation and benefits, $11 million in deferred revenue and $7 million in income taxes and other taxes payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in the three months ended January 31, 2009 was $73 million, compared to $12 million provided in the three months ended January 31, 2008. The net cash generated was primarily related to the proceeds from the maturities and sale of available for sale marketable securities of $76 million and proceeds from the disposition of assets of $2 million. This was partially offset by purchases of available for sale marketable securities of $3 million and investments made for property, plant and equipment of $2 million. Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each interest rate reset period, investors can buy, sell, or continue to hold the securities at par. As of January 31, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of January 31, 2009 has a carrying value of $310 million, of which approximately $56 million consists of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, at January 31, 2009, we have recorded an other-than-temporary impairment within the statement of operations for the three months ended January 31, 2009 of $7.7 million related to a number of our auction rate securities. These other-than-temporary impairments are incremental to the $17.4 million recorded during fiscal year 2008. We have also recorded a temporary impairment within accumulated other comprehensive loss for the three months ended January 31, 2009 of approximately $2.8 million (net of tax of $0.2 million) primarily for our auction rate securities that are backed by pools of student loans guaranteed by the U.S. Department of Education.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified this investment as short-term marketable securities as we believe that within one year, we will be able to redeem this investment based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds. We received approximately $16 million from the distribution of these funds during the three months ended January 31, 2009, reducing the value of our remaining holdings of these funds to $7 million at January 31, 2009.

Net cash provided by investing activities in the three months ended January 31, 2008, was $12 million. The net cash generated was primarily related to the net proceeds from the purchase, maturities and sales of available for sale marketable securities of $42 million. Cash generated from our available for sale marketable securities was partially offset by cash paid for the acquisition of Inovys and other investments of $28 million, net of cash acquired and investments made in property, plant and equipment of $2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended January 31, 2009 was $1 million, compared to $4 million provided in the three months ended January 31, 2008. The $1 million net cash provided in the three months ended January 31, 2009 was comprised of approximately $3 million from contributions by participants to our employee shares purchase plan, pursuant to which 375,885 shares were issued in first quarter of fiscal year 2009, offset by approximately $2 million of repurchase and retirement of ordinary shares. In the second quarter of fiscal year 2008, our shareholders approved the share repurchase program, which provides our directors authority to acquire up to 10 percent, or approximately 6 million shares, of our outstanding ordinary shares.

Net cash provided by financing activities in the three months ended January 31, 2008, was $4 million. The $4 million net cash proceeds in the three months ended January 31, 2008 was comprised of approximately $1 million from the exercise of employee stock options, $3 million from contributions by participants of our Employee Share Purchase Plan, for which 155,030 shares were issued in the three months ended January 31, 2008.

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

We believe that existing cash, cash equivalents and short-term marketable securities of approximately $300 million will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months. We may require or choose to obtain debt or equity financing in the future. We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

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

The following table summarizes our contractual obligations at January 31, 2009 (in millions):

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$55	$11	$16	$12	$16
Commitments to contract manufacturers and suppliers	90	90	—	—	—
Other purchase commitments	50	50	—	—	—
Long-term liabilities	36	—	6	30	—

Total	$231	$151	$22	$42	$16

The contractual obligation table excludes our long-term income taxes payable liabilities because we cannot make a reliable estimate of the timing of cash payments. As of January 31, 2009, we had $13.6 million of unrecognized tax benefits, of which $13.2 million is recorded as long-term liabilities, and an additional $0.4 million have been netted against related deferred tax assets.

Operating leases. Commitments under operating leases relate primarily to leasehold property. We have entered into long-term lease arrangements for our corporate headquarters in Singapore, our principal U.S. facility in Cupertino, California, and our Boeblingen, Germany facility, the site of our V93000 Series platform development. We have also entered into long-term lease arrangements for our ASIC development office in Colorado, as well as other sales and support facilities around the world.

Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and, historically, we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 7% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $12 million as of both January 31, 2009 and October 31, 2008. These amounts are included in other current liabilities in our condensed consolidated balance sheets at January 31, 2009 and October 31, 2008.

Other purchase commitments. Other purchase commitments relate primarily to contracts with professional services suppliers, which include third-party consultants for legal, finance, engineering and other administrative services. With the exception of our IT service providers, our purchase commitments from professional service providers are typically cancelable with a notice of 90 days or less without significant penalties. The agreement with our primary IT service provider requires notice of 120 days and includes a termination charge of up to approximately $1.1 million in order to cancel our long-term contract.

Long-term liabilities. Long-term liabilities relate primarily to $30 million of defined benefit and defined contribution retirement obligations, and $6 million of extended warranty and deferred revenue obligations. Upon our separation from Agilent, the defined benefit plans for our employees located in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date. We made approximately $2 million of contributions to the retirement plans for fiscal year 2008. We expect expenses of approximately of $6 million in fiscal year 2009 for the retirement plans, and we plan on making cash contributions of $2 million.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of January 31, 2009 or October 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency Risk

We conduct business on a global basis in a number of major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales are denominated in U.S. dollars except for certain of our revenues that are denominated in Japanese yen. Services and support sales are denominated primarily in local currency after the initial product sale. A significant amount of expenses are denominated in Euro for certain expenses such as employee payroll and benefits as well as other expenses that are paid in local currency. In addition, other expenses related to our non-U.S. and non-European offices are denominated in the countries’ local currency. As such, we enter into cash flow and balance sheet hedges to mitigate our foreign currency risk.

We currently enter into foreign currency forward contracts to minimize the short-term impact of the exchange rate fluctuations on Euro-denominated cash flows, where the U.S. dollar is the functional currency, and Japanese yen-denominated cash flows and forecasted Japanese yen-denominated revenue. We currently believe these are our primary exposures to currency rate fluctuation. We have implemented a cash flow hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities in excess of one month. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows.

These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of January 31, 2009, the fair value of foreign currency forward contracts designated as cash flow hedges is approximately $5 million. This amount is included within current liabilities and the related loss of $3 million (net of tax of $2 million) is included within unrealized losses in accumulated other comprehensive loss.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2009, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact as of January 31, 2009, and our interest income would have changed by approximately $0.2 million for the three months ended January 31, 2009.

Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each interest rate reset period, investors can buy, sell, or continue to hold the securities at par. As of January 31, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of January 31, 2009 has a carrying value of $310 million, of which approximately $56 million consists of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, at January 31, 2009, we have recorded an other-than-temporary impairment within the statement of operations for the three months ended January 31, 2009 of $7.7 million related to a number of our auction rate securities. These other-than-temporary impairments are incremental to the $17.4 million recorded during fiscal year 2008. We have also recorded a temporary impairment within accumulated other comprehensive loss for the three months ended January 31, 2009 of approximately $2.8 million (net of tax of $0.2 million) primarily for our auction rate securities that are backed by pools of student loans guaranteed by the U.S. Department of Education.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified this investment as short-term marketable securities as we believe that within one year, we will be able to redeem this investment based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds. We received approximately $16 million from the distribution of these funds during the three months ended January 31, 2009, reducing the value of our remaining holdings of these funds to $7 million at January 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 31, 2009, pursuant to and as required by

Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and

Chief Financial Officer have concluded that, as of January 31, 2009, our disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, Verigy’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome litigation is uncertain, we do not expect that the ultimate costs to resolve ordinary-course matters that may arise to have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

The following risk factors, “Current global economic conditions may continue to adversely affect our business,” “Our business and operating results could be harmed by the highly cyclical nature of the semiconductor industry,” “We cannot ensure that we will be able to reduce our expenses as planned, and if we are unable to do so, our operating results will be harmed,” “We have a limited ability to quickly or significantly reduce our costs, which makes us particularly vulnerable to the highly cyclical nature of the semiconductor industry,” “The market for semiconductor test equipment and services is highly concentrated, and we have limited opportunities to sell our test equipment and services,” “Failure to accurately estimate our customers’ demand and plan the production of our new and existing products could adversely affect our inventory levels and our income,” “Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income,” “We may be required to record a significant charge to earnings if our investments in equity interests become impaired,” “We may be required to record a significant charge to earnings if our goodwill becomes impaired,” “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographies outside of the United States,” “At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors,” have been updated from the version of these risk factors set forth in our Annual Report on Form 10-K for the year ended October 31, 2008.

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

Risks Relating to Our Business

Current global economic conditions may continue to adversely affect our business.

Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions and may remain depressed for the foreseeable future. A sharp drop in demand and uncertainties in the financial and credit markets have caused our customers to postpone deliveries of ordered systems and placement of new orders. As a result, our revenues for the three months ended January 31, 2009 declined to $68 million, a 66.0% decrease from the $200 million recorded in the three months ended January 31, 2008. Continued uncertainties may continue to affect, sales of our products and services.

While we believe we have a strong customer base, the semiconductor industry is experiencing a severe downturn. As a result of these conditions, consolidation of industry participants appears likely, and certain significant manufacturers have declared bankruptcy or have otherwise announced an inability to meet their obligations at they come due. As a result, while we have recently experienced strong collections in the past, we have experienced collection issues and, if the current market conditions continue to deteriorate and incur losses, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our cash flow and liquidity.

In addition, the recent tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and therefore harm our business and operating results. We cannot predict the timing, duration of or effect on our business of the economic slowdown or the timing or strength of a subsequent recovery.

Our business and operating results could be harmed by the highly cyclical nature of the semiconductor industry.

Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers. Historically, the semiconductor industry has been highly cyclical with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for semiconductor test equipment and services such as those we offer. Furthermore, because we have a high proportion of customers that are subcontractors, which during market downturns tend to reduce or cancel orders for new test systems and test services more quickly and dramatically than other customers, any downturn may cause a quicker and more significant adverse impact on our business than on the broader semiconductor industry. As a consequence, during these periods, we have experienced significant reductions in new orders for the products and services we offer, postponement or cancellation of existing customer orders, erosion of selling prices and write-offs of excess and obsolete inventory and related charges for liabilities to our contract manufacturing partners. We believe that the downturn we are experiencing goes beyond the normal cycles of the semiconductor industry, and is driven by the overall global economic conditions. We expect, however, that even when the global economic conditions improve, our business will nonetheless continue to be subject to cyclical downturns.

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

In the first quarter of fiscal year 2009, we implemented a restructuring program to streamline our organization and further reduce operating costs in order to address the cyclical downturn in both the memory and SOC businesses. As part of this restructuring plan, we are reducing our global workforce through a combination of attrition, voluntary and involuntary terminations, and other workforce reduction programs consistent with local legal requirements. Since market conditions have continued to deteriorate, in the second quarter of fiscal year 2009 we announced a plan to further lower our quarterly operating cost structure to achieve break-even results at revenue levels of $110 million from $125 million. In order to achieve this objective, we will expand our restructuring actions by further reducing our workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements and expect an overall reduction in workforce of approximately 300 employees from the employee number reported in our Annual Report on Form 10-K as of October 31, 2008. We have also implemented salary reductions, holiday shutdowns, cut back significantly on our use of temporary workers and reduced discretionary spending.

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

Historically, downturns in the semiconductor industry have affected the test equipment and services market more significantly than the overall semiconductor industry. A significant portion of our overall costs are fixed. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues. Moreover, to remain competitive even during downturns in the semiconductor industry or generally, we must maintain a significant level of costs, including fixed costs. As a consequence, the cost reductions we expect to implement during the current economic downturn, and similar measures we may take in future downturns, may not be sufficient to remain profitable through the downturn.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services generally, including our test equipment and services. For the three months ended January 31, 2009, revenue from our top ten customers accounted for approximately 60.8% of our total net revenue, with two customer individually accounting for more than 10% of our total net revenue. Consolidation in the semiconductor industry is increasing this concentration. Accordingly, we expect that sales of our products will continue to be concentrated with a limited number of large customers for the foreseeable future. Our financial results will depend in large part on this concentrated base of customers’ sales and business results. Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

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

In addition, the global current economic downturn is causing significant disruption among the semiconductor manufacturing companies, including our customers. Two customers, Qimonda and Spansion, have filed for protection under applicable bankruptcy laws. Moreover, there have been public announcements of consolidation discussion among industry players. The loss of a significant customer, whether as a result of a failure or consolidation, will further concentrate, and could adversely impact, the market for our products.

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

Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers’ orders. In order to meet anticipated demand, we must order components and build some inventory before we actually receive purchase orders, which includes inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. Our results could be harmed if we do not accurately estimate our customers’ product demands and are unable to adjust our purchases with market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products. During a market downturn, we could have excess inventory that we would not be able to sell, resulting in inventory write-downs and in potential related liabilities to or contract manufacturing partners. For the three months ended January 31, 2009, we recorded net excess and obsolete inventory charges of $6 million, of which $5 million related to our memory test business as a result of continued weakness in the memory market that occurred during the first quarter of fiscal year 2009. Having insufficient or excess inventory could have a material adverse effect on our business, financial condition and results of operations.

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

As our customers’ product requirements are diverse and subject to frequent change, we also need to ensure that we have an adequate mix of products that meet our customers’ varying requirements. If we fail to adequately predict our customers’ needs and technological advances, we may invest heavily in research and development of test equipment that does not lead to significant revenue, or we may fail to invest in technology necessary to meet changing customer demands. Without the timely introduction of new or upgraded test equipment that reflects technological advances, our test equipment and services would likely become obsolete, we may have difficulty retaining customers and our revenue and operating results would suffer.

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

As of January 31, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of January 31, 2009 has a carrying value of $310 million, of which approximately $56 million consists of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, at January 31, 2009, we have recorded an other-than-temporary impairment within the statement of operations for the three months ended January 31, 2009 of $7.7 million related to a number of our auction rate securities. These other-than-temporary impairments are incremental to the $17.4 million recorded during fiscal year 2008. We have also recorded a temporary impairment within accumulated other comprehensive loss for the three months ended January 31, 2009 of approximately $2.8 million (net of tax of $0.2 million) primarily for our auction rate securities that are backed by pools of student loans guaranteed by the U.S. Department of Education.

We may be required to record a significant charge to earnings if our investments in equity interests become impaired.

We are required under generally accepted accounting principles to review our equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of an investment in equity interest may not be recoverable include a decline in the operating performance of an equity investee if a private company. In the past we have made, and in the future may make, significant or minority equity investments in complementary businesses, products or technologies. If the operating performance of the companies in which we make equity investments declines, we may be required to record a charge, which may be significant, to earnings in our condensed consolidated financial statements during the period in which impairment of our investments in equity interests is determined. This could adversely impact our results of operations. During the three months ended January 31, 2009, we recorded a $6.2 million other-than-temporary impairment charge related to the write-off of a cost method investment. This impairment charge was included as an impairment of investments in the condensed consolidated statements of operations.

We may be required to record a significant charge to earnings if our goodwill becomes impaired.

We are required under generally accepted accounting principles to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. At January 31, 2009, we had $18 million of goodwill. We completed a goodwill impairment analysis in the first quarter of our fiscal year 2009 and concluded that we did not have any impairment. However, if we continue to see deterioration in the global economy and the current market conditions in the semiconductor industry worsen, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

Our headquarters are in Singapore, our manufacturing of final assembly and test is outsourced largely to Flextronics, and we sell our products and services worldwide. As a result, our business is subject to risks associated with doing business internationally. Revenue from customers in Asia-Pacific (including Japan) accounted for approximately 69.1% and 80.5% for the three months ended January 31 2009 and 2008, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region, including continuing to transition our volume contract manufacturing processes to Flextronics in China.

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

The trading price of our ordinary shares has at times fluctuated significantly. For example, during the three months ended January 31, 2009, the trading price of our ordinary shares ranged from a low of $7.76 to a high of $14.40. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 27, 2007, we announced that our board of directors authorized a share purchase program. The program authorizes our directors to use up to $150 million to repurchase up to 10 percent of Verigy’s outstanding ordinary shares, or approximately 6 million shares. This share purchase program will continue in effect until the earlier of the date of our 2009 annual general meeting of shareholders or the date by which our 2009 annual general meeting of shareholders is required to be held. All of the shares repurchased under the program were purchased on the open market and were funded with existing cash. All ordinary shares that were repurchased as of January 31, 2009 have been cancelled. The following table summarizes repurchases of our ordinary stock during the three months ended January 31, 2009 (in thousands, except the per share amounts):

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2008 – November 30, 2008	—	$—	—	$97,099,181
December 1, 2008 – December 31, 2008	42,301	$9.44	42,301	$96,700,030
January 1, 2009 – January 31, 2009	154,471	$8.22	154,471	$95,429,940

Total	196,772	$8.48	196,772

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

10.2.21**	2006 Equity Incentive Plan Non-US Sub-Plans and Addenda					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2009	By:	/S/ ROBERT J. NIKL
ROBERT J. NIKL
Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

10.2.21**	2006 Equity Incentive Plan Non-US Sub-Plans and Addenda					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.