Form 10-Q
period 2009-04-30
Verigy Ltd.
filed 2009-06-05
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 2, 2009, there were 58,275,132 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share amounts)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net revenue:
Products	$42	$122	$75	$285
Services	29	40	64	77

Total net revenue	71	162	139	362
Costs of sales:
Cost of products	30	56	66	135
Cost of services	19	29	42	57

Total costs of sales	49	85	108	192
Operating expenses:
Research and development	20	26	45	51
Selling, general and administrative	28	37	59	76
Restructuring charges	2	—	6	—

Total operating expenses	50	63	110	127
(Loss) income from operations	(28)	14	(79)	43
Interest income and other	1	5	3	11
Impairment of investments	—	(2)	(14)	(2)

(Loss) income before income taxes	(27)	17	(90)	52
Provision for income taxes	3	3	4	6

Net (loss) income	$(30)	$14	$(94)	$46

Net (loss) income per share – basic:	$(0.52)	$0.24	$(1.62)	$0.76
Net (loss) income per share – diluted:	$(0.52)	$0.23	$(1.62)	$0.75
Weighted average shares (in thousands) used in computing net (loss) income per share:
Basic:	58,186	60,009	58,167	59,941
Diluted:	58,186	60,663	58,167	60,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2009	October 31, 2008
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$172	$144
Short-term marketable securities	90	196
Trade accounts receivable, net	44	74
Inventory	61	78
Other current assets	40	46

Total current assets	407	538
Property, plant and equipment, net	37	42
Long-term marketable securities	56	71
Goodwill	18	18
Other long-term assets	54	65

Total assets	$572	$734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34	$65
Employee compensation and benefits	29	41
Deferred revenue, current	28	53
Income taxes and other taxes payable	4	3
Other current liabilities	18	34

Total current liabilities	113	196
Long-term liabilities:
Income taxes payable	14	13
Other long-term liabilities	35	36

Total liabilities	162	245

Commitments and contingencies (Note 20)
Shareholders’ equity:
Ordinary shares, no par value; 59,191,127 and 57,822,242 issued and outstanding as of April 30, 2009 and October 31, 2008, respectively
Additional paid in capital	417	406
Retained earnings	10	105
Accumulated other comprehensive loss	(17)	(22)

Total shareholders’ equity	410	489

Total liabilities and shareholders’ equity	$572	$734

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30,
	2009	2008
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(94)	$46
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8	8
Gross excess and obsolete inventory-related provisions	18	5
Share-based compensation	9	8
Impairment loss on investments	14	2
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable, net	23	18
Inventory (Note 12)	1	(15)
Accounts payable	(31)	—
Employee compensation and benefits	(12)	(1)
Deferred revenue, current	(18)	(4)
Income taxes and other taxes payable	1	(9)
Other current assets and accrued liabilities	(6)	(1)
Other long-term assets and long-term liabilities	3	10

Net cash (used) provided by operating activities	(84)	67
Cash flows from investing activities:
Acquisitions and investment, net of cash acquired	—	(28)
Investments in property, plant and equipment	(3)	(4)
Proceeds from disposition of assets	2	—
Purchases of available for sale marketable securities	(26)	(163)
Proceeds from sales of available for sale marketable securities	10	101
Proceeds from maturities of available for sale marketable securities	129	119

Net cash provided by investing activities	112	25
Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	3	4
Repurchase and retirement of ordinary shares	(2)	—

Net cash provided by financing activities	1	4
Effect of exchange rate movements on cash and cash equivalents	(1)	—

Net increase in cash and cash equivalents	28	96
Cash and cash equivalents at beginning of period	144	146

Cash and cash equivalents at end of period	$172	$242

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	OVERVIEW

Overview

Verigy Ltd. (“we,” “us” or the “Company”) designs, develops, manufactures and supports semiconductor test equipment and provides test system solutions that are used in the manufacture, validation, characterization and production test of System-on-a-Chip (SOC), System-in-a-Package (SIP), high-speed memory and memory devices. In addition to test equipment, our solutions include advanced analysis tools, as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

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

In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in interest income and other, related to foreign currency remeasurement gains. These gains relate to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008. Approximately $0.9 million relates to the unrecorded amounts arising from the second quarter of fiscal year 2008. Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years’ financial statements, and the impact of correcting these errors in the third quarter of fiscal year 2008 was not material to the full fiscal year 2008 financial statements.

Reclassifications. Certain amounts disclosed in the notes to the condensed consolidated financial statements for the three and six months ended April 30, 2008, were reclassified to conform to the presentation used for the three and six months ended April 30, 2009.

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions it believes to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and long-lived assets, valuation of marketable securities, and accounting for income taxes.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).
SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. We are currently assessing the impact that SFAS No. 141(R) and FSP 141(R)-1 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the condensed consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements will be applied prospectively. We are currently assessing the impact that SFAS No. 160 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In December 2008, the FASB issued FSP SFAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”. FAS SFAS 132(R)–1 provides revised guidance the disclosure requirement of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It requires companies to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets, and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the level in which each assets is classified within the fair value hierarchy, and a reconciliation for the period of plan assets that are measured using significant unobservable inputs. It is effective for fiscal years ending after December 15, 2009, we are currently assessing the impact that SFAS 132(R)–1 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In April, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). These two staff positions relate to fair value measurements and related disclosures. FSP 157-4 provides guidance on measuring fair value when the volume and/or level of activity for an asset or liability have significantly decreased (from normal conditions) or price quotations or observable inputs are not associated with orderly transactions. FSP FAS 107-1 and APB 28-1 require public entities to provide fair value disclosures for certain financial instruments in interim financial reports (rather than just annually). The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. We are currently assessing the impact that FSP 157-4 and FSP 107-1 may have on our condensed consolidated financial statements upon adoption in the third quarter of fiscal year 2009.

In April, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FAS 115-2 establishes a new method for recognizing and reporting other-than-temporary impairments of debt securities, and also contains additional disclosure requirements for both debt and equity securities. It is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently assessing the impact that FAS 115-2 may have on our condensed consolidated financial statements upon adoption in the third quarter of fiscal year 2009.

4.	FAIR VALUE MEASUREMENTS

We adopted the required portions of the fair value measurement and disclosure provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) in the first quarter of fiscal year 2009. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Concurrently with the adoption of SFAS No. 157, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of April 30, 2009, we did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities that were not previously measured at fair value.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:

Valuations based on quoted prices in active markets for identical assets or liabilities as of the reporting date. Our Level 1 assets consist of various money market fund deposits, all of which are traded in an active market with sufficient volume and frequency of transactions.

Level 2:

Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities consist of derivative assets and liabilities, and corporate debt securities which are priced using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3:

Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Our Level 3 assets consist of auction rate securities and money market investments in the Reserve Primary Fund and the Reserve International Liquidity Fund.

The following table sets forth our financial assets that were measured at fair value on a recurring basis as of April 30, 2009:

	Fair Value Measurement as of April 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Money market funds	$138	$—	$6	$144
Corporate debt securities	—	84	—	84
Auction rate securities	—	—	56	56
Derivative assets	—	1	—	1

Total assets measured at fair value	$138	$85	$62	$285

Liabilities
Derivative liabilities	$—	$2	$—	$2

Total liabilities measured at fair value	$—	$2	$—	$2

The amounts in the table above are reported in the condensed consolidated balance sheet as of April 30, 2009 as follows:

	Fair Value Measurement as of April 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Cash equivalents	$138	$—	$—	$138
Short-term marketable securities	—	84	6	90
Other current assets	—	1	—	1
Long-term marketable securities	—	—	56	56

Total assets measured at fair value	$138	$85	$62	$285

Liabilities
Other current liabilities	$—	$2	$—	$2

Total liabilities measured at fair value	$—	$2	$—	$2

The following table provides a summary of changes in fair value of our Level 3 financial assets as of April 30, 2009:

	Auction Rate Securities	Money Market Funds
	(in millions)
Balance as of October 31, 2008	$71	$23
Other-than-temporary impairment	(8)	—
Money market redemptions	—	(17)
Transfer out of Level 3 to Level 2 (1)	(7)	—

Balance as of April 30, 2009	$56	$6

(1)	In the first half of fiscal year 2009, one of our auction rate securities was converted into a subordinated bond. We have reclassified this bond from long-term marketable securities to short-term marketable securities because it is trading at regular intervals.

5.	DERIVATIVES AND HEDGING ACTIVITIES

We use derivative instruments primarily to manage exposures to foreign currency. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The program is not designated for trading or speculative purposes. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in fair value (i.e. gains or losses) of the derivatives are recorded as cost of sales, interest income and other, or as accumulated other comprehensive income (loss).

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted the reporting requirements of SFAS 161 during the second quarter of fiscal year 2009.

Cash Flow Hedges

We use forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen, Chinese yuan, Singapore dollar and the euro. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of hedges, if any, are recognized in the condensed consolidated statement of operations. The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive loss as of April 30, 2009 will generally be reclassified into earnings within twelve months. Changes in the fair value of foreign currency forward exchange due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in interest income and other in the statement of operations. We did not have any ineffective hedges during the periods presented. As of April 30, 2009, the total notional amount of outstanding forward contracts in place that hedged future purchases was approximately $42.3 million, based upon the exchange rate as of April 30, 2009. The forward contracts cover future purchases that are expected to occur over the next twelve months.

Balance Sheet Hedges

Other derivatives not designated as hedging instruments under SFAS 133 consists primarily of forward contracts to minimize the risk associated with the foreign exchange effects of remeasuring monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market as of April 30, 2009, with realized and unrealized gains and losses included in interest income and other. As of April 30, 2009, we had foreign currency forward contracts in place to hedge exposures in euro, Israeli shekel, Japanese yen, Singapore dollar, Malaysian ringgit, Canadian dollar, Korean won and the Taiwanese dollar. As of April 30, 2009, the total notional amount of outstanding forward contracts in place that hedged future purchases was approximately $10.4 million and the total outstanding forward contracts in place that hedged future sales was $16.0 million, based upon the exchange rates as of April 30, 2009.

For the three months ended April 30, 2009, non-designated foreign currency forward contracts resulted in a gain of $1.9 million. For the three months ended April 30, 2009, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $2.9 million. For the six months ended April 30, 2009, non-designated foreign currency forward contracts resulted in a loss of $0.6 million. For the six months ended April 30, 2009, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $0.9 million. All of the above noted gains and losses are included in interest income and other in our condensed consolidated statements of operations.

The amounts in the tables below include fair value adjustments related to our own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under SFAS 133 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	April 30, 2009	October 31, 2008	April 30, 2009	October 31, 2008
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$0.5	$0.1	$1.6	$9.6
Foreign exchange contracts not designated as cash flow hedges	0.3	1.8	0.4	2.6

Total derivatives costs	$0.8	$1.9	$2.0	$12.2

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the amounts recognized in other comprehensive income for designated derivative contracts under SFAS 133 and the associated impact that was reclassified to the statement of operations as a (increase) decrease in cost of sales:

	Gain Recognized in OCI (Effective Portion)		Location of Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Three Months Ended April 30, 2009	Six Months Ended April 30, 2009		Three Months Ended April 30, 2009	Six Months Ended April 30, 2009
	(in millions)			(in millions)
Foreign exchange contracts	$1.1	$1.6	Cost of Sales	$(3.1)	$(6.8)

We did not have a significant amount of cash flow hedging activity for the three and six months ended April 30, 2008. Foreign exchange contracts designated as cash flow hedges relate primarily to employee payroll and benefits as well as operating expenses and the associated gains and losses are expected to be recorded in cost of sales when reclassed out of accumulated other comprehensive income.

We expect to realize the accumulated other comprehensive income balance related to foreign exchange contracts within the next twelve months.

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under SFAS 133 on results of operations recognized as an (increase) decrease in cost of sales was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$(3.1)	$1.3	$(6.8)	$1.6

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in interest income and other was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in millions)
Gain (loss) on foreign exchange contracts	$1.9	$(0.8)	$(0.6)	$(1.0)

6.	NET (LOSS) INCOME PER SHARE

The following is a reconciliation of the basic and diluted net (loss) income per share computations for the periods presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Basic Net (Loss) Income Per Share:
Net (loss) income (in millions)	$(30)	$14	$(94)	$46
Weighted average number of ordinary shares (1)	58,186	60,009	58,167	59,941
Basic net (loss) income per share	$(0.52)	$0.24	$(1.62)	$0.76
Diluted Net (Loss) Income Per Share:
Net (loss) income (in millions)	$(30)	$14	$(94)	$46
Weighted average number of ordinary shares (1)	58,186	60,009	58,167	59,941
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1)	—	654	—	773

Total shares for purpose of calculating diluted net (loss) income per share (1)	58,186	60,663	58,167	60,714

Diluted net (loss) income per share	$(0.52)	$0.23	$(1.62)	$0.75

(1)	Weighted average shares are presented in thousands.

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

The following table presents those options to purchase ordinary shares and restricted share units outstanding which were not included in the computation of diluted net (loss) income per share because they were anti-dilutive:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Non-qualified Share Options:
Number of options to purchase ordinary shares	3,835	1,169	3,835	761
Restricted Share Units:
Number of restricted share units	1,428	115	1,428	20

7.	PROVISION FOR INCOME TAXES

For both the three months ended April 30, 2009 and 2008, we recorded an income tax provision of approximately $3 million. In addition, during the six months ended April 30, 2009 and 2008, we recorded an income tax provision of approximately $4 million and $6 million, respectively. The decrease in income tax provision is primarily attributable to a loss before income taxes of $90 million during the six months ended April 30, 2009, compared to income before income taxes of $52 million for the six months ended April 30, 2008. Our current provision for income taxes relates to the net position of tax expenses in foreign jurisdictions which had operating profit and the tax benefit in jurisdictions with operating loss. We have established a valuation allowance for our deferred tax assets related to capital losses. As of April 30, 2009, the valuation allowance related to capital losses was $2.2 million. The increase of $1.2 million in valuation allowance resulted in an increase to the income tax provision in the amount of $1.2 million for the three months ended April 30, 2009.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of audits.

As of April 30, 2009, the total unrecognized tax benefits of $14.2 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $13.8 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $13.8 million would reduce our income tax provision if recognized, with a remaining $0.4 million affecting goodwill if recognized.

We recognize interest and penalties related to income tax matters as a component of the income tax provision. We have approximately $1.5 million of cumulative accrued interest and penalties as of April 30, 2009.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. Our 2006 to 2008 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. Our U.S. federal income tax returns are currently under audit by the Internal Revenue Service for the fiscal years ending October 31, 2006 and 2007.

8.	SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). A total of 10,300,000 ordinary shares were authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and restricted share units. As of April 30, 2009, there were approximately 3.1 million ordinary shares available for new awards under the 2006 EIP, and approximately 5.9 million ordinary shares reserved for issuance for outstanding stock option and restricted share unit awards.

Except for replacement options granted in connection with Verigy’s separation from Agilent Technologies, Inc. (“Agilent”), employee nonqualified stock options have an exercise price of no less than 100% of the fair market value of an ordinary share on the date of grant and, generally, vest at a rate of 25% per year over 4 years. The maximum allowable term is 10 years. Restricted share units awarded to employees pay out in an equal number of ordinary shares and, generally, vest quarterly over 4 years. Options and restricted share units cease to vest upon termination of employment. If an employee terminates employment due to death, disability or retirement, the vested portion of the employee’s option and restricted share unit awards is determined by adding 12 months to the length of his or her actual service or full acceleration for Agilent replacement options. These vested awards are exercisable for one year after the date of termination or three years from the date of termination for Agilent replacement options, or, if earlier, the expiration of the term of the option.

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

As of April 30, 2009, a cumulative plan total of 1,044,301 ordinary shares had been issued since inception as a result of purchases made by participants in our Purchase Plan, including 375,885 shares issued in the first quarter of fiscal year 2009.

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

Share-Based Award Activity

The following table summarizes stock option activity during the six months ended April 30, 2009:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2008	3,451	$16.50
Granted	488	$8.16
Exercised (1)	(11)	$9.88
Cancelled / Expired	(93)	$16.07

Outstanding as of April 30, 2009	3,835	$15.47

(1)	The amount and the total pretax intrinsic value of stock options exercised during the six months ended April 30, 2009 were both not material.

The following table summarizes restricted share unit activity during the six months ended April 30, 2009:

	Restricted Share Units
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2008	1,264	$20.27
Granted	1,068	$8.80
Vested and paid out	(259)	$18.60
Forfeited	(56)	$18.36

Outstanding as of April 30, 2009 (2) (3) (4)	2,017	$14.46

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy as of April 30, 2009:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$6.49 — 15.00	1,956	5.00 years	$11.93	$1,916
$15.01 — 20.00	1,374	5.55 years	$16.68	—
$20.01 — 25.00	112	4.87 years	$23.88	—
$25.01 — 30.00	393	4.66 years	$26.44	—

	3,835	5.16 years	$15.47	$1,916

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $11.00 on April 30, 2009, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of April 30, 2009, approximately 2,034,000 outstanding options were vested and exercisable and the weighted average exercise price was $15.44. The total number of exercisable stock options that were in-the-money was approximately 502,000, and the weighted average exercise price per share of the in-the-money options was $9.90.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares as of April 30, 2009:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$6.46 — 15.00 (2)	1,113	$9.20
$15.01 — 20.00 (3)	365	$18.47
$20.01 — 25.00	377	$20.95
$25.01 — 30.00 (4)	162	$26.51

	2,017	$14.46

(2)	The outstanding restricted share units as of April 30, 2009 include approximately 22,000 fully vested units held by outside directors.

(3)	The outstanding restricted share units as of April 30, 2009 include approximately 30,000 fully vested units held by outside directors.

(4)	The outstanding restricted share units as of April 30, 2009 include approximately 18,000 fully vested units held by outside directors.

As of April 30, 2009, the total grant date fair value of our outstanding restricted share units was approximately $29.2 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $22.2 million.

Share-based Compensation

The impact on our results for share-based compensation for Verigy options, restricted share units and employee share purchases made under the Purchase Plan for the three and six months ended April 30, 2009 and 2008, respectively, was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in millions)
Cost of products and services	$0.8	$0.8	$1.6	$1.5
Research and development	0.5	0.5	1.0	1.0
Selling, general and administrative	3.1	2.9	6.6	5.6

Total share-based compensation expense	$4.4	$4.2	$9.2	$8.1

For the three and six months ended April 30, 2009 and 2008, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of Verigy options granted during the three and six months ended April 30, 2009, was $3.51 and $3.89 per share, respectively, and was determined using the Black Scholes option pricing model. The tax benefit realized from exercised stock options for the three and six months ended April 30, 2009 and 2008 was insignificant.

As of April 30, 2009 and 2008, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $32.3 million and $34.4 million, respectively. We expect to recognize the compensation cost related to these share-based awards over a weighted average of 2.74 years.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three and six months ended April 30, 2009 and 2008 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Risk-free interest rate for options	1.66%	2.82%	1.55%	3.03%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for options	57.5%	48.8%	57.3%	48.3%
Expected option life	4.50 years	4.33 years	4.50 years	4.38 years

Valuation Assumptions for the Purchase Plan

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Risk-free interest rate for ESPP	0.35%	3.35%	0.35%	3.35%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for ESPP	59.5%	47.3%	59.5%	47.3%
Expected ESPP life	6 months	6 months	6 months	6 months

The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying ordinary shares. The price volatility of our share price was determined on the date of grant using a combination of the average daily historical volatility and the average implied volatility of our publicly traded options of our ordinary shares. Management believes that using a combination of historical and implied volatility is the most appropriate measure of the expected volatility of our share price. Because we have limited historical data, we used data from peer companies to determine our assumptions for the expected option life. For the risk-free interest rate, we used the rate of return on U.S. Treasury Strips as of the grant dates.

9.	SHARE REPURCHASE PROGRAM

On April 14, 2009, at our 2009 annual general meeting of shareholders, our shareholders approved a resolution to renew the share repurchase program to extend through the 2010 annual general meeting of shareholders. This approval allows the use of up to $150 million to repurchase up to 10 percent of Verigy’s outstanding ordinary shares, or approximately 6 million ordinary shares.

The following repurchases under the above program were completed in the periods presented below:

	Number of Ordinary Shares Repurchased	Weighted Average Price Per Share	Amount of Ordinary Shares Repurchased
	(in thousands)		(in thousands)
Program to date as of October 31, 2008	2,637	$20.06	$52,901
Three months ended January 31, 2009	197	$8.48	1,669
Three months ended April 30, 2009	—	$—	—

Program to date as of April 30, 2009	2,834	$19.25	$54,570

All such shares repurchased are immediately retired and will not be available for future resale. The remaining amount that is authorized under the stock repurchase program is approximately 3.2 million shares or $95 million.

10.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in millions)
Net (loss) income	$(30)	$14	$(94)	$46
Other comprehensive (loss) income:
Foreign currency translation adjustments	2	—	—	—
Change in unrealized losses on marketable securities and investments in other long-term assets, net of tax	—	(2)	(1)	(5)
Change in unrealized gains on derivative instruments qualifying as cash flow hedges, net of tax	3	1	6	1

Total comprehensive (loss) income	$(25)	$13	$(89)	$42

11.	MARKETABLE SECURITIES

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

Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of April 30, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are called by the issuer.

Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of April 30, 2009 had a carrying value of $284 million, of which approximately $56 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $7.7 million for the six months ended April 30, 2009 related to our auction rate securities and no such impairment during the three months ended April 30, 2009. We have also recorded a temporary impairment within accumulated other comprehensive loss of approximately $1.8 million (net of tax of $0.2 million); primarily for our auction rate securities that are backed by pools of student loans as of April 30, 2009.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received approximately $0.7 million from the distribution of these funds during the three months ended April 30, 2009, reducing the value of our remaining holdings of these funds to $6.3 million as of April 30, 2009.

The following table summarizes our marketable security investments as of April 30, 2009:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$144	$—	$144
Corporate debt securities	82	2	84

Total cash equivalents and short-term marketable securities	$226	$2	$228

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Long-term marketable securities:
Auction rate securities	$60	$(4)	$56

Total long-term available for sale investments	$60	$(4)	$56

As Reported:
Cash equivalents			$138
Short-term marketable securities			90
Long-term marketable securities			56

Total as of April 30, 2009			$284

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available for sale as of April 30, 2009 are shown in the table below by their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Less than 1 year	$197	$—	$197
Due in 1 to 2 years	29	2	31
Due after 2 years	60	(4)	56

Total as of April 30, 2009	$286	$(2)	$284

12.	INVENTORY

Inventory, net of related reserves, consists of the following:

	April 30, 2009	October 31, 2008
	(in millions)
Raw materials	$39	$42
Finished goods	22	36

Total inventory	$61	$78

There were approximately $17 million of demonstration products included in finished goods inventory as of April 30, 2009, and $22 million as of October 31, 2008.

The total cost of products in the condensed consolidated statements of operations for the three months ended April 30, 2009 and 2008 included gross inventory-related provisions of $5 million and $4 million, respectively, for excess and obsolete inventory at our sites, as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, our gross margins were favorably impacted by the sale of previously written down inventory of $4 million and $0.8 million, respectively, for the same periods.

For the six months ended April 30, 2009 and 2008 total cost of products included gross inventory-related provisions of $17.9 million and $5.4 million, respectively, for excess and obsolete inventory. In addition, our gross margins were favorably impacted by the sale of previously written down inventory of $11.2 million and $1.6 million, respectively, for the same periods.

13.	PROPERTY, PLANT AND EQUIPMENT, NET

	April 30, 2009	October 31, 2008
	(in millions)
Leasehold improvements	$15	$17
Software	21	21
Machinery and equipment	49	48

Total property, plant and equipment	85	86
Accumulated depreciation and amortization	(48)	(44)

Total property, plant and equipment, net	$37	$42

We recorded approximately $4 million of depreciation and amortization expense for both the three months ended April 30, 2009 and 2008. We recorded approximately $8 million of depreciation and amortization expense for both the six months ended April 30, 2009 and 2008.

14.	COST METHOD INVESTMENT

Our investments in private companies are accounted for using the cost method because we have no significant influence over the investee. All of our investments are subject to periodic impairment review, which requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. In the six months ended April 30, 2009, we recorded a $6.2 million other-than-temporary impairment charge related to the write-off of a cost method investment because we determined that the carrying value of the investment was not recoverable. This impairment charge was included as an impairment of investments in the condensed consolidated statements of operations. No impairment charges were recorded during the three months ended April 30, 2009 and 2008 or during the six months ended April 30, 2008.

15.	GOODWILL AND OTHER LONG-LIVED ASSETS

Our goodwill balance as of both April 30, 2009 and 2008 was $18 million and represents an allocation of goodwill recorded during the separation from Agilent. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Under SFAS 142 “Goodwill and Other Intangible Assets”, we have two reporting units for which we assess goodwill for impairment.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

We performed an interim goodwill and long-lived asset impairment analysis during the three months ended January 31, 2009 because of the sharp deterioration in our operating results. Based on this interim assessment, we concluded that we did not have any impairment as of January 31, 2009. Management has concluded that no impairment indicators exist as of April 30, 2009, as such, no interim assessment was conducted for the three months ended April 30, 2009.

16.	GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity during the six months ended April 30, 2009 and 2008 is shown in the table below: (Also see Note 19 “Other Current Liabilities and Other Long-Term Liabilities”)

	Six Months Ended April 30,
	2009	2008
	(in millions)
Beginning balance as of November 1,	$5	$9
Accruals for warranties issued during the period	2	6
Accruals related to pre-existing warranties (including changes in estimates)	(1)	—
Settlements made during the period	(3)	(8)

Ending balance as of April 30,	$3	$7

In our condensed consolidated balance sheets, standard warranty accrual is presented within other current liabilities.

Extended Warranty

A summary of our extended warranty deferred revenue activity for the six months ended April 30, 2009 and 2008 is shown in the table below:

	Six Months Ended April 30,
	2009	2008
	(in millions)
Beginning balance as of November 1,	$16	$21
Revenue recognized during the period	(6)	(5)
Deferral of revenue for new contracts	2	4

Ending balance as of April 30,	$12	$20

In our condensed consolidated balance sheets, current deferred revenue is presented separately and long-term deferred revenue is included in other long-term liabilities. (See Note 19 “Other Current Liabilities and Other Long-Term Liabilities”)

Indemnifications

As is customary in our industry and provided for in local law in the U.S. and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees and others with whom we enter into contracts, against combinations of loss, expense or liability arising from various triggering events related to the sale or the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time, we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations.

Under the agreements we entered into with Agilent at the time of the separation, we will indemnify Agilent in connection with our activities conducted prior to and following our separation from Agilent in connection with our businesses and the liabilities that we specifically assumed under the agreements we entered into in connection with the separation. These indemnification obligations cover a variety of aspects of our business, including, but not limited to, employee, tax, intellectual property and environmental matters.

17.	RESTRUCTURING

In order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy, in the first quarter of fiscal year 2009 we implemented restructuring actions to streamline our organizations and further reduce our operating costs. As market conditions continued to deteriorate, in the second quarter of fiscal year 2009, we announced a plan to expand our restructuring actions to further lower our quarterly operating costs in the second quarter of fiscal year 2009. As part of these restructuring actions, we are reducing our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements.

The total charges for the three and six months ended April 30, 2009 for these restructuring actions were approximately $4.2 million and $9.9 million, respectively, $2.1 million and $3.6 million of which were recorded within cost of sales in the respective periods and the remainder of which were recorded within operating expenses.

As of April 30, 2009, we had approximately $4.3 million of accrued restructuring liability included within other current liabilities on the condensed consolidated balance sheet.

The table below summarizes the impact to the statement of operations resulting from all restructuring actions for the three and six months ended April 30, 2009 and 2008 is shown below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in millions)
Restructuring charges (credits) (included in cost of sales)	2.1	(1.2)	3.6	(1.0)
Restructuring charges (included in operating expenses)	2.1	—	6.3	0.2

Total restructuring charges	$4.2	$(1.2)	$9.9	$(0.8)

A summary of restructuring activity for all restructuring actions through April 30, 2009 is shown in the table below:

Workforce Reduction
(in millions)
Beginning balance at October 31, 2008	$0.7
Total charges	9.9
Cash payments	(5.6)
Foreign currency impact	(0.7)

Ending balance as of April 30, 2009	$4.3

18.	RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

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

For the three and six months ended April 30, 2009, our matching expenses for our U.S. employees under the Verigy 401(k) and the Verigy profit sharing plans were $0.5 million and $1.1 million, respectively, compared to $0.7 million and $1.4 million in the comparable periods in fiscal year 2008.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan. At June 1, 2006, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. For the three and six months ended April 30, 2009 and 2008, the amount of expenses recognized under the RMA plan for both periods presented was approximately $0.2 million and $0.4 million, respectively. There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans. Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Costs for All U.S. and Non-U.S. Plans. The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for the three and six months ended April 30, 2009 and 2008:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended April 30,
	2009	2008	2009	2008	2009	2008
	(in millions)
Defined benefit pension plan costs	$—	$—	$1.2	$1.8	$1.2	$1.8
Defined contribution pension plan costs	0.5	0.7	0.2	0.3	0.7	1.0
Non-pension post-retirement benefit costs	0.2	0.2	—	—	0.2	0.2

Total retirement-related plans costs	$0.7	$0.9	$1.4	$2.1	$2.1	$3.0

	U.S. Plans		Non-U.S. Plans		Total
	Six Months Ended April 30,
	2009	2008	2009	2008	2009	2008
	(in millions)
Defined benefit pension plan costs	$—	$—	$2.5	$3.5	$2.5	$3.5
Defined contribution pension plan costs	1.1	1.6	0.5	0.6	1.6	2.2
Non-pension post-retirement benefit costs	0.4	0.4	—	—	0.4	0.4

Total retirement-related plans costs	$1.5	$2.0	$3.0	$4.1	$4.5	$6.1

Non-U.S. Defined Benefit. For the three and six months ended April 30, 2009 and 2008, the net pension costs related to participation in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in millions)
Service cost — benefits earned during the year	$0.7	$1.6	$1.5	$2.7
Interest cost on benefit obligation	0.9	1.0	1.8	1.9
Expected return on plan assets	(0.6)	(1.1)	(1.2)	(1.7)
Amortization and deferrals:
Actuarial loss	0.2	0.3	0.4	0.6

Total net plan costs	$1.2	$1.8	$2.5	$3.5

Measurement date. We use September 30 as the measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

19.	OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current accrued liabilities as of April 30, 2009 and October 31, 2008, were as follows:

	April 30, 2009	October 31, 2008
	(in millions)
Supplier liabilities	$7	$12
Derivatives	2	12
Restructuring accrual	4	1
Accrued warranty costs	3	5
Other	2	4

Total other current liabilities	$18	$34

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our current forecasted production and service and support needs. (Also see Note 16, “Guarantees” for additional information regarding warranty accruals and Note 17, “Restructuring” for additional information regarding our restructuring accrual).

Other long-term liabilities as of April 30, 2009 and October 31, 2008, were as follows:

	April 30, 2009	October 31, 2008
	(in millions)
Long-term extended warranty and deferred revenue	$4	$7
Retirement plan accruals	31	29

Total long-term liabilities	$35	$36

Also see Note 18, “Retirement Plans and Post-Retirement Benefits” for additional information regarding retirement plan accruals.

20.	COMMITMENTS AND CONTINGENCIES

As of April 30, 2009, there were no material changes in our capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets, as compared to such obligations and liabilities as of October 31, 2008.

As of April 30, 2009, the total unrecognized tax benefits of $14.2 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $13.8 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $13.8 million would affect our income tax provision if recognized, with a remaining $0.4 million affecting goodwill if recognized.

Rent expense was $1.6 million and $3.2 million for both the three and six months ended April 30, 2009 and 2008, respectively.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in millions)
Net revenue from products:
SOC / SIP / High-Speed Memory	$38	$116	$62	$237
Memory	4	6	13	48

Net revenue from products	42	122	75	285
Net revenue from services	29	40	64	77

Total net revenue	$71	$162	$139	$362

Major customers

For the three months ended April 30, 2009, two of our customers accounted for 30.9% of our total net revenue, with one customer accounting for 18.4% and the other customer accounting for 12.5% of our total net revenue. For the three months ended April 30, 2008, one of our customers accounted for 12.9% of our total net revenue.

For the six months ended April 30, 2009, two of our customers accounted for 25.3% of our total net revenue, with one customer accounting for 14.0% and the other customer accounting for 11.3% of our total net revenue. For the six months ended April 30, 2008, one of our customers accounted for 10.2% of our total net revenue.

Geographic Net Revenue Information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in millions)
United States	$12	$28	$29	$58
Singapore	42	107	74	238
Japan	8	10	17	34
Rest of the World	9	17	19	32

Total net revenue	$71	$162	$139	$362

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Location of Property, Plant and Equipment Information:

	April 30, 2009	October 31, 2008
	(in millions)
United States	$14	$15
Singapore	12	13
Germany	5	8
China	3	4
Rest of the World	3	2

Total geographic location of property, plant and equipment	$37	$42

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements including, without limitation, statements regarding the anticipated effects of our restructuring actions, our target break-even model, manufacturing operations, the transition of certain manufacturing activities to Jabil and the expected benefits of the transition, our research and development activities and expenses, variations in quarterly revenues and operating results, our future effective tax rate, new product introductions, our liquidity position, our foreign currency risk, the potential impact of adopting new accounting pronouncements, our potential future financial results, the quality of our marketable securities, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, and our lease payment obligations, each of which involves risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” and similar terms. Our actual results could differ materially from the results contemplated by forward-looking statements due to various factors, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

Overview

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. We offer a single platform for each of the two general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices, and our V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages. In the first quarter of fiscal year 2009, we introduced our V6000 Series platform, which is the successor to the V5000 platform and is designed to test both flash memory and dynamic random access memory (“DRAM”) devices. Our test platforms are scalable across different frequency ranges, different pin counts and different numbers of devices under simultaneous test. The test platforms’ flexibility also allows for a single test system to test a wide range of semiconductor device applications. Our single scalable platform strategy allows us to maximize operational efficiencies such as relatively lower research and development costs, engineering headcount, support requirements and inventory risk. This platform strategy also provides economic benefits to our customers by allowing them to move their complex, feature-rich semiconductor devices to market quickly and to reduce their overall costs. In addition to our test platforms, our product portfolio includes advanced analysis tools, as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

As of April 30, 2009, we have installed nearly 2,000 V93000 Series systems and almost 2,600 V5000 Series systems worldwide. We have a broad customer base which includes integrated device manufacturers (“IDMs”), test subcontractors, also referred to as subcontractors or outsourced sub-assembly and test providers (“OSATs”), which includes specialty assembly, package and test companies as well as wafer foundries, and fabless companies that design, but contract with others for the manufacture of integrated circuits (“ICs”).

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

Amounts included in the accompanying condensed consolidated financial statements are expressed in U.S. dollars. Certain amounts in the condensed consolidated financial statements for the three and six months ended April 30, 2008 were reclassified to conform to the presentation used for the three and six months ended April 30, 2009.

In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in interest income and other, related to foreign currency remeasurement gains. These gains relate to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008. Approximately $0.9 million relates to the unrecorded amounts arising from the second quarter of fiscal year 2008. Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years’ financial statements, and the impact of correcting these errors in the third quarter of fiscal year 2008 was not material to the full fiscal year 2008 financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been combined and or omitted pursuant to SEC rules and regulations.

Overview of Results

Our total net revenue for the three months ended April 30, 2009, was $71 million, down $91 million, or 56.2%, from the comparable period in fiscal year 2008, but an increase of $3 million sequentially from our first quarter of fiscal year 2009. The decrease from the comparable quarter in fiscal year 2008 was due to lower revenue from sales of our memory and SOC platforms. The decline in both of our businesses resulted from substantial declines in the capital spending patterns of semiconductor manufacturer customers and of their subcontractor test partners to which we also sell our products. The crisis in the global economy and financial markets has driven companies to reassess their use of cash and has negatively impacted consumer confidence. Many of our customers have undertaken or announced restructuring activities and significant cost cuts to their capital spending budgets. These factors have caused our customers to delay test system orders and delay delivery of systems ordered. Despite the challenging business environment, in the second quarter of fiscal year 2009, customers began to see utilization rates improve and some increased demand primarily from the cell phone and personal computer markets compared to the first quarter of fiscal year 2009. This demand contributed to the 58.3% sequential revenue improvement in our SOC business, from $24 million in the first quarter of fiscal year 2009 to $38 million generated during the second quarter of fiscal year 2009.

Our gross margin for the three months ended April 30, 2009, was 31.0%, a decrease of 16.5 percentage points from the comparable period in fiscal year 2008. Gross margin was negatively impacted by the overall decline in product sales with a larger percentage of revenues being generated from service and support, which generally have a lower gross margin than our products. Our gross margin for the three months ended April 30, 2009 improved by 17.8 percentage points from 13.2% in the first quarter of fiscal year 2009. This sequential improvement was driven primarily from sales of previously written down inventory, lower excess and obsolete inventory charges, as well as savings from our cost reduction initiatives. We recorded net excess and obsolescence inventory charges of $0.4 million for the second quarter of fiscal year 2009, compared to $3.3 million recorded for the second quarter of fiscal year 2008 and $6.3 million recorded for the first quarter of fiscal year 2009.

Our research and development and selling, general and administrative expenses totaled $48 million in the second quarter of fiscal year 2009, down $15 million, or 23.8%, from the comparable period in fiscal year 2008, and down by $8 million sequentially. The decrease in these expenses from the comparable quarter of fiscal year 2008 was primarily driven by lower compensation costs, cost savings from our restructuring actions, site shut downs and lower overall discretionary spending. We also incurred restructuring charges of approximately $4.2 million during the three months ended April 30, 2009, compared to a benefit of $1.2 million for the three months ended April 30, 2008.

Net loss for the three and six months ended April 30, 2009 was $30 million and $94 million, respectively, compared to net income of $14 million and $46 million achieved in the comparable periods in fiscal year 2008. The 2009 fiscal year to date loss was primarily due to the overall decline in revenue, combined with other-than-temporary impairments of $13.9 million related to write-downs of our investments and net excess and obsolescence inventory charges of $6.7 million. For the six months ended April 30, 2009, we used $84 million in cash for operating activities, and our cash and cash equivalents balance as of April 30, 2009 was $172 million.

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had, and will continue to have a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor industry. Historically, these demand fluctuations have resulted in significant variations in our results of operations. This was particularly relevant beginning in the second quarter of fiscal year 2008 where we saw a significant decrease in revenue from our memory platform and experienced some order postponements. We also experienced a similar downturn for our SOC business during the first quarter of fiscal year 2009 due to the deteriorating global economy, which has negatively impacted the entire semiconductor industry. The sharp swings in the semiconductor industry in recent years have generally affected the semiconductor test equipment and services industry more significantly than the overall capital equipment sector.

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

We believe that the worldwide economic recession will continue to negatively affect the semiconductor industry, however we are beginning to see some firming of business and are cautiously optimistic that the worst is now behind us. We will continue to invest in products in anticipation of a recovery in the market, and are working on initiatives to expand our customer base. We remain committed to projects and programs which we believe will allow us to increase our market share and expand into higher growth segments. We are on track to meet our plan to further lower our quarterly operating costs to achieve a break-even target at revenue levels of $110 million by the first quarter of 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and of actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and long-lived assets, valuation of marketable securities, and accounting for income taxes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. There have been no significant changes during the three and six months ended April 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2008, filed with the Securities and Exchange Commission on December 19, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).
SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. We are currently assessing the impact that SFAS No. 141(R) and FSP 141(R)-1 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the condensed consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements will be applied prospectively. We are currently assessing the impact that SFAS No. 160 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In December 2008, the FASB issued FSP SFAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”. FAS SFAS 132(R)–1 provides revised guidance the disclosure requirement of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It requires companies to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets, and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the level in which each assets is classified within the fair value hierarchy, and a reconciliation for the period of plan assets that are measured using significant unobservable inputs. It is effective for fiscal years ending after December 15, 2009, we are currently assessing the impact that SFAS 132(R)–1 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In April, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). These two staff positions relate to fair value measurements and related disclosures. FSP 157-4 provides guidance on measuring fair value when the volume and/or level of activity for an asset or liability have significantly decreased (from normal conditions) or price quotations or observable inputs are not associated with orderly transactions. FSP FAS 107-1 and APB 28-1 require public entities to provide fair value disclosures for certain financial instruments in interim financial reports (rather than just annually). The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. We are currently assessing the impact that FSP 157-4 and FSP 107-1 may have on our condensed consolidated financial statements upon adoption in the third quarter of fiscal year 2009.

In April, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FAS 115-2 establishes a new method for recognizing and reporting other-than-temporary impairments of debt securities, and also contains additional disclosure requirements for both debt and equity securities. It is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently assessing the impact that FAS 115-2 may have on our condensed consolidated financial statements upon adoption in the third quarter of fiscal year 2009.

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical, with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for semiconductor test equipment and services, such as those that we offer. We have continued to experience just such a cyclical downturn in our memory business. Historically, our third and fourth fiscal quarters have tended to be our strongest quarters for new orders, while our first fiscal quarter tends to be our weakest quarter for orders. We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products. The seasonality of our business is often masked to a significant extent by the high degree of cyclicality of the semiconductor industry. During the second quarter of fiscal year 2009, we continued to experience weakness in our memory business but have experienced a slight increase in our SOC business compared to the low levels of revenue generated during the first quarter of fiscal year 2009. Due to our limited operating history, some seasonality in orders and the unpredictable cyclicality of our industry, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In future periods, the market price of our ordinary shares could decline if our revenues and results of operations are below the expectations of analysts and investors. Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of, and else where in, this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Net revenue:
Products	59.1%	75.3%	54.0%	78.7%
Services	40.9	24.7	46.0	21.3

Total net revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	42.3	34.6	47.5	37.3
Cost of services	26.8	17.9	30.2	15.7

Total cost of sales	69.1	52.5	77.7	53.0

Gross margin (1)	30.9	47.5	22.3	47.0
Operating expenses:
Research and development	28.2	16.0	32.4	14.1
Selling, general and administrative	39.4	22.8	42.4	21.0
Restructuring charges	2.8	—	4.3	—

Total operating expenses	70.4	38.8	79.1	35.1
(Loss) income from operations	(39.5)	8.7	(56.8)	11.9
Interest income and other	1.4	3.0	2.2	3.0
Impairment of investments	—	(1.2)	(10.1)	(0.5)

(Loss) income before income taxes	(38.1)	10.5	(64.7)	14.4
Provision for income taxes	4.2	1.9	2.9	1.7

Net (loss) income	(42.3)%	8.6%	67.6%	12.7%

(1)	Gross margin represents the ratio of gross profit to total net revenue.

Net Revenue

	Three Months Ended April 30,		2009 over 2008 Change	Six Months Ended April 30,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)			($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$38	$116	(67.2)%	$62	$237	(73.8)%
As a percent of total net revenue	53.5%	71.6%		44.6%	65.5%
Memory	$4	$6	(33.3)%	$13	$48	(72.9)%
As a percent of total net revenue	5.6%	3.7%		9.4%	13.2%

Net revenue from products	$42	$122	(65.6)%	$75	$285	(73.7)%

Net revenue from services	$29	$40	(27.5)%	$64	$77	(16.9)%
As a percent of total net revenue	40.9%	24.7%		46.0%	21.3%

Total net revenue	$71	$162	(56.2)%	$139	$362	(61.6)%

Our revenue by geographic region for the three and six months ended April 30, 2009 and 2008 is as follows:

	Three Months Ended April 30,		2009 over 2008 Change	Six Months Ended April 30,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)			($ in millions)
North America	$13	$28	(53.6)%	$30	$58	(48.3)%
As a percent of total net revenue	18.3%	17.3%		21.6%	16.1%
Europe	$3	$10	(70.0)%	$7	$19	(63.2)%
As a percent of total net revenue	4.2%	6.2%		5.0%	5.2%
Asia-Pacific, excluding Japan	$47	$114	(58.8)%	$85	$251	(66.1)%
As a percent of total net revenue	66.2%	70.3%		61.2%	69.3%
Japan	$8	$10	(20.0)%	$17	$34	(50.0)%
As a percent of total net revenue	11.3%	6.2%		12.2%	9.4%

Total net revenue	$71	$162	(56.2)%	$139	$362	(61.6)%

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

Net revenue in the three months ended April 30, 2009 was $71 million, a decrease of $91 million, or 56.2%, from $162 million achieved in the three months ended April 30, 2008. Net product revenue in the three months ended April 30, 2009 was $42 million, a decrease of $80 million, or 65.6%, from $122 million achieved in the three months ended April 30, 2008. These decreases were due to lower revenue from sales of our memory and SOC test systems and lower services revenue compared to the same time last year. As noted in the “Overview” above, our memory and SOC customers continue to delay tester purchases and have significantly cut their capital budgets due to excess supply and capacity. Our SOC business generated revenue of $38 million for the three months ended April 30, 2009, a sequential increase of 58.3% from the first quarter of fiscal year 2009. This increase was driven by increased demand for our V93000 platform to test RF, baseband, computer chips and high-end digital consumer devices used in cell phones and personal computers. Our memory business continues to be negatively impacted by the recession and cyclical downturn, with revenue declining to a low of $4 million for the three months ended April 30, 2009.

Service revenue for the three months ended April 30, 2009 accounted for $29 million, or 40.9% of net revenue, compared to $40 million, or 24.7% of net revenue for the three months ended April 30, 2008. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years, and revenue is recognized over the contractual period or as services are rendered. As such, the decline in our service revenue has not been as severe during this downturn as the decline in revenue for products; however, we are experiencing sharper declines since systems product sales have deteriorated substantially since the second quarter of fiscal year 2008 and many service contracts have begun to expire and lapse.

Net revenue in the six months ended April 30, 2009, was $139 million, a decrease of $223 million, or 61.6%, from the $362 million achieved in the comparable prior period. Net product revenue in the six months ended April 30, 2009 was $75 million, a decrease of $210 million, or 73.7%, from the $285 million achieved in the comparable prior period.

Service revenue for the six months ended April 30, 2009 accounted for $64 million, or 46.0% of net revenue, compared to $77 million, or 21.3% of net revenue for the six months ended April 30, 2008.

We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 81.7% and 82.7% of total net revenue in the three months ended April 30, 2009 and 2008, respectively. Net revenue in Asia, including Japan, represented 77.5% and 76.5% of total net revenue in the three months ended April 30, 2009 and 2008, respectively. We expect a majority of our sales to continue to be generated in the Asia region as semiconductor manufacturing activities continue to concentrate in that region.

Cost of Sales

Cost of Products

	Three Months Ended April 30,		2009 over 2008 Change	Six Months Ended April 30,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)			($ in millions)
Cost of products	$30	$56	(46.4)%	$66	$135	(51.1)%
As a percent of product revenue	71.4%	45.9%		88.0%	47.4%

Cost of Products. Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The decrease in cost of products of approximately $26 million in the three months ended April 30, 2009, compared to the three months ended April 30, 2008, was primarily due to the decrease in sales of our memory and SOC products. This reduction also includes the cost savings from our restructuring actions, primarily lower compensation and benefit costs as well as lower excess and obsolete inventory charges. This was partially offset by higher manufacturing overhead costs due to excess capacity and higher restructuring charges. Our cost of products included $2.1 million of restructuring expense for the three months ended April 30, 2009, compared to a benefit of $1.2 million for the three months ended April 30, 2008, and also included $0.5 million of
SFAS No. 123(R) share-based compensation expense for both the three months ended April 30, 2009 and 2008.

Cost of products as a percent of net product revenue increased by 25.5 percentage points in the three months ended April 30, 2009, compared to the three months ended April 30, 2008, primarily due to the lower product revenue generated during the quarter.

Gross excess and obsolete inventory-related provisions in the three months ended April 30, 2009 and 2008 were $4.5 million and $4.1 million, respectively. We also sold previously written down inventory of $4.1 million and $0.8 million in the three months ended April 30, 2009 and 2008, respectively. The sales of previously written down inventory improved our gross margins on product sales by approximately 7.8 percentage points in the three months ended April 30, 2009 and 0.3 percentage points in the three months ended April 30, 2008.

The decrease in cost of products of approximately $69 million in the six months ended April 30, 2009, compared to the six months ended April 30, 2008, was primarily due to the decrease in sales of our memory and SOC products. This reduction also includes the cost savings from our restructuring actions, primarily lower compensation and benefit costs as well as lower excess and obsolete inventory charges. This was partially offset by higher manufacturing overhead costs due to excess capacity and higher restructuring charges. Cost of products included $3.6 million of restructuring expense for the six months ended April 30, 2009, compared to a benefit of $1.0 million for the six months ended April 30, 2008, and also included $1.0 million of SFAS No. 123(R) share-based compensation expense for both the six months ended April 30, 2009 and 2008.

Cost of products as a percent of net product revenue increased by 40.6 percentage points in the six months ended April 30, 2009, compared to the six months ended April 30, 2008, primarily due to the lower product revenues generated during the quarter as well as an increase in restructuring charges.

Gross excess and obsolete inventory-related provisions in the six months ended April 30, 2009 and 2008 were $17.9 million and $5.4 million, respectively. We sold previously written down inventory for $11.2 million and $1.6 million in the six months ended April 30, 2009 and 2008, respectively. The sales of previously written down inventory increased gross margin by approximately 15.4 percentage points and 0.3 percentage points for the six months ended April 30, 2009 and 2008, respectively.

During the second quarter of fiscal year 2009, we entered into an Amended and Restated Global Manufacturing Services Agreement with Jabil Circuit, Inc. under which Jabil will design, develop, manufacture, test, configure, assemble, package, ship and manage the inventory for certain products for Verigy. Jabil has been providing printed circuit boards and high-level assemblies to Verigy since our inception. This agreement expands their role to include final assembly and test for the majority of our products. We believe that our agreement with Jabil will help us better optimize inventory, maximize resources and simplify logistics. This transition has already begun, and we expect it to be substantially complete by the end of the calendar year.

As of April 30, 2009, we held $61 million of inventory, net of reserves, composed of $39 million of raw materials and $22 million of finished goods. Raw materials include approximately $36.1 million of support inventory. We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended April 30,		2009 over 2008 Change	Six Months Ended April 30,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)			($ in millions)
Cost of services	$19	$29	(34.5)%	$42	$57	(26.3)%
As a percent of service revenue	65.5%	72.5%		65.6%	74.0%

Cost of Services. Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services for the three months ended April 30, 2009 was $10 million lower, compared to the three months ended April 30, 2008. Cost of services as a percent of service revenue decreased by 7 percentage points, from 72.5% in the three months ended April 30, 2008 to 65.5% in the three months ended April 30, 2009. This margin improvement was driven by cost savings from our restructuring actions, primarily lower compensation and benefit costs, and lower discretionary spending, as well as lower repair volume. Our cost of services included $0.3 million of SFAS No. 123(R) share-based compensation expense for both the three months ended April 30, 2009 and 2008.

Cost of services in the six months ended April 30, 2009, was lower in both absolute amount and as a percent of the related revenue than the six months ended April 30, 2008. Cost of services as a percent of service revenue decreased by 8.4 percentage points, from 74.0% in the six months ended April 30, 2008 to 65.6% in the six months ended April 30, 2009. This margin improvement reflected cost savings from our restructuring actions, primarily lower compensation and benefit costs, cost savings from lower discretionary spending as well as lower repair volume. Our cost of services also included $0.6 million and $0.5 million of SFAS No. 123(R) share-based compensation expense in the six months ended April 30, 2009 and 2008, respectively.

As a percent of service revenue, cost of services will vary depending on a variety of factors, including the effect of price erosion, the reliability and quality of our products, and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended April 30,		2009 over 2008 Change	Six Months Ended April 30,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)
Research and development	$20	$26	(23.1)%	$45	$51	(11.8)%
As a percent of total net revenue	28.2%	16.0%		32.4%	14.1%

Research and Development. Research and development expense includes costs related to salaries and related compensation expenses for research and development and engineering personnel, materials used in research and development activities, outside contractor expenses, depreciation of equipment used in research and development activities, facilities and other overhead and support costs for the above, and share-based compensation. Research and development costs have generally been expensed as incurred.

Research and development expense decreased by $6 million in absolute dollars in the three months ended April 30, 2009 compared to the comparable prior period. The decrease was due to cost savings from our restructuring actions, primarily lower compensation and benefit costs and lower discretionary spending. It also reflects lower expenses for product development activities primarily from our memory business due to the recent release of the V6000 product in the first quarter of fiscal year 2009. Research and development expense also included $0.5 million of SFAS No. 123(R) share-based compensation expense for both the three months ended April 30, 2009 and 2008. Research and development expense as a percentage of revenue increased by 12.2 percentage points from 16.0% in the three months ended April 30, 2008, to 28.2% in the three months ended April 30, 2009. The increase in research and development expense as a percent of revenue reflected the significantly lower revenue levels in the second quarter of fiscal year 2009 compared to the same time last year.

Research and development expense in the six months ended April 30, 2009 decreased in absolute dollars by $6 million, compared to the same time last year, due to cost savings from our restructuring actions, primarily lower compensation and benefit costs and lower discretionary spending. It also reflects lower expenses for product development activities primarily from our memory business due to the recent release of the V6000 product in the first quarter of fiscal year 2009. Research and development as a percentage of revenue increased by 18.3 percentage points from 14.1% in the six months ended April 30, 2008 to 32.4% in the six months ended April 30, 2009. This increase was primarily due to the significantly lower revenue levels in the first half of fiscal year 2009, compared to the same period last year. Research and development expense also included $1 million of SFAS No. 123(R) share-based compensation expense for both the six months ended April 30, 2009 and 2008.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Three Months Ended April 30,		2009 over 2008 Change	Six Months Ended April 30,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)
Selling, general and administrative	$28	$37	(24.3)%	$59	$76	(22.4)%
As a percent of total net revenue	39.4%	22.8%		42.4%	21.0%

Selling, General and Administrative. Selling, general and administrative expense includes costs related to salaries and related expenses for sales, marketing and applications engineering personnel, sales commissions paid to sales representatives and distributors, outside contractor expenses, other sales and marketing program expenses, travel and professional service expenses, salaries and related expenses for administrative, finance, human resources, legal and executive personnel, facility and other overhead and support costs for the above, and share-based compensation.

Selling, general and administrative expense decreased by $9 million in absolute dollars in the three months ended April 30, 2009, compared to the three months ended April 30, 2008. The decrease was due to cost savings from our restructuring actions, primarily lower compensation and benefit costs and lower discretionary spending. These costs were partially offset by higher share-based compensation expenses. Selling, general and administrative expense included approximately $3.1 million of share-based compensation expenses in the three months ended April 30, 2009, compared to $2.9 million of such expenses in the three months ended April 30, 2008.

Selling, general and administrative expense decreased 22.4% to $59 million for the six months ended April 30, 2009, compared to the six months ended April 30, 2008. The decrease was due to cost savings from our restructuring actions, primarily lower compensation and benefit costs and lower discretionary spending. These costs were partially offset by higher share-based compensation expenses. Selling, general and administrative expenses included approximately $6.6 million of share-based compensation expenses in the six months ended April 30, 2009, compared to $5.6 million of such charges in the six months ended April 30, 2008.

Restructuring Charges

In order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy, in the first quarter of fiscal year 2009, we implemented restructuring actions to streamline our organization and further reduce our operating costs. As market conditions continued to deteriorate, in the second quarter of fiscal year 2009, we announced a plan to expand our restructuring actions to further lower our quarterly operating costs. Since we implemented these actions at the beginning of the first quarter of fiscal year 2009, we reduced our global workforce by approximately 170 employees through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements. The restructuring actions were designed to decrease our quarterly operating costs to enable us to achieve break-even results at revenue levels of $110 million per quarter. The total charges during our second fiscal quarter of 2009 for our restructuring actions were approximately $4.2 million, $2.1 million of which was recorded within cost of sales and the remainder of which was recorded within operating expenses. We have reduced our costs by almost $20 million since the fourth quarter of fiscal year 2008, which includes savings from restructuring activities as described above and other cost saving initiatives.

As of April 30, 2009, we had approximately $4.3 million of accrued restructuring liability included within other current liabilities on our condensed consolidated balance sheet.

Interest Income and Other

The following table presents the components of interest income and other for the three and six months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in millions)
Interest and other income	$2	$4	$4	$9
Net foreign currency (loss) gain	(1)	1	(1)	1

Interest income and other	$1	$5	$3	$10

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

The following table presents the components of impairment of investments for the three and six months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
	(in millions)
Impairment of cost-based investments	$—	$—	$(6)	$—
Impairment of auction rate securities	—	(2)	(8)	(2)

Impairment of investments	$—	$(2)	$(14)	$(2)

During the six months ended April 30, 2009, we incurred a $6.2 million charge related to the write-off of a cost method investment that was determined to be impaired on an other-than-temporary basis. We also recorded a $7.7 million other- than-temporary impairment charge during the same period for our auction rate securities. We did not incur other-than-temporary impairments during the three months ended April 30, 2009. We also recorded other-than-temporary impairments within the statement of operations for both the three and six months ended April 30, 2008 of $1.5 million related to our auction rate securities. See Note 11 “Marketable Securities” and Note 14 “Cost Method Investment”.

Provision for Income Taxes

For both the three months ended April 30, 2009 and 2008, we recorded an income tax provision of approximately $3 million. In addition, during the six months ended April 30, 2009 and 2008, we recorded an income tax provision of approximately $4 million and $6 million, respectively. The decrease in income tax provision is primarily attributable to a loss before income taxes of $90 million during the six months ended April 30, 2009, compared to income before income taxes of $52 million for the six months ended April 30, 2008. Our current provision for income taxes relates to the net position of tax expenses in foreign jurisdictions which had operating profit and the tax benefit in jurisdictions with operating loss. We have established a valuation allowance for our deferred tax assets related to capital losses. As of April 30, 2009, the valuation allowance related to capital losses was $2.2 million. The increase of $1.2 million in valuation allowance resulted in an increase to the income tax provision in the amount of $1.2 million for the three months ended April 30, 2009.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of audits.

As of April 30, 2009, the total unrecognized tax benefits of $14.2 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $13.8 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $13.8 million would reduce our income tax provision if recognized, with a remaining $0.4 million affecting goodwill if recognized.

We recognize interest and penalties related to income tax matters as a component of the income tax provision. We have approximately $1.5 million of cumulative accrued interest and penalties as of April 30, 2009.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. Our 2006 to 2008 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. Our U.S. federal income tax returns are currently under audit by the Internal Revenue Service for the fiscal years ending October 31, 2006 and 2007.

Goodwill and Long-Lived Assets

Our goodwill balance as of both April 30, 2009 and 2008 was $18 million and represents an allocation of goodwill recorded during our separation from Agilent. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Under SFAS 142 “Goodwill and Other Intangible Assets”, we have two reporting units for which we assess goodwill for impairment.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

We performed an interim goodwill and long-lived asset impairment analysis during the three months ended January 31, 2009 because of the sharp deterioration in our operating results. Based on this interim assessment, we concluded that we did not have any impairment as of January 31, 2009. Management has concluded that no impairment indicators exist as of April 30, 2009, as such, no interim assessment was conducted for the three months ended April 30, 2009. If the economy continues to deteriorate or if business does not improve, we may be required to record a non-cash impairment charge relating to these assets.

Financial Condition

Liquidity and Capital Resources

As of April 30, 2009, we had $172 million in cash and cash equivalents, compared to $144 million as of October 31, 2008. This increase in cash was primarily due to cash proceeds from the maturities of available for sale securities and the reduction in receivables, partially offset by the net loss of $94 million.

Net Cash (Used in) Provided by Operating Activities

In the six months ended April 30, 2009, we used $84 million in cash for operating activities, compared to $67 million generated in the six months ended April 30, 2008. The $84 million cash used during the six months ended April 30, 2009, was a result of $94 million of net loss, a $23 million reduction in receivables as a result of customer payments, a decrease of $1 million in inventory and a $1 million increase in income tax and other taxes payable. Also during the six months ended April 30, 2009, we had non-cash charges of $8 million from depreciation and amortization expense, $18 million from gross excess and obsolete inventory provisions, $9 million of net share-based compensation costs and a $14 million impairment loss on marketable securities and cost method investments. These impacts were partially offset by decreases of $31 million in payables, $12 million in employee compensation and benefits, $18 million in deferred revenue, and a change in net assets of $3 million in other current and long-term assets and liabilities.

In the six months ended April 30, 2008, we generated $67 million in cash from operating activities. The $67 million cash generation during the six months ended April 30, 2008 was a result of $46 million of net income, an $18 million reduction in receivables and a change in net assets of $9 million in other current and long-term assets and liabilities. Also, during the six months ended April 30, 2008, we had non-cash charges of $8 million from depreciation and amortization expense, $5 million from gross excess and obsolete inventory provisions, $8 million of share-based compensation costs, and $1.5 million from an other-than-temporary impairment on marketable securities. The effect of these charges was partially offset by an increase of $15 million in inventory and decreases of $9 million in income and other taxes payable, $4 million in deferred revenue, and $1 million in employee compensation and benefits.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in the six months ended April 30, 2009 was $112 million, compared to $25 million provided in the six months ended April 30, 2008. The net cash generated was primarily related to the proceeds from the maturities and sale of available for sale marketable securities of $139 million and proceeds from the disposition of assets of $2 million. This was partially offset by purchases of available for sale marketable securities of $26 million and investments made for property, plant and equipment of $3 million. Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of April 30, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of April 30, 2009 had a carrying value of $284 million, of which approximately $56 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $7.7 million for the six months ended April 30, 2009 related to our auction rate securities and no such impairment during the three months ended April 30, 2009. We have also recorded a temporary impairment within accumulated other comprehensive loss of approximately $1.8 million (net of tax of $0.2 million), primarily for our auction rate securities that are backed by pools of student loans as of April 30, 2009.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received approximately $0.7 million from the distribution these funds during the three months ended April 30, 2009, reducing the value of our remaining holdings of these funds to $6.3 million as of April 30, 2009.

Net cash provided by investing activities in the six months ended April 30, 2008 was $25 million. The net cash generated was primarily related to the net proceeds from the purchase and sales of available for sale marketable securities of $57 million. Cash generated from our available for sale securities was partially offset by the cash paid for the acquisition of Inovys and other investments of $28 million, net of cash acquired, and investments made for property, plant, and equipment of $4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended April 30, 2009 was $1 million, compared to $4 million provided in the six months ended April 30, 2008. The $1 million net cash provided in the six months ended April 30, 2009 was comprised of approximately $3 million from contributions by participants to our Purchase Plan, pursuant to which 375,885 shares were issued in first quarter of fiscal year 2009, offset by approximately $2 million of repurchases and of our ordinary shares made pursuant to the repurchase program approved by our shareholders in the second quarter of fiscal year 2008.

Net cash provided by financing activities in the six months ended April 30, 2008 was $4 million. The $4 million net cash proceeds in the six months ended April 30, 2008 was comprised of approximately $1 million from the exercise of employee stock options and approximately $3 million from contributions by participants of our Purchase Plan, for which 155,030 shares were issued in the first quarter of fiscal year 2008.

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

We believe that existing cash, cash equivalents and short-term marketable securities of approximately $262 million as of April 30, 2009, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months. We may require or choose to obtain debt or equity financing in the future. We cannot assure you that additional financing, if needed, will be available on favorable terms or at all.

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

The following table summarizes our contractual obligations as of April 30, 2009:

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$57	$11	$17	$14	$15
Commitments to contract manufacturers and suppliers	71	71	—	—	—
Other purchase commitments	40	40	—	—	—
Long-term liabilities	35	—	4	31	—

Total	$203	$122	$21	$45	$15

The contractual obligations table excludes our long-term income taxes payable liabilities because we cannot make a reliable estimate of the timing of cash payments. As of April 30, 2009, we had $14.2 million of unrecognized tax benefits, of which $13.8 million is recorded as long-term liabilities, and an additional $0.4 million have been netted against related deferred tax assets.

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

Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and, historically, we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 11% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $7 million as of April 30, 2009, and $12 million as of October 31, 2008. These amounts are included in other current liabilities in our condensed consolidated balance sheets as of April 30, 2009 and October 31, 2008.

Other purchase commitments. Other purchase commitments relate primarily to contracts with professional services suppliers, which include third-party consultants for legal, finance, engineering and other administrative services. With the exception of our IT service providers, our purchase commitments from professional service providers are typically cancelable with a notice of 90 days or less without significant penalties. The agreement with our primary IT service provider requires notice of 120 days and includes a termination charge of up to approximately $0.8 million in order to cancel our long-term contract.

Long-term liabilities. Long-term liabilities relate primarily to $31 million of defined benefit and defined contribution retirement obligations, and $4 million of extended warranty and deferred revenue obligations. Upon our separation from Agilent, the defined benefit plans for our employees located in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date. We made approximately $2 million of contributions to the retirement plans for fiscal year 2008. We expect expenses of approximately $6 million in fiscal year 2009 for the retirement plans, and we plan on making additional cash contributions of $2 million during the second half of fiscal year 2009.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of April 30, 2009.

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

These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of April 30, 2009, the fair value of foreign currency forward contracts designated as cash flow hedges is approximately $1.1 million. This amount is included within current liabilities and the related loss of $0.8 million (net of tax of $0.3 million) is included within unrealized losses in accumulated other comprehensive loss.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2009, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

Investment and Interest Rate Risk

We account for our investment instruments in accordance with SFAS No. 115, “Accounting for Investments in Debt and Equity Securities.” All of our cash and cash equivalents and marketable securities are treated as “available for sale” under SFAS No. 115. Our marketable securities include commercial paper, corporate bonds, government securities, and money market funds which we believe will be redeemed within one year and auction rate securities.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact as of April 30, 2009, and our interest income would have changed by approximately $0.4 million for the six months ended April 30, 2009.

Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each interest rate reset period, investors can buy, sell, or continue to hold the securities at par. As of April 30, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of April 30, 2009 had a carrying value of $284 million, of which approximately $56 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $7.7 million for the six months ended April 30, 2009 related to our auction rate securities and no such impairment during the three months ended April 30, 2009. We have also recorded a temporary impairment within accumulated other comprehensive loss of approximately $1.8 million (net of tax of $0.2 million), primarily for our auction rate securities that are backed by pools of student loans as of April 30, 2009.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received approximately $0.7 million from the distribution of these funds during the three months ended April 30, 2009, reducing the value of our remaining holdings of these funds to $6.3 million as of April 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2009, pursuant to and as required by Rule
13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2009, our disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, Verigy’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of April 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome litigation is uncertain, we do not expect that the ultimate costs to resolve ordinary-course matters that may arise would have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The following risk factors, “Current global economic conditions may continue to adversely affect our business,” “Our business and operating results could be harmed by the highly cyclical nature of the semiconductor industry,” “We cannot ensure that we will be able to reduce our expenses as planned, and if we are unable to do so, our operating results will be harmed,” “We have a limited ability to quickly or significantly reduce our costs, which makes us particularly vulnerable to the highly cyclical nature of the semiconductor industry,” “We are dependent on contract manufacturers with whom we do not have long-term contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships,” “The market for semiconductor test equipment and services is highly concentrated, and we have limited opportunities to sell our test equipment and services,” “Failure to accurately estimate our customers’ demand and plan the production of our new and existing products could adversely affect our inventory levels and our income,” “Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income,” “We may be required to record a significant charge to earnings if our investments in equity interests become impaired,” “We may be required to record a significant charge to earnings if our goodwill becomes impaired,” “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographies outside of the United States,” “At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors,” have been updated from the version of these risk factors set forth in our Annual Report on Form 10-K for the year ended October 31, 2008.

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

Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions and may remain depressed for the foreseeable future. A sharp drop in demand and uncertainties in the financial and credit markets have caused our customers to postpone deliveries of ordered systems and placement of new orders. As a result, our revenues for the six months ended April 30, 2009 declined to $139 million, a 61.6% decrease from the $362 million recorded in the six months ended April 30, 2008. Continued uncertainties may continue to affect sales of our products and services.

While we believe we have a strong customer base, the semiconductor industry is experiencing a severe downturn. As a result of these conditions, consolidation of industry participants appears likely, and certain significant manufacturers have declared bankruptcy or have otherwise announced an inability to meet their obligations at they come due. As a result, while we have experienced strong collections in the past, we have recently experienced collection issues and, if the current market conditions do not improve or continue to deteriorate and we continue to incur losses, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our cash flow and liquidity.

In addition, the tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and therefore harm our business and operating results. We cannot predict the timing, duration of or effect on our business of the economic slowdown or the timing or strength of a subsequent recovery.

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

In the first quarter of fiscal year 2009, we implemented restructuring actions to streamline our organization and further reduce operating costs in order to address the cyclical downturn in both the memory and SOC businesses. As part of our restructuring actions, we reduced our global workforce through a combination of attrition, voluntary and involuntary terminations, and other workforce reduction programs consistent with local legal requirements. As market conditions continued to deteriorate, in the second quarter of fiscal year 2009, we announced a plan to expand our restructuring actions to further lower our quarterly operating costs to achieve break-even results at revenue levels of $110 million. As part of our restructuring actions, have also implemented temporary salary reductions, holiday shutdowns, significantly decreased the use of temporary workers and reduced discretionary spending.

There are several risks inherent in our efforts to reduce our operating costs. These include the risk that we will not be able to reduce expenditures quickly enough and hold them at a level necessary to breakeven, and that we may have to undertake further restructuring actions that would entail additional charges. Additionally, our cost-saving initiatives may impair our ability to effectively develop and market products, to remain competitive in the markets in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. We cannot ensure that we will be able to reduce our expenses as planned, and if we are unable to do so, our operating results will be harmed.

We have a limited ability to quickly or significantly reduce our costs, which makes us particularly vulnerable to the highly cyclical nature of the semiconductor industry.

Historically, downturns in the semiconductor industry have affected the test equipment and services market more significantly than the overall semiconductor industry. A significant portion of our overall costs are fixed. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues. Moreover, to remain competitive even during downturns in the semiconductor industry or generally, we must maintain a significant level of costs, including fixed costs. As a consequence, the actions we have taken to reduce costs, and similar actions we may take in future downturns, may not be sufficient to remain profitable through the downturn.

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

We rely entirely on contract manufacturers, including Jabil, Zollner and Flextronics. Our reliance on contract manufacturers gives us less control over the manufacturing process and exposes us to significant risks, including limited control over capacity, late delivery, quality and costs. Moreover, because our products are very complex to manufacture, transitioning manufacturing activities from one location to another, or from one manufacturing partner to another, is complicated. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed.

During the second quarter of fiscal year 2009, we entered into an Amended and Restated Global Manufacturing Services Agreement with Jabil Circuit, Inc. under which Jabil will design, develop, manufacture, test, configure, assemble, package, ship and manage the inventory for certain products for Verigy. In connection with the manufacturing agreement, Jabil and Verigy intend to establish Jabil’s facility in Penang, Malaysia as the principal site for final assembly and test of Verigy’s products. We expect the transition to Jabil to be substantially complete by the end of the calendar year. We cannot be certain that Jabil will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. Should Jabil be unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship products and to realize the related revenues when anticipated could be materially impacted. In addition, we may incur additional costs as part of this transition.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services generally, including our test equipment and services. For the three months ended April 30, 2009, revenue from our top ten customers accounted for approximately 30.9% of our total net revenue, with two customer individually accounting for more than 10% of our total net revenue. For the six months ended April 30, 2009, revenue from our top ten customers accounted for approximately 25.3% of our total net revenue, with two customer individually accounting for more than 10% of our total net revenue. Consolidation in the semiconductor industry is increasing this concentration. Accordingly, we expect that sales of our products will continue to be concentrated with a limited number of large customers for the foreseeable future. Our financial results will depend in large part on this concentrated base of customers’ sales and business results. Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

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

Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers’ orders. In order to meet anticipated demand, we must order components and build some inventory before we actually receive purchase orders, which includes inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. Our results could be harmed if we do not accurately estimate our customers’ product demands and are unable to adjust our purchases with market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products. During a market downturn, we could have excess inventory that we would not be able to sell, resulting in inventory write-downs and in potential related liabilities to our contract manufacturing partners. For the six months ended April 30, 2009, we recorded net excess and obsolete inventory charges of $7 million, as a result of the global economic conditions and the downturn in the semiconductor industry. Having insufficient or excess inventory could have a material adverse effect on our business, financial condition and results of operations.

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

Funds associated with our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income.

As of April 30, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of April 30, 2009 had a carrying value of $284 million, of which approximately $56 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $7.7 million for the six months ended April 30, 2009 related to our auction rate securities and no such impairment during the three months ended April 30, 2009. We have also recorded a temporary impairment within accumulated other comprehensive loss of approximately $1.8 million (net of tax of $0.2 million), primarily for our auction rate securities that are backed by pools of student loans as of April 30, 2009.

We may be required to record a significant charge to earnings if our investments in equity interests become impaired.

We are required under generally accepted accounting principles to review our equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of an investment in equity interest may not be recoverable include a decline in the operating performance of an equity investee if a private company. In the past we have made, and in the future may make, significant or minority equity investments in complementary businesses, products or technologies. If the operating performance of the companies in which we make equity investments declines, we may be required to record a charge, which may be significant, to earnings in our condensed consolidated financial statements during the period in which impairment of our investments in equity interests is determined. This could adversely impact our results of operations. During the six months ended April 30, 2009, we recorded a $6.2 million other-than-temporary impairment charge related to the write-off of a cost method investment. This impairment charge was included as an impairment of investments in the condensed consolidated statements of operations.

We may be required to record a significant charge to earnings if our goodwill becomes impaired.

We are required under generally accepted accounting principles to test goodwill for possible impairment on an annual basis and at any other time that circumstances arise indicating the carrying value may not be recoverable. As of April 30, 2009, we had $18 million of goodwill. We performed an interim goodwill and long-lived asset impairment analysis during the three months ended January 31, 2009 because of the sharp deterioration in our operating results. Based on this interim assessment, we concluded that we did not have any impairment as of January 31, 2009. Management has concluded that no impairment indicators exist as of April 30, 2009, as such, no interim assessment was conducted for the three months ended April 30, 2009. However, if the economy continues to deteriorate or if our business does not improve, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record a material impairment charge, which would have a negative impact on our results of operations.

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

Our headquarters are in Singapore, and we sell our products and services worldwide. We expect the transition of the manufacturing of final assembly and test of a majority of our products to Jabil in Penang, Malaysia to be substantially complete by the end of the calendar year. As a result, our business is subject to risks associated with doing business internationally. Revenue from customers in Asia-Pacific (including Japan) accounted for approximately 77.5% and 76.5% for the three months ended April 30, 2009 and 2008, respectively. Revenue from customers in Asia-Pacific (including Japan) accounted for approximately 73.4% and 78.7% for the six months ended April 30, 2009 and 2008, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region.

Our international activities subjects us to a number of risks associated with conducting operations internationally, including:

•	difficulties in managing geographically disparate operations;

•	potential greater difficulty and longer time in collecting accounts receivable from customers located abroad;

•	difficulties in enforcing agreements through non-U.S. legal systems;

•	unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

•	political and economic instability, civil unrest or war;

•	terrorist activities and health risks such as the “flu epidemic” and SARS that impact international commerce and travel;

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

The trading price of our ordinary shares has at times fluctuated significantly. For example, during the three months ended April 30, 2009, the trading price of our ordinary shares ranged from a low of $6.19 to a high of $11.00. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during Verigy’s annual general meeting of shareholders held on April 14, 2009.

	For	Against	Abstentions
1.Election of Directors:
Edward Grady, as a Class II director	50,562,722	717,859	170,180
Ernest Godshalk, as a Class II director	50,936,949	344,746	169,066
Bobby Cheng, as a Class II director	50,945,451	339,112	166,198
Keith Barnes, as a Class III director	50,618,259	663,429	169,073

The other four directors whose term of office as director continued after the meeting were: Scott Gibson, Eric Meurice, Claudine Simson and Steven Berglund.

		For	Against	Abstentions	Non-Vote
2.	Proposal to approve the re-appointment of PricewaterhouseCoopers to serve as the independent Singapore auditor for the fiscal year ending October 31, 2009, and to authorize the Board of Directors to fix PricewaterhouseCoopers’ remuneration.	51,103,005	230,661	117,095	-0-

3.	Proposal to approve and authorize (i) cash compensation to current non-employee directors for services rendered through the 2010 Annual General Meeting of Shareholders; (ii) pro rated cash compensation to any new non-employee directors who may be appointed after the 2009 Annual General Meeting of Shareholders and before the date of the 2010 Annual General Meeting of Shareholders; and (iii) additional cash compensation for the Lead Independent Director, and to any director who acts as chairperson of our Audit, Compensation, and/or Nominating and Governance Committees for services rendered through the date of the 2010 Annual General Meeting of Shareholders.	37,461,622	2,062,606	2,785,790	9,140,743

4.	Proposal to approve the authorization for the Board of Directors to allot and issue ordinary shares.	41,130,973	1,134,451	44,594	9,140,743

5.	Proposal to approve the Share Purchase Mandate authorizing our purchase or acquisition of our own issued ordinary shares.	42,128,732	138,344	42,942	9,140,743

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 2009	By:	/s/ Robert J. Nikl
ROBERT J. NIKL
Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X