Form 10-Q
period 2009-07-31
Verigy Ltd.
filed 2009-09-04
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

As of September 1, 2009, there were 58,796,525 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share amounts)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net revenue:
Products	$58	$138	$133	$423
Services	29	41	93	118

Total net revenue	87	179	226	541
Costs of sales:
Cost of products	32	67	98	202
Cost of services	20	29	62	86

Total costs of sales	52	96	160	288
Operating expenses:
Research and development	25	27	70	78
Selling, general and administrative	29	40	88	116
Restructuring charges	1	1	7	1

Total operating expenses	55	68	165	195
(Loss) income from operations	(20)	15	(99)	58
Interest income and other	1	6	4	17
Impairment of investments	(2)	—	(16)	(2)

(Loss) income before income taxes	(21)	21	(111)	73
Provision for income taxes	—	3	4	9

Net (loss) income	$(21)	$18	$(115)	$64

Net (loss) income per share – basic:	$(0.36)	$0.30	$(1.97)	$1.06
Net (loss) income per share – diluted:	$(0.36)	$0.29	$(1.97)	$1.05
Weighted average shares (in thousands) used in computing net (loss) income per share:
Basic:	58,583	60,003	58,307	59,962
Diluted:	58,583	60,853	58,307	60,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2009	October 31, 2008
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$281	$144
Short-term marketable securities	104	196
Trade accounts receivable, net	35	74
Inventory	64	78
Other current assets	43	46

Total current assets	527	538
Property, plant and equipment, net	40	42
Long-term marketable securities	57	71
Goodwill and other intangibles, net	20	18
Other long-term assets	61	65

Total assets	$705	$734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36	$65
Employee compensation and benefits	28	41
Deferred revenue, current	26	53
Income taxes and other taxes payable	3	3
Other current liabilities	17	34

Total current liabilities	110	196
Long-term liabilities:
Convertible senior notes	138	—
Income taxes payable	14	13
Other long-term liabilities	41	36

Total liabilities	303	245

Commitments and contingencies (Note 22)
Shareholders’ equity:
Ordinary shares, no par value; 58,727,123 and 57,822,242 issued and outstanding as of July 31, 2009 and October 31, 2008, respectively
Additional paid in capital	424	406
(Accumulated deficit) retained earnings	(11)	105
Accumulated other comprehensive loss	(11)	(22)

Total shareholders’ equity	402	489

Total liabilities and shareholders’ equity	$705	$734

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
	2009	2008
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(115)	$64
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12	11
In-process research and development charge	4	—
Gross excess and obsolete inventory-related provisions	21	10
Loss on disposal of property, plant and equipment	—	1
Share-based compensation	14	12
Excess tax benefits from share-based compensation	—	(1)
Impairment loss on investments	16	2
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable, net	35	22
Inventory	(5)	(24)
Accounts payable	(30)	—
Payables to Agilent	—	(1)
Employee compensation and benefits	(13)	(7)
Deferred revenue, current	(23)	(2)
Income taxes and other taxes payable	(2)	(8)
Other current assets and accrued liabilities	(9)	4
Other long-term assets and long-term liabilities	—	10

Net cash (used in) provided by operating activities	(95)	93
Cash flows from investing activities:
Acquisitions and investment, net of cash acquired	—	(28)
Investments in property, plant and equipment	(5)	(8)
Proceeds from disposition of assets	2	—
Purchases of available for sale marketable securities	(57)	(256)
Proceeds from sales of available for sale marketable securities	10	101
Proceeds from maturities of available for sale marketable securities	146	174

Net cash provided by (used in) investing activities	96	(17)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	138	—
Issuance costs related to the issuance of convertible senior notes	(5)	—
Issuance of ordinary shares under employee stock plans	5	8
Repurchase and retirement of ordinary shares	(2)	(13)
Excess tax benefits from share-based compensation	—	1

Net cash provided by (used in) financing activities	136	(4)

Net increase in cash and cash equivalents	137	72
Cash and cash equivalents at beginning of period	144	146

Cash and cash equivalents at end of period	$281	$218

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	OVERVIEW

Overview

Verigy Ltd. (“we,” “us” or the “Company”) designs, develops, manufactures and supports semiconductor test equipment and provides test system solutions that are used in the manufacture, validation, characterization and production test of System-on-a-Chip (SOC), System-in-a-Package (SIP), high-speed memory and memory devices. In addition to test equipment, our solutions include advanced micro-electromechanical systems (“MEMS”) probe cards, advanced analysis tools, as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

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

On June 15, 2009, we acquired Touchdown Technologies (“Touchdown”), a privately held company. Touchdown provides advanced MEMS probe cards which are designed to improve wafer throughput and yields for memory manufacturers. From the acquisition date, the results of operations of Touchdowns’ business are included in our condensed consolidated statements of operations. Also see Note 10, “Acquisition of Touchdown Technologies.”

In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in interest income and other, related to foreign currency remeasurement gains. These gains related to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008. Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years’ financial statements, and the impact of correcting these errors in the third quarter of fiscal year 2008 was not material to the full fiscal year 2008 financial statements.

Reclassifications. Certain amounts disclosed in the notes to the condensed consolidated financial statements for the three and nine months ended July 31, 2008, were reclassified to conform to the presentation used for the three and nine months ended July 31, 2009.

Principles of consolidation. The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions it believes to be reasonable. Although these estimates are based on management’s knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and long-lived assets, valuation of marketable securities and accounting for income taxes.

Subsequent events. We have evaluated subsequent events through September 4, 2009, the date of issuance of these unaudited condensed consolidated financial statements and do not have any events to disclose.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. We are currently assessing the impact that SFAS No. 141(R) and FSP 141(R)-1 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

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

In December 2008, the FASB issued FSP SFAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“SFAS 132(R)-1”). SFAS 132(R)–1 provides revised guidance on the disclosure requirement of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It requires companies to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the level in which each assets is classified within the fair value hierarchy and a reconciliation for the period of plan assets that are measured using significant unobservable inputs. It is effective for fiscal years ending after December 15, 2009. We are currently assessing the impact that SFAS 132(R)–1 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In May 2009, the FASB issued SFAS No. 165 (“FAS 165”), “Subsequent Events.” FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events, and the basis for the date. FAS 165 was effective for us in the third quarter of 2009, and upon adoption, did not have any impact on our results of operations or financial position. This new pronouncement has been incorporated into the disclosure included in Note 2, “Basis of Presentation.”

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“FAS 166”). The provisions of FAS 166 amend FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, by removing the concept of a qualifying special-purpose entity and removing the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to variable interest entities that were previously considered qualifying special-purpose entities. FAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact that FAS 166 may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51”. Additionally, FAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact that FAS 167 may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In June 2009, the FASB issued FAS No.168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of FAS 168 to have an impact on our condensed consolidated financial statements upon adoption in the fourth quarter of fiscal year 2009.

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

Concurrently with the adoption of SFAS No. 157, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of July 31, 2009, we did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities that were not previously measured at fair value.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures of fair value for any financial instruments not currently reflected on the balance sheet at fair value for all interim periods. This FSP is effective prospectively for interim and annual reporting periods ending after June 15, 2009. We adopted this FSP during the third quarter of 2009, and the adoption had no material impact on our results of operations or financial position.

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

Level 2:

Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities consist of derivative assets and liabilities, U.S. government agency securities and certificate of deposits, and corporate debt securities which are priced using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Our derivative liabilities were immaterial as of July 31, 2009.

Level 3:

Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Our Level 3 assets consist of auction rate securities and money market investments in the Reserve Primary Fund and the Reserve International Liquidity Fund.

The following table sets forth our financial assets that were measured at fair value on a recurring basis as of July 31, 2009:

	Fair Value Measurement as of July 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Money market funds	$244	$—	$3	$247
U.S. government agency securities and certificate of deposits	4	5	—	9
Corporate debt securities	—	92	—	92
Auction rate securities	—	—	57	57
Derivative assets	—	2	—	2

Total assets measured at fair value	$248	$99	$60	$407

The amounts in the table above are reported in the condensed consolidated balance sheet as of July 31, 2009 as follows:

	Fair Value Measurement as of July 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Cash equivalents	$244	$—	$—	$244
Short-term marketable securities	4	97	3	104
Other current assets	—	2	—	2
Long-term marketable securities	—	—	57	57

Total assets measured at fair value	$248	$99	$60	$407

The following table provides a summary of changes in fair value of our Level 3 financial assets as of July 31, 2009:

	Auction Rate Securities	Money Market Funds
	(in millions)
Balance as of October 31, 2008	$71	$23
Other-than-temporary impairment	(10)	—
Money market redemptions	—	(20)
Unrealized gain included in other comprehensive income	3	—
Transfer out of Level 3 to Level 2 (1)	(7)	—

Balance as of July 31, 2009	$57	$3

(1)	In the first half of fiscal year 2009, one of our auction rate securities was converted into a subordinated bond. We have reclassified this bond from long-term marketable securities to short-term marketable securities because it is trading at regular intervals.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	As of July 31, 2009
	Carrying Value	Fair Value
Convertible senior notes due July 15, 2014	$138	$168

Total convertible notes	$138	$168

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. (Also see Note 11, “Convertible Senior Notes”).

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

Cash Flow Hedges

We use forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen, Chinese yuan, Singapore dollar and the euro. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of hedges, if any, are recognized in the condensed consolidated statement of operations. The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive loss as of July 31, 2009 will generally be reclassified into earnings within twelve months. Changes in the fair value of foreign currency forward exchange due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in interest income and other in the statement of operations. We did not have any ineffective hedges during the periods presented. As of July 31, 2009, the total notional amount of outstanding forward contracts in place that hedged future purchases was approximately $30.2 million, based upon the exchange rate as of July 31, 2009. The forward contracts cover future purchases that are expected to occur over the next twelve months.

Balance Sheet Hedges

Other derivatives not designated as hedging instruments under SFAS 133 consists primarily of forward contracts to minimize the risk associated with the foreign exchange effects of remeasuring monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market as of July 31, 2009, with realized and unrealized gains and losses included in interest income and other. As of July 31, 2009, we had foreign currency forward contracts in place to hedge exposures in euro, Israeli shekel, Japanese yen, Singapore dollar, Malaysian ringgit, Canadian dollar, Korean won and the Taiwanese dollar. As of July 31, 2009, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $13.3 million and the total outstanding forward contracts in place for foreign currency sales was $10.6 million, based upon the exchange rates as of July 31, 2009.

For the three months ended July 31, 2009, non-designated foreign currency forward contracts resulted in a gain of $0.1 million. For the three months ended July 31, 2009, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $0.1 million. For the nine months ended July 31, 2009, non-designated foreign currency forward contracts resulted in a loss of $0.5 million. For the nine months ended July 31, 2009, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $1.0 million. All of the above noted gains and losses are included in interest income and other in our condensed consolidated statements of operations.

The amounts in the tables below include fair value adjustments related to our own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts under SFAS 133 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	July 31, 2009	October 31, 2008	July 31, 2009	October 31, 2008
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$1.8	$0.1	$—	$9.6
Foreign exchange contracts not designated as cash flow hedges	0.6	1.8	0.2	2.6

Total derivatives costs	$2.4	$1.9	$0.2	$12.2

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the amounts recognized in other comprehensive income for designated derivative contracts under SFAS 133 and the associated impact that was reclassified to the statement of operations as an (increase) decrease in cost of sales:

	(Loss) Recognized in OCI (Effective Portion)		Location of Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Three Months Ended July 31, 2009	Nine Months Ended July 31, 2009		Three Months Ended July 31, 2009	Nine Months Ended July 31, 2009
	(in millions)			(in millions)
Foreign exchange contracts	$(2.5)	$(4.1)	Cost of Sales	$(0.4)	$(7.2)

We did not have a significant amount of cash flow hedging activity for the three and nine months ended July 31, 2008. Foreign exchange contracts designated as cash flow hedges relate to employee payroll and benefits as well as other costs primarily related to manufacturing. The associated gains and losses are expected to be recorded in cost of sales when reclassified from accumulated other comprehensive income.

We expect to realize the accumulated other comprehensive income balance related to foreign exchange contracts within the next twelve months.

Effect of Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of designated derivative contracts under SFAS 133 on results of operations recognized as an (increase) decrease in cost of sales was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$(0.4)	$0.4	$(7.2)	$2.0

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in interest income and other was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in millions)
Gain (loss) on foreign exchange contracts	$0.1	$(0.5)	$(0.5)	$(1.5)

6.	NET (LOSS) INCOME PER SHARE

The following is a reconciliation of the basic and diluted net (loss) income per share computations for the periods presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Basic Net (Loss) Income Per Share:
Net (loss) income (in millions)	$(21)	$18	$(115)	$64
Weighted average number of ordinary shares (1)	58,583	60,003	58,307	59,962
Basic net (loss) income per share	$(0.36)	$0.30	$(1.97)	$1.06
Diluted Net (Loss) Income Per Share:
Net (loss) income (in millions)	$(21)	$18	$(115)	$64
Weighted average number of ordinary shares (1)	58,583	60,003	58,307	59,962
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1) (2)	—	850	—	798

Total shares for purpose of calculating diluted net (loss) income per share (1)	58,583	60,853	58,307	60,760

Diluted net (loss) income per share	$(0.36)	$0.29	$(1.97)	$1.05

(1)	Weighted average shares are presented in thousands.

(2)	The dilutive effect of our convertible senior notes will be reflected in diluted net income per share by application of the if-converted method. The conversion is not assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Also see Note 11, “Convertible Senior Notes”.

The dilutive effect of outstanding options and restricted share units (“RSU”) is reflected in diluted net income per share, but not loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by SFAS No. 123(R).

The following table presents those options to purchase ordinary shares, restricted share units outstanding and convertible senior notes which were not included in the computation of diluted net (loss) income per share because they were anti-dilutive:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)
Non-qualified Share Options:
Number of options to purchase ordinary shares	4,131	667	4,131	812
Restricted Share Units:
Number of restricted share units	1,409	96	1,409	12
Convertible Senior Notes:
Number of potential ordinary shares to be converted	10,526	—	10,526	—

7.	PROVISION FOR INCOME TAXES

For the three months ended July 31, 2009 and 2008, we recorded an income tax provision of approximately $0.2 million and $3 million, respectively. In addition, during the nine months ended July 31, 2009 and 2008, we recorded an income tax provision of approximately $4 million and $9 million, respectively. The decrease in income tax provision is primarily attributable to a loss before income taxes of $111 million during the nine months ended July 31, 2009, compared to income before income taxes of $73 million for the nine months ended July 31, 2008. Our current provision for income taxes relates to tax due in foreign jurisdictions which had taxable income. We have established a valuation allowance for the portion of our deferred tax assets related to capital losses. As of July 31, 2009, the valuation allowance related to capital losses was $2.2 million. There was no change to this valuation allowance balance since April 30, 2009.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of audits.

As of July 31, 2009, the total unrecognized tax benefits of $14.9 million included approximately $0.5 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $14.4 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $14.4 million would reduce our income tax provision if recognized, with a remaining $0.5 million affecting goodwill if recognized.

We recognize interest and penalties related to income tax matters as a component of the income tax provision. We have approximately $1.7 million of cumulative accrued interest and penalties as of July 31, 2009.

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

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). A total of 10,300,000 ordinary shares were authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, and restricted share units. As of July 31, 2009, there were approximately 2,800,000 ordinary shares available for new awards under the 2006 EIP, and approximately 6,000,000 ordinary shares reserved for issuance for outstanding stock option and restricted share unit awards.

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

As of July 31, 2009, a cumulative plan total of 1,413,677 ordinary shares had been issued since inception as a result of purchases made by participants in our Purchase Plan, including 369,376 shares issued in the third quarter of fiscal year 2009.

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

Share-Based Award Activity

The following table summarizes stock option activity during the nine months ended July 31, 2009:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2008	3,451	$16.50
Granted	814	$9.13
Exercised (1)	(24)	$9.81
Cancelled / Expired	(110)	$15.85

Outstanding as of July 31, 2009	4,131	$15.10

(1)	The amount and the total pretax intrinsic value of stock options exercised during the nine months ended July 31, 2009 were not material.

The following table summarizes restricted share unit activity during the nine months ended July 31, 2009:

	Restricted Share Units
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2008	1,264	$20.27
Granted	1,197	$9.02
Vested and paid out	(470)	$17.47
Forfeited	(77)	$17.83

Outstanding as of July 31, 2009 (2) (3)	1,914	$14.02

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy as of July 31, 2009:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$6.49 — 15.00	2,266	4.92 years	$11.75	$5,059
$15.01 — 20.00	1,360	5.30 years	$16.69	—
$20.01 — 25.00	112	4.62 years	$23.88	—
$25.01 — 30.00	393	4.41 years	$26.44	—

	4,131	4.99 years	$15.10	$5,059

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $13.29 on July 31, 2009, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of July 31, 2009, approximately 2,393,000 outstanding options were vested and exercisable and the weighted average exercise price was $15.40. The total number of exercisable stock options that were in-the-money was approximately 600,400, and the weighted average exercise price per share of the in-the-money options was $9.87.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares as of July 31, 2009:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$6.46 — 15.00	1,122	$9.17
$15.01 — 20.00 (2)	319	$18.47
$20.01 — 25.00	331	$20.83
$25.01 — 30.00 (3)	142	$26.46

	1,914	$14.02

(2)	The outstanding restricted share units as of July 31, 2009 include approximately 30,000 fully vested units held by outside directors.

(3)	The outstanding restricted share units as of July 31, 2009 include approximately 18,500 fully vested units held by outside directors.

As of July 31, 2009, the total grant date fair value of our outstanding restricted share units was approximately $26.8 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $25.4 million.

Share-based Compensation

The impact on our results for share-based compensation for Verigy options, restricted share units and employee share purchases made under the Purchase Plan for the three and nine months ended July 31, 2009 and 2008, respectively, was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in millions)
Cost of products and services	$0.9	$0.8	$2.5	$2.3
Research and development	0.6	0.5	1.6	1.5
Selling, general and administrative	3.4	3.0	10.0	8.6

Total share-based compensation expense	$4.9	$4.3	$14.1	$12.4

For the three and nine months ended July 31, 2009 and 2008, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of Verigy options granted during the three and nine months ended July 31, 2009, was $4.63 and $4.19 per share, respectively, and was determined using the Black Scholes option pricing model. The tax benefit realized from exercised stock options for the three and nine months ended July 31, 2009 and 2008 was insignificant.

As of July 31, 2009 and 2008, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $30.5 million and $34.0 million, respectively. We expect to recognize the compensation cost related to these share-based awards over a weighted average of 2.62 years.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three and nine months ended July 31, 2009 and 2008 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Risk-free interest rate for options	1.75%	3.37%	1.63%	3.14%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for options	52.4%	44.5%	55.3%	47.0%
Expected option life	4.34 years	4.50 years	4.44 years	4.42 years

Valuation Assumptions for the Purchase Plan

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Risk-free interest rate for ESPP	0.35%	2.05%	0.35%	2.05%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for ESPP	51.9%	44.1%	51.9%	44.1%
Expected ESPP life	6 months	6 months	6 months	6 months

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

On April 14, 2009, at our 2009 annual general meeting of shareholders, our shareholders approved a resolution to renew the share repurchase program to extend through the 2010 annual general meeting of shareholders. This approval allows the repurchase of up to 10 percent of Verigy’s outstanding ordinary shares, or approximately 6 million ordinary shares.

The following repurchases under the 2008 repurchase program and the 2009 repurchase program were completed in the periods presented below:

	Number of Ordinary Shares Repurchased	Weighted Average Price Per Share	Amount of Ordinary Shares Repurchased
	(in thousands)		(in thousands)
2008 Repurchase Program to date as of October 31, 2008	2,637	$20.06	$52,901
Three months ended January 31, 2009	197	$8.48	1,669
Three months ended April 30, 2009	—	$—	—
Three months ended July 31, 2009	—	$—	—

2008 and 2009 Repurchase Programs to date as of July 31, 2009	2,834	$19.25	$54,570

All repurchased shares are immediately retired and will not be available for future resale.

10.	ACQUISITION OF TOUCHDOWN TECHNOLOGIES

On June 15, 2009, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Touchdown Technologies, Inc., a Delaware corporation. The consideration payable in the acquisition consists of contingent consideration payable based on revenue from probe card sales during a five year period beginning November 1, 2009. There is no minimum or maximum amount of contingent consideration payable pursuant to the acquisition agreement.

The acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under the purchase method of accounting, the estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their fair values. As no purchase consideration was paid at the time of the acquisition, the fair value of acquired net assets over purchase consideration of zero is recorded as a liability titled deferred acquisition credit. When the contingencies are resolved, any contingent consideration paid will reduce this liability. Any excess of the contingent payments over this liability will be recognized as an additional cost of the acquisition. Any excess of this liability over the contingent payments will reduce the recognized value of the acquired net assets on a pro rata basis. Any amount that remains after reducing those assets to zero will be recognized as an extraordinary gain.

The preliminary purchase price allocation is as follows (in millions):

(in millions)
Gross tangible assets acquired	$5
Gross tangible liabilities assumed	(5)

Net tangible assets (liabilities)	—
Intangible assets	2
In-process research and development	4
Deferred acquisition credit	(6)

Total	$—

Intangible assets of $2 million relates to developed technology of $1 million and patents of $1 million that will be amortized over the weighted average useful life of 4 years. In-process research and development of $3.8 million relates to projects that had not reached technological feasibility and had no alternative future use, and therefore, did not qualify for capitalization and was recorded as an operating expense during three and nine months ended July 31, 2009.

The fair value of the existing technology was determined based on an income approach using the relief from royalty method and was determined by calculating the present value of the royalty savings related to the intangible assets using a royalty rate of 1.5% and a discount rate of 45.0%. The discount rate was estimated using an implied rate of return of the transaction, adjusted for the specific risk profile of the asset. The remaining useful life of existing technology was estimated based on historical product development cycles, the projected rate of technology attrition, and the future economic benefit expected to be received from the asset.

The fair value of patents was determined using the cost approach. The estimated useful life was determined based on the future economic benefit expected to be received from the patents.

The fair value of the in-process technology was determined based on the income approach using the multi-period excess earnings method. In-process technology is a result of acquired in-process technology projects that have not yet reached technological feasibility and have no alternative future uses. The cash flows derived from the in-process technology were discounted at a rate of 55% and was estimated using an implied rate of return of the transaction, adjusted for the specific risk profile of the project.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for Verigy and Touchdown Technologies on a pro forma basis, as though the companies had been combined as of the beginning of fiscal year 2008. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2008. The pro forma financial information for the three and nine month periods ended July 31, 2009 and 2008 include the business combination accounting effect on historical Touchdown Technologies revenue, amortization and in-process research and development charges from acquired intangible assets and related tax effects.

	Three Months Ended July 31,		Nine Months Ended July 31,
	(in millions, except per share data)
	2009	2008	2009	2008
Total revenues	$87	$180	$226	$546

Net (loss) income	$(26)	$10	$(128)	$42

Net (loss) income per share – basic	$(0.45)	$0.16	$(2.20)	$0.71

Net (loss) income per share – diluted	$(0.45)	$0.16	$(2.20)	$0.70

11.	CONVERTIBLE SENIOR NOTES

On July 15, 2009, we issued $138 million of convertible senior notes (the “notes”). The notes will mature on July 15, 2014, and bear interest at a fixed rate of 5.25% per annum. The interest is payable semi-annually on January 15th and July 15th of each year and payments commence on January 15, 2010. We incurred issuance costs of $5 million in connection with the senior notes. These costs were capitalized in other assets on the condensed consolidated balance sheet, and the costs are being amortized to interest expense over the term of the senior notes using the effective interest method. The initial conversion rate for the notes is 76.2631 ordinary shares per $1,000 principal amount, equal to a conversion price of approximately $13.11 per ordinary share. This conversion rate is subject to adjustment in some events, but will not be adjusted for accrued interest. Holders may convert their notes at any time prior to the maturity date.

We may not redeem the notes prior to July 20, 2012, except upon the occurrence of certain tax-related events. On or after July 20, 2012, we may redeem for cash all or part of the notes if the last reported sale price per ordinary share has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending within five trading days prior to the date on which we provide notice of redemption. The redemption price will equal 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, up to the date of redemption.

If we undergo a fundamental change, subject to certain conditions, holders may require us to purchase their notes in whole or in part for cash at a purchase price equal to 100% of the principal amount being purchased, plus accrued and unpaid interest, up to the date of purchase. In addition, upon the occurrence of a fundamental change, for holders who elect to convert their notes in certain circumstances, we will increase the conversion rate not to exceed 95.3288 per $1,000 principal amount, equal to a conversion price of $10.49 per ordinary share. Upon default, holders of at least 25% of the convertible notes can declare 100% of the principal and accrued and unpaid interest to become due and payable. In the event of insolvency or bankruptcy, the aggregate principal and accrued and unpaid interest automatically become due and payable.

12.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of tax, are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in millions)
Net (loss) income	$(21)	$18	$(115)	$64
Other comprehensive (loss) income:
Foreign currency translation adjustments	1	—	1	—
Change in unrealized gains (losses) on marketable securities and investments in other long-term assets, net of tax	3	(2)	2	(7)
Change in unrealized gains (losses) on derivative instruments qualifying as cash flow hedges, net of tax	2	(1)	8	—

Total comprehensive (loss) income	$(15)	$15	$(104)	$57

13.	MARKETABLE SECURITIES

We account for our short-term marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP is effective for interim and annual periods ending after June 15, 2009. We adopted this FSP during the third quarter of 2009, and the adoption did not have a material impact on our results of operations or financial position.

We classify our marketable securities as available for sale at the time of purchase and re-evaluate such designation as of each condensed consolidated balance sheet date. We amortize premiums and discounts against interest income over the life of the investment. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less. For those investments that we intend to sell or more likely than not would be required to sell before recovery of the amortized cost basis, we recognized other than temporary impairment charges in earnings representing both credit and non-credit loss.

Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of July 31, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of July 31, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of July 31, 2009 had a carrying value of $405 million, of which approximately $57 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $9.5 million for the nine months ended July 31, 2009 related to our auction rate securities, of which $1.5 million was recorded as an impairment during the three months ended July 31, 2009. We have also recorded an unrealized gain within accumulated other comprehensive income of approximately $2.1 million (net of tax of $0.4 million), primarily for our auction rate securities that are backed by pools of student loans as of July 31, 2009.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received approximately $3.1 million from the distribution of these funds during the three months ended July 31, 2009, reducing the value of our remaining holdings of these funds to $3.2 million as of July 31, 2009.

The following table summarizes our marketable security investments as of July 31, 2009:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$247	$—	$247
U.S. government agency securities and certificate of deposits	9	—	9
Corporate debt securities	90	2	92

Total cash equivalents and short-term marketable securities	$346	$2	$348

Long-term marketable securities:
Auction rate securities	$58	$(1)	$57

Total long-term available for sale investments	$58	$(1)	$57

As Reported:
Cash equivalents			$244
Short-term marketable securities			104
Long-term marketable securities			57

Total as of July 31, 2009			$405

The amortized cost and estimated fair value of cash equivalents and marketable securities classified as available for sale as of July 31, 2009 are shown in the table below by their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Less than 1 year	$307	$—	$307
Due in 1 to 2 years	39	2	41
Due after 2 years	58	(1)	57

Total as of July 31, 2009	$404	$1	$405

14.	INVENTORY

Inventory, net of related reserves, consists of the following:

	July 31, 2009	October 31, 2008
	(in millions)
Raw materials	$41	$42
Finished goods	23	36

Total inventory	$64	$78

There were approximately $17 million of demonstration products included in finished goods inventory as of July 31, 2009, and $22 million as of October 31, 2008.

The total cost of products in the condensed consolidated statements of operations for the three months ended July 31, 2009 and 2008 included gross inventory-related provisions of $2.9 million and $3.8 million, respectively, for excess and obsolete inventory at our sites, as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, our gross margins were favorably impacted by the sale of previously written down inventory of $3.0 million and $0.4 million, respectively, for the same periods.

For the nine months ended July 31, 2009 and 2008 total cost of products included gross inventory-related provisions of $20.8 million and $9.9 million, respectively, for excess and obsolete inventory. In addition, our gross margins were favorably impacted by the sale of previously written down inventory of $14.2 million and $2.0 million, respectively, for the same periods.

15.	PROPERTY, PLANT AND EQUIPMENT, NET

	July 31, 2009	October 31, 2008
	(in millions)
Leasehold improvements	$13	$17
Software	21	21
Machinery and equipment	55	48

Total property, plant and equipment	89	86
Accumulated depreciation and amortization	(49)	(44)

Total property, plant and equipment, net	$40	$42

We recorded approximately $8 million of depreciation and amortization expense for the three months ended July 31, 2009, and $12 million for the nine months ended July 31, 2009. We recorded approximately $3 million of depreciation and amortization expense for the three months ended July 31, 2008, and $11 million for the nine months ended July 31, 2008.

16.	COST METHOD INVESTMENT

Our investments in private companies are accounted for using the cost method because we have no significant influence over the investee. All of our investments are subject to periodic impairment review, which requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. In the nine months ended July 31, 2009, we recorded a $6.2 million other-than-temporary impairment charge related to the write-off of a cost method investment because we determined that the carrying value of the investment was not recoverable. This impairment charge was included as an impairment of investments in the condensed consolidated statements of operations. No impairment charges were recorded during the three months ended July 31, 2009 and 2008 or during the nine months ended July 31, 2008.

17.	GOODWILL AND OTHER LONG-LIVED ASSETS

Our goodwill balance as of both July 31, 2009 and 2008 was $18 million and represents an allocation of goodwill recorded during the separation from Agilent. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Under SFAS 142 “Goodwill and Other Intangible Assets”, we have two reporting units for which we assess goodwill for impairment.

During the nine months ended July 31, 2009, we recorded $2 million of intangible assets related to our acquisition of Touchdown Technologies with a weighted-average amortization period of 4 years. These assets will be amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

We performed an interim goodwill and long-lived asset impairment analysis during the three months ended January 31, 2009 because of the sharp deterioration in our operating results. Based on this interim assessment, we concluded that we did not have any impairment as of January 31, 2009. Management has concluded that no impairment indicators exist as of July 31, 2009, as such, no interim assessment was conducted for the three months ended July 31, 2009.

18.	GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity during the nine months ended July 31, 2009 and 2008 is shown in the table below: (Also see Note 21 “Other Current Liabilities and Other Long-Term Liabilities”)

	Nine Months Ended July 31,
	2009	2008
	(in millions)
Beginning balance as of November 1,	$5	$9
Accruals for warranties issued during the period	3	8
Accruals related to pre-existing warranties (including changes in estimates)	—	—
Settlements made during the period	(5)	(10)

Ending balance as of July 31,	$3	$7

In our condensed consolidated balance sheets, standard warranty accrual is presented within other current liabilities.

Extended Warranty

A summary of our extended warranty deferred revenue activity for the nine months ended July 31, 2009 and 2008 is shown in the table below:

	Nine Months Ended July 31,
	2009	2008
	(in millions)
Beginning balance as of November 1,	$16	$21
Revenue recognized during the period	(9)	(8)
Deferral of revenue for new contracts	2	5

Ending balance as of July 31,	$9	$18

In our condensed consolidated balance sheets, current deferred revenue is presented separately and long-term deferred revenue is included in other long-term liabilities. (See Note 21 “Other Current Liabilities and Other Long-Term Liabilities”)

Indemnifications

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

19.	RESTRUCTURING

In order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy, in the first quarter of fiscal year 2009 we implemented restructuring actions to streamline our organizations and further reduce our operating costs. As market conditions continued to deteriorate, in the second quarter of fiscal year 2009, we announced a plan to expand our restructuring actions to further lower our quarterly operating costs in fiscal year 2009. As part of these restructuring actions, we have reduced our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements.

The total charges for the three and nine months ended July 31, 2009 for these restructuring actions were approximately $2.1 million and $12.0 million, respectively, $1.0 million and $4.6 million of which were recorded within cost of sales in the respective periods and the remainder of which were recorded within operating expenses.

As of July 31, 2009, we had approximately $3.9 million of accrued restructuring liability included within other current liabilities on the condensed consolidated balance sheet.

The table below summarizes the impact to the statement of operations resulting from all restructuring actions for the three and nine months ended July 31, 2009 and 2008 is shown below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in millions)
Restructuring charges (included in cost of sales)	1.0	1.2	4.6	0.2
Restructuring charges (included in operating expenses)	1.1	0.9	7.4	1.1

Total restructuring charges	$2.1	$2.1	$12.0	$1.3

A summary of restructuring activity for all restructuring actions through July 31, 2009 is shown in the table below:

Workforce Reduction
(in millions)
Beginning balance at October 31, 2008	$0.7
Total charges	12.0
Cash payments	(7.6)
Other	(0.7)
Foreign currency impact	(0.5)

Ending balance as of July 31, 2009	$3.9

20.	RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

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

For the three and nine months ended July 31, 2009, our matching expenses for our U.S. employees under the Verigy 401(k) and the Verigy profit sharing plans were $0.4 million and $1.5 million, respectively, compared to $0.9 million and $2.3 million in the comparable periods in fiscal year 2008.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan. At June 1, 2006, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. For the nine months ended July 31, 2009, the amount of expenses recognized under the RMA plan was approximately $0.4 million and was nominal for the three months ended July 31, 2009. There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans. Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Costs for All U.S. and Non-U.S. Plans. The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for the three and nine months ended July 31, 2009 and 2008:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended July 31,
	2009	2008	2009	2008	2009	2008
	(in millions)
Defined benefit pension plan costs	$—	$—	$1.4	$1.8	$1.4	$1.8
Defined contribution pension plan costs	0.4	0.9	0.2	0.3	0.6	1.2
Non-pension post-retirement benefit costs	—	0.2	—	—	—	0.2

Total retirement-related plans costs	$0.4	$1.1	$1.6	$2.1	$2.0	$3.2

	U.S. Plans		Non-U.S. Plans		Total
	Nine Months Ended July 31,
	2009	2008	2009	2008	2009	2008
	(in millions)
Defined benefit pension plan costs	$—	$—	$3.9	$5.3	$3.9	$5.3
Defined contribution pension plan costs	1.5	2.3	0.7	0.9	2.2	3.2
Non-pension post-retirement benefit costs	0.4	0.5	—	—	0.4	0.5

Total retirement-related plans costs	$1.9	$2.8	$4.6	$6.2	$6.5	$9.0

Non-U.S. Defined Benefit. For the three and nine months ended July 31, 2009 and 2008, the net pension costs related to participation in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in millions)
Service cost — benefits earned during the year	$0.9	$1.2	$2.4	$3.9
Interest cost on benefit obligation	0.9	1.0	2.7	2.9
Expected return on plan assets	(0.6)	(0.7)	(1.8)	(2.4)
Amortization and deferrals:
Actuarial loss	0.2	0.3	0.6	0.9

Total net plan costs	$1.4	$1.8	$3.9	$5.3

Measurement date. We use September 30 as the measurement date for all of our non-U.S. plans and October 31 for our U.S. retiree medical account.

21.	OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current accrued liabilities as of July 31, 2009 and October 31, 2008, were as follows:

	July 31, 2009	October 31, 2008
	(in millions)
Supplier liabilities	$5	$12
Derivatives	—	12
Restructuring accrual	4	1
Accrued warranty costs	3	5
Leases payable	2	—
Other	3	4

Total other current liabilities	$17	$34

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our current forecasted production and service and support needs. (Also see Note 18, “Guarantees” for additional information regarding warranty accruals and Note 19, “Restructuring” for additional information regarding our restructuring accrual).

Other long-term liabilities as of July 31, 2009 and October 31, 2008, were as follows:

	July 31, 2009	October 31, 2008
	(in millions)
Long-term extended warranty and deferred revenue	$3	$7
Retirement plan accruals	31	29
Deferred acquisition credit	6	—
Leases payable	1	—

Total other long-term liabilities	$41	$36

Also see Note 20, “Retirement Plans and Post-Retirement Benefits” for additional information regarding retirement plan accruals and Note 10, “Acquisition of Touchdown Technologies” for additional information regarding the deferred acquisition credit.

22.	COMMITMENTS AND CONTINGENCIES

As of July 31, 2009, there were no material changes in our operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets, as compared to such obligations and liabilities as of October 31, 2008. However, as part of our acquisition of Touchdown, we assumed approximately $2 million of capital lease obligations.

As of July 31, 2009, the total unrecognized tax benefits of $14.9 million included approximately $0.5 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $14.4 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $14.4 million would affect our income tax provision if recognized, with the remaining $0.5 million affecting goodwill if recognized.

Rent expense was $1.8 million and $5.0 million for the three and nine months ended July 31, 2009, respectively, compared to $1.5 million and $4.7 million in the comparable periods in fiscal year 2008.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in millions)
Net revenue from products:
SOC / SIP / High-Speed Memory	$54	$129	$116	$366
Memory	4	9	17	57

Total net revenue from products	58	138	133	423
Net revenue from services	29	41	93	118

Total net revenue	$87	$179	$226	$541

Major customers

For the three months ended July 31, 2009, one of our customers accounted for 24.8% of our total net revenue. For the three months ended July 31, 2008, three of our customers accounted for 44.0% of our total net revenue, with each one of them accounting for 19.6%, 13.7%, and 10.7%, respectively.

For the nine months ended July 31, 2009, one of our customers accounted for 10.3% of our total net revenue. For the nine months ended July 31, 2008, one of our customers accounted for 11.3% of our total net revenue.

Geographic Net Revenue Information:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in millions)
United States	$14	$25	$43	$83
Singapore	59	125	133	363
Japan	5	14	22	48
Rest of the World	9	15	28	47

Total net revenue	$87	$179	$226	$541

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Location of Property, Plant and Equipment Information:

	July 31, 2009	October 31, 2008
	(in millions)
United States	$17	$15
Singapore	11	13
Germany	5	8
China	3	4
Rest of the World	4	2

Total geographic location of property, plant and equipment	$40	$42

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements including, without limitation, statements regarding the anticipated effects of our restructuring actions, our target break-even model, manufacturing operations, the transition of certain manufacturing activities to Jabil Circuit, Inc. (“Jabil”) and the expected benefits of the transition, our research and development activities and expenses, variations in quarterly revenues and operating results, our future effective tax rate, our liquidity position, our foreign currency risk, the potential impact of adopting new accounting pronouncements, our potential future financial results, the quality of our marketable securities, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, and our lease payment obligations, each of which involves risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” and similar terms. Our actual results could differ materially from the results contemplated by forward-looking statements due to various factors, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

Overview

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. We offer a single platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices, and our V5000 Series platform, designed to test memory devices, including flash memory and multi-chip packages. In the first quarter of fiscal year 2009, we introduced our V6000 Series platform, which is the successor to the V5000 platform and is designed to test both flash memory and dynamic random access memory (“DRAM”) devices. In the third quarter of fiscal year 2009, we introduced our V101 platform which is designed to test microcontrollers and integrated circuits typically found in a wide variety of low cost mobile communications, consumer and other products. Our test platforms are scalable across different frequency ranges, different pin counts and different numbers of devices under simultaneous test. The test platforms’ flexibility also allows for a single test system to test a wide range of semiconductor device applications. Our scalable platform strategy allows us to maximize operational efficiencies such as relatively lower research and development costs, engineering headcount, support requirements and inventory risk. This platform strategy also provides economic benefits to our customers by allowing them to move their complex, feature-rich semiconductor devices to market quickly and to reduce their overall costs. In addition to our test platforms, our product portfolio includes advanced micro-electromechanical systems (“MEMS”) probe cards, advanced analysis tools, as well as consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

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

Amounts included in the accompanying condensed consolidated financial statements are expressed in U.S. dollars. Certain amounts in the condensed consolidated financial statements for the three and nine months ended July 31, 2008 were reclassified to conform to the presentation used for the three and nine months ended July 31, 2009.

On June 15, 2009, we acquired Touchdown Technologies (“Touchdown”), a privately held company. Touchdown provides advanced MEMS probe cards which are designed to improve wafer throughput and yields for memory manufacturers. From the acquisition date, the results of operations of Touchdowns’ business are included in our condensed consolidated statements of operations. Also see Note 10, “Acquisition of Touchdown Technologies.”

In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in interest income and other, related to foreign currency remeasurement gains. These gains related to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008. Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years’ financial statements, and the impact of correcting these errors in the third quarter of fiscal year 2008 was not material to the full fiscal year 2008 financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been combined and or omitted pursuant to SEC rules and regulations.

Overview of Results

Our total net revenue for the three months ended July 31, 2009, was $87 million, down $92 million, or 51.4%, from the comparable period in fiscal year 2008, but an increase of $16 million sequentially from our second quarter of fiscal year 2009. The decrease from the comparable quarter in fiscal year 2008 was due to lower revenue from sales of our memory and SOC platforms. The decline in both of our businesses resulted from substantial declines in the capital spending patterns of semiconductor manufacturer customers and of their subcontractor test partners to which we also sell our products. The crisis in the global economy and financial markets has driven companies to reassess their use of cash and has negatively impacted consumer confidence. Many of our customers have undertaken or announced restructuring activities and significant cost cuts to their capital spending budgets. These factors have caused our customers to delay test system orders and delay delivery of systems ordered. Despite the challenging business environment, in the third quarter of fiscal year 2009, customers began to see utilization rates improve and some increased demand primarily from the cell phone and personal computer markets compared to the second quarter of fiscal year 2009. This demand contributed to the 42.1% sequential revenue improvement in our SOC business, from $38 million in the second quarter of fiscal year 2009 to $54 million generated during the third quarter of fiscal year 2009.

Our gross margin for the three months ended July 31, 2009, was 40.2%, a decrease of 6.2 percentage points from the comparable period in fiscal year 2008. Gross margin was negatively impacted by the overall decline in product sales with a larger percentage of revenue being generated from service and support, which generally has a lower gross margin than our products. Our gross margin for the three months ended July 31, 2009 improved by 9.2 percentage points, from 31.0% in the second quarter of fiscal year 2009. This sequential improvement was driven primarily from sales of previously written down inventory, lower excess and obsolete inventory charges, favorable foreign currency impact relating to our cash flow hedges as well as savings from our restructuring actions. We recorded net excess and obsolescence inventory charges of $0.5 million for the third quarter of fiscal year 2009, compared to $3.4 million recorded for the third quarter of fiscal year 2008 and $0.4 million recorded for the second quarter of fiscal year 2009.

Our research and development and selling, general and administrative expenses totaled $54 million in the third quarter of fiscal year 2009, a decrease of $13 million, or 19.4%, from the comparable period in fiscal year 2008, and an increase of $6 million sequentially. The decrease in these expenses from the comparable quarter of fiscal year 2008 was primarily driven by lower compensation costs, cost savings from our restructuring actions, site shut downs and lower overall discretionary spending offset by a $3.8 million in-process research and development charge and operating expenses related to our acquisition of Touchdown Technologies. We also incurred restructuring charges of approximately $2.1 million for both the three months periods ended July 31, 2009 and 2008.

Net loss for the three and nine months ended July 31, 2009 was $21 million and $115 million, respectively, compared to net income of $18 million and $64 million achieved in the comparable periods in fiscal year 2008. The 2009 fiscal year to date loss was primarily due to the overall decline in revenue, combined with other-than-temporary impairments of $15.7 million related to write-downs of our investments and an in-process research and development charge of $3.8 million. For the nine months ended July 31, 2009, we used $95 million in cash for operating activities. On July 15, 2009, we received net proceeds of $133 million related to our issuance of convertible senior notes (the “notes”). The notes will mature on July 15, 2014, and bear interest at a fixed rate of 5.25% per annum. The interest is payable semi-annually on January 15th and July 15th of each year and payments commence on January 15, 2010. Our cash and cash equivalents balance as of July 31, 2009 was $281 million.

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

We believe that the worldwide economic recession will continue to negatively affect the semiconductor industry, however we are beginning to see some firming of business and are cautiously optimistic that the worst is now behind us. We will continue to invest in products in anticipation of a recovery in the market, and are working on initiatives to expand our customer base. We remain committed to projects and programs which we believe will allow us to increase our market share and expand into higher growth segments. We have achieved our quarterly cost and expense goals by reducing our cost structure by $30 million since our fourth quarter of fiscal year 2008 and believe that we are well positioned to grow our business when the market recovers.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and of actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and long-lived assets, valuation of marketable securities and accounting for income taxes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. There have been no significant changes during the three and nine months ended July 31, 2009 to our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended October 31, 2008, filed with the Securities and Exchange Commission on December 19, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. We are currently assessing the impact that SFAS No. 141(R) and FSP 141(R)-1 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

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

In December 2008, the FASB issued FSP SFAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“SFAS 132(R)-1”). SFAS 132(R)–1 provides revised guidance on the disclosure requirement of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” It requires companies to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the level in which each assets is classified within the fair value hierarchy and a reconciliation for the period of plan assets that are measured using significant unobservable inputs. It is effective for fiscal years ending after December 15, 2009. We are currently assessing the impact that SFAS 132(R)–1 may have on our condensed consolidated financial statements upon adoption in fiscal year 2010.

In May 2009, the FASB issued SFAS No. 165 (“FAS 165”), “Subsequent Events.” FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events, and the basis for the date. FAS 165 was effective for us in the third quarter of 2009, and upon adoption, did not have any impact on our results of operations or financial position.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“FAS 166”). The provisions of FAS 166 amend FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, by removing the concept of a qualifying special-purpose entity and removing the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to variable interest entities that were previously considered qualifying special-purpose entities. FAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact that FAS 166 may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R) , “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” . Additionally, FAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact that FAS 167 may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In June 2009, the FASB issued FAS No.168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of FAS 168 to have an impact on our condensed consolidated financial statements upon adoption in the fourth quarter of fiscal year 2009.

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical, with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for semiconductor test equipment and services, such as those that we offer. We have continued to experience just such a cyclical downturn in our business. Historically, our third and fourth fiscal quarters have tended to be our strongest quarters for new orders, while our first fiscal quarter tends to be our weakest quarter for orders. We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products. The seasonality of our business is often masked to a significant extent by the high degree of cyclicality of the semiconductor industry. During the third quarter of fiscal year 2009, we continued to experience weakness in our memory business but have experienced an increase in our SOC business compared to the low levels of revenue generated during the first quarter of fiscal year 2009. Due to our limited operating history, some seasonality in orders and the unpredictable cyclicality of our industry, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In future periods, the market price of our ordinary shares could decline if our revenues and results of operations are below the expectations of analysts and investors. Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of, and elsewhere in, this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Net revenue:
Products	66.7%	77.1%	58.8%	78.2%
Services	33.3	22.9	41.2	21.8

Total net revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	36.8	37.4	43.4	37.3
Cost of services	23.0	16.2	27.4	15.9

Total cost of sales	59.8	53.6	70.8	53.2

Gross margin (1)	40.2	46.4	29.2	46.8
Operating expenses:
Research and development	28.7	15.1	31.0	14.4
Selling, general and administrative	33.3	22.3	38.9	21.4
Restructuring charges	1.2	0.6	3.1	0.2

Total operating expenses	63.2	38.0	73.0	36.0
(Loss) income from operations	(23.0)	8.4	(43.8)	10.8
Interest income and other	1.2	3.4	1.8	3.1
Impairment of investments	(2.3)	—	(7.1)	(0.4)

(Loss) income before income taxes	(24.1)	11.8	(49.1)	13.5
Provision for income taxes	—	1.7	1.8	1.7

Net (loss) income	(24.1)%	10.1%	(50.9)%	11.8%

(1)	Gross margin represents the ratio of gross profit to total net revenue.

Net Revenue

	Three Months Ended July 31,		2009 over 2008 Change	Nine Months Ended July 31,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)			($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$54	$129	(58.1)%	$116	$366	(68.3)%
As a percent of total net revenue	62.1%	72.1%		51.3%	67.7%
Memory	$4	$9	(55.6)%	$17	$57	(70.2)%
As a percent of total net revenue	4.6%	5.0%		7.5%	10.5%

Net revenue from products	$58	$138	(58.0)%	$133	$423	(68.6)%

Net revenue from services	$29	$41	(29.3)%	$93	$118	(21.2)%
As a percent of total net revenue	33.3%	22.9%		41.2%	21.8%

Total net revenue	$87	$179	(51.4)%	$226	$541	(58.2)%

Our revenue by geographic region for the three and nine months ended July 31, 2009 and 2008 is as follows:

	Three Months Ended July 31,		2009 over 2008 Change	Nine Months Ended July 31,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)			($ in millions)
North America	$15	$25	(40.0)%	$45	$83	(45.8)%
As a percent of total net revenue	17.2%	14.0%		19.9%	15.3%
Europe	$3	$7	(57.1)%	$10	$26	(61.5)%
As a percent of total net revenue	3.5%	3.9%		4.4%	4.8%
Asia-Pacific, excluding Japan	$64	$133	(51.9)%	$149	$384	(61.2)%
As a percent of total net revenue	73.6%	74.3%		66.0%	71.0%
Japan	$5	$14	(64.3)%	$22	$48	(54.2)%
As a percent of total net revenue	5.7%	7.8%		9.7%	8.9%

Total net revenue	$87	$179	(51.4)%	$226	$541	(58.2)%

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

Net revenue in the three months ended July 31, 2009 was $87 million, a decrease of $92 million, or 51.4%, from $179 million achieved in the three months ended July 31, 2008. Net product revenue in the three months ended July 31, 2009 was $58 million, a decrease of $80 million, or 58.0%, from $138 million achieved in the three months ended July 31, 2008. These decreases were due to lower revenue from sales of our memory and SOC test systems and lower services revenue compared to the same time last year. Customers continue to delay tester purchases and have significantly cut their capital budgets due to excess supply and capacity. Our SOC business generated revenue of $54 million for the three months ended July 31, 2009, a sequential increase of 42.1% from the second quarter of fiscal year 2009. This increase was driven by increased demand for our V93000 platform to test RF, baseband, computer chips and high-end digital consumer devices used in the graphic processor segment. Our memory business continues to be negatively impacted by the recession and cyclical downturn, with revenue flat at $4 million for the three months ended July 31, 2009, compared to the second quarter of fiscal year 2009.

Service revenue for the three months ended July 31, 2009 accounted for $29 million, or 33.3% of net revenue, compared to $41 million, or 22.9% of net revenue for the three months ended July 31, 2008. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years, and revenue is recognized over the contractual period or as services are rendered. As such, the decline in our service revenue has not been as severe during this downturn as the decline in revenue for products; however, we are experiencing sharper declines since systems product sales have deteriorated substantially since the second quarter of fiscal year 2008 and many service contracts have begun to expire.

Net revenue in the nine months ended July 31, 2009 was $226 million, a decrease of $315 million, or 58.2%, from the $541 million achieved in the comparable prior period. Net product revenue in the nine months ended July 31, 2009 was $133 million, a decrease of $290 million, or 68.6%, from the $423 million achieved in the comparable prior period.

Service revenue for the nine months ended July 31, 2009 accounted for $93 million, or 41.2% of net revenue, compared to $118 million, or 21.8% of net revenue for the nine months ended July 31, 2008.

We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 82.8 % and 86.0% of total net revenue in the three months ended July 31, 2009 and 2008, respectively. Net revenue in Asia, including Japan, represented 79.3% and 82.1% of total net revenue in the three months ended July 31, 2009 and 2008, respectively. We expect a majority of our sales to continue to be generated in the Asia region as semiconductor manufacturing activities continue to concentrate in that region.

Cost of Sales

Cost of Products

	Three Months Ended July 31,		2009 over 2008 Change	Nine Months Ended July 31,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)			($ in millions)
Cost of products	$32	$67	(52.2)%	$98	$202	(51.5)%
As a percent of product revenue	55.2%	48.6%		73.7%	47.8%

Cost of Products. Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The decrease in cost of products of approximately $35 million in the three months ended July 31, 2009, compared to the three months ended July 31, 2008, was primarily due to the decrease in sales of our memory and SOC products. This reduction also includes the cost savings from our restructuring actions, primarily lower compensation and benefit costs as well as lower excess and obsolete inventory charges. This was partially offset by higher manufacturing overhead costs due to excess capacity. Our cost of products included $1.0 million of restructuring expense for the three months ended July 31, 2009, compared to $1.2 million for the three months ended July 31, 2008, and also included $0.6 million of SFAS No. 123(R) share-based compensation expense for both the three months ended July 31, 2009 and 2008.

Cost of products as a percent of net product revenue increased by 6.6 percentage points in the three months ended July 31, 2009, compared to the three months ended July 31, 2008, primarily due to the lower product revenue generated during the quarter.

Gross excess and obsolete inventory-related provisions in the three months ended July 31, 2009 and 2008 were $2.9 million and $3.8 million, respectively. We also sold previously written down inventory of $3.0 million and $0.4 million in the three months ended July 31, 2009 and 2008, respectively. The sales of previously written down inventory improved our gross margins on product sales by approximately 3.0 percentage points in the three months ended July 31, 2009 and 0.1 percentage points in the three months ended July 31, 2008.

The decrease in cost of products of approximately $104 million in the nine months ended July 31, 2009, compared to the nine months ended July 31, 2008, was primarily due to the decrease in sales of our memory and SOC products. This reduction also includes the cost savings from our restructuring actions, primarily lower compensation and benefit costs as well as lower excess and obsolete inventory charges. This was partially offset by higher manufacturing overhead costs due to excess capacity and higher restructuring charges. Cost of products included $4.6 million of restructuring expense for the nine months ended July 31, 2009, compared to $0.2 million for the nine months ended July 31, 2008, and also included $1.6 million of SFAS No. 123(R) share-based compensation expense for both the nine months ended July 31, 2009 and 2008.

Cost of products as a percent of net product revenue increased by 25.9 percentage points in the nine months ended July 31, 2009, compared to the nine months ended July 31, 2008, primarily due to the lower product revenue generated during the quarter as well as an increase in restructuring charges.

Gross excess and obsolete inventory-related provisions in the nine months ended July 31, 2009 and 2008 were $20.8 million and $9.9 million, respectively. We sold previously written down inventory for $14.2 million and $2.0 million in the nine months ended July 31, 2009 and 2008, respectively. The sales of previously written down inventory increased gross margin by approximately 8.8 percentage points and 0.2 percentage points for the nine months ended July 31, 2009 and 2008, respectively.

During the second quarter of fiscal year 2009, we entered into an Amended and Restated Global Manufacturing Services Agreement with Jabil under which Jabil designs, develops, manufactures, tests, configures, assembles, packages, ships and manages the inventory for certain products for Verigy. Jabil has been providing printed circuit boards and high-level assemblies to Verigy since our inception. This agreement expanded their role to include final assembly and test for the majority of our products. We believe that our agreement with Jabil will help us better optimize inventory, maximize resources and simplify logistics. We expect the transition to Jabil to be substantially complete by the end of the calendar year.

As of July 31, 2009, we held $64 million of inventory, net of provision for excess and obsolete inventory, composed of $41 million of raw materials and $23 million of finished goods. Raw materials include approximately $35 million of support inventory. We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended July 31,		2009 over 2008 Change	Nine Months Ended July 31,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)			($ in millions)
Cost of services	$20	$29	(31.0)%	$62	$86	(27.9)%
As a percent of service revenue	69.0%	70.7%		66.7%	72.9%

Cost of Services. Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services for the three months ended July 31, 2009 was $9 million lower, compared to the three months ended July 31, 2008. Cost of services as a percent of service revenue decreased by 1.7 percentage points, from 70.7% in the three months ended July 31, 2008 to 69.0% in the three months ended July 31, 2009. This margin improvement was driven by cost savings from our restructuring actions, primarily lower compensation and benefit costs, and lower discretionary spending, as well as lower repair volume. Our cost of services included $0.3 million and $0.2 million of SFAS No. 123(R) share-based compensation expense for the three months ended July 31, 2009 and 2008.

Cost of services in the nine months ended July 31, 2009, was lower in both absolute amount and as a percent of the related revenue than the nine months ended July 31, 2008. Cost of services as a percent of service revenue decreased by 6.2 percentage points, from 72.9% in the nine months ended July 31, 2008 to 66.7% in the nine months ended July 31, 2009. This margin improvement reflected cost savings from our restructuring actions, primarily lower compensation and benefit costs, cost savings from lower discretionary spending as well as lower repair volume. Our cost of services also included $0.9 million and $0.7 million of SFAS No. 123(R) share-based compensation expense in the nine months ended July 31, 2009 and 2008, respectively.

As a percent of service revenue, cost of services will vary depending on a variety of factors, including the effect of price erosion, the reliability and quality of our products, and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended July 31,		2009 over 2008 Change	Nine Months Ended July 31,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)
Research and development	$25	$27	(7.4)%	$70	$78	(10.3)%
As a percent of total net revenue	28.7%	15.1%		31.0%	14.4%

Research and Development. Research and development expense includes costs related to salaries and related compensation expenses for research and development and engineering personnel, materials used in research and development activities, outside contractor expenses, depreciation of equipment used in research and development activities, facilities and other overhead and support costs for the personnel, as well as in-process research and development related to our acquisitions. Research and development costs have generally been expensed as incurred.

Research and development expense decreased by $2 million in absolute dollars in the three months ended July 31, 2009, compared to the prior year period. The decrease was due to cost savings from our restructuring actions, primarily lower compensation and benefit costs and lower discretionary spending offset by a $3.8 million in-process research and development charge as well as incremental operating expenses related to our acquisition of Touchdown Technologies. Research and development expense also included $0.6 million and $0.5 million of SFAS No. 123(R) share-based compensation expense for the three months ended July 31, 2009 and 2008. Research and development expense as a percentage of revenue increased by 13.6 percentage points from 15.1% in the three months ended July 31, 2008, to 28.7% in the three months ended July 31, 2009. The increase in research and development expense as a percent of revenue reflected the significantly lower revenue levels in the third quarter of fiscal year 2009 compared to the same period last year.

Research and development expense in the nine months ended July 31, 2009 decreased in absolute dollars by $8 million, compared to the same period last year, due to cost savings from our restructuring actions, primarily lower compensation and benefit costs and lower discretionary spending. It also reflects lower expenses for product development activities primarily from our memory business due to the recent release of the V6000 product in the first quarter of fiscal year 2009. These reductions were partially offset by a $3.8 million in-process research and development charge as well as incremental operating expenses related to our acquisition of Touchdown Technologies. Research and development as a percentage of revenue increased by 16.6 percentage points from 14.4% in the nine months ended July 31, 2008 to 31.0% in the nine months ended July 31, 2009. This increase was primarily due to the significantly lower revenue levels in the nine months ended July 31, 2009, compared to the same period last year. Research and development expense also included $1.6 million of SFAS No. 123(R) share-based compensation expense for the nine months ended July 31, 2009, compared to $1.5 million of such charges in the nine months ended July 31 2008.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Three Months Ended July 31,		2009 over 2008 Change	Nine Months Ended July 31,		2009 over 2008 Change
	2009	2008		2009	2008
	($ in millions)
Selling, general and administrative	$29	$40	(27.5)%	$88	$116	(24.1)%
As a percent of total net revenue	33.3%	22.3%		38.9%	21.4%

Selling, General and Administrative. Selling, general and administrative expense includes costs related to salaries and related expenses for sales, marketing and applications engineering personnel, sales commissions paid to sales representatives and distributors, outside contractor expenses, other sales and marketing program expenses, travel and professional service expenses, salaries and related expenses for administrative, finance, human resources, legal and executive personnel, facility and other overhead and support costs for these personnel.

Selling, general and administrative expense decreased by $11 million in absolute dollars in the three months ended July 31, 2009, compared to the three months ended July 31, 2008. The decrease was due to cost savings from our restructuring actions, primarily lower compensation and benefit costs and lower discretionary spending. These costs were partially offset by higher share-based compensation expenses. Selling, general and administrative expense included approximately $3.4 million of share-based compensation expenses in the three months ended July 31, 2009, compared to $3.0 million of such expenses in the three months ended July 31, 2008.

Selling, general and administrative expense decreased 24.1% to $88 million for the nine months ended July 31, 2009, compared to the nine months ended July 31, 2008. The decrease was due to cost savings from our restructuring actions, primarily lower compensation and benefit costs and lower discretionary spending. These costs were partially offset by higher share-based compensation expenses. Selling, general and administrative expenses included approximately $10 million of share-based compensation expenses in the nine months ended July 31, 2009, compared to $8.6 million of such charges in the nine months ended July 31, 2008.

Restructuring Charges

In order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy, in the first quarter of fiscal year 2009, we implemented restructuring actions to streamline our organization and further reduce our operating costs. As market conditions continued to deteriorate, in the second quarter of fiscal year 2009, we announced a plan to expand our restructuring actions to further lower our quarterly operating costs. Since beginning to implement these actions at the beginning of the first quarter of fiscal year 2009, excluding the impact from the acquisition of Touchdown, we reduced our global workforce by approximately 200 employees through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements. The total charges during our third fiscal quarter of 2009 for our restructuring actions were approximately $2.1 million, $1.0 million of which was recorded within cost of sales and the remainder of which was recorded within operating expenses. At July 31, 2009, we achieved our quarterly cost and expense goals by reducing our cost structure by approximately $30 million since the fourth quarter of fiscal year 2008, which includes savings from restructuring activities as described above and a combination of other temporary and permanent cost saving measures.

As of July 31, 2009, we had approximately $3.9 million of accrued restructuring liability included within other current liabilities on our condensed consolidated balance sheet.

Interest Income and Other

The following table presents the components of interest income and other for the three and nine months ended July 31, 2009 and 2008:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in millions)
Interest and other income	$1	$4	$5	$13
Net foreign currency (loss) gain	—	2	(1)	4

Interest income and other	$1	$6	$4	$17

Interest income and other consists primarily of interest on cash, cash equivalents and investments, gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency, as well as gains and losses on foreign exchange balance sheet hedge transactions. These transactions are intended to offset foreign exchange gains and losses from remeasurement, which are generally for a period of 30 days or less and settled by the end of the month.

The following table presents the components of impairment of investments for the three and nine months ended July 31, 2009 and 2008:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(in millions)
Impairment of cost-based investments	$—	$—	$(6)	$—
Impairment of auction rate securities	(2)	—	(10)	(2)

Impairment of investments	$(2)	$—	$(16)	$(2)

During the nine months ended July 31, 2009, we incurred a $6.2 million charge related to the write-off of a cost method investment that was determined to be impaired on an other-than-temporary basis. We did not incur such charge during the three months ended July 31, 2009. We recorded a $1.5 million other- than-temporary impairment charge during the three months ended July 31, 2009 and a $9.5 million charge for the nine months ended July 31, 2009 for our auction rate securities. For the nine months ended July 31, 2008, we recorded other-than-temporary impairments within the statement of operations of $1.5 million related to our auction rate securities. See Note 13 “Marketable Securities” and Note 16 “Cost Method Investment.”

Provision for Income Taxes

For the three months ended July 31, 2009 and 2008, we recorded an income tax provision of approximately $0.2 million and $3 million, respectively. In addition, during the nine months ended July 31, 2009 and 2008, we recorded an income tax provision of approximately $4 million and $9 million, respectively. The decrease in income tax provision is primarily attributable to a loss before income taxes of $111 million during the nine months ended July 31, 2009, compared to income before income taxes of $73 million for the nine months ended July 31, 2008. Our current provision for income taxes relates to tax due in foreign jurisdictions which had taxable income. We have established a valuation allowance for the portion of our deferred tax assets related to capital losses. As of July 31, 2009, the valuation allowance related to capital losses was $2.2 million. There was no change to this valuation allowance balance since April 30, 2009.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of audits.

As of July 31, 2009, the total unrecognized tax benefits of $14.9 million included approximately $0.5 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $14.4 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $14.4 million would reduce our income tax provision if recognized, with a remaining $0.5 million affecting goodwill if recognized.

We recognize interest and penalties related to income tax matters as a component of the income tax provision. We have approximately $1.7 million of cumulative accrued interest and penalties as of July 31, 2009.

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

Currently, we do not maintain a valuation allowance for any deferred tax assets, except for capital losses, as we believe that it is more likely than not that all deferred tax assets will be realized. However, due to the significant amount of losses generated, we may be required to establish a valuation for deferred tax assets depending on our future profitability. This would result in an incremental tax provision and could adversely impact our results of operations.

Goodwill and Long-Lived Assets

Our goodwill balance as of both July 31, 2009 and 2008 was $18 million and represents an allocation of goodwill recorded during our separation from Agilent. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Under SFAS 142 “Goodwill and Other Intangible Assets”, we have two reporting units for which we assess goodwill for impairment.

During the nine months ended July 31, 2009, we recorded $2 million of intangible assets related to our acquisition of Touchdown Technologies with a weighted-average amortization period of 4 years. These assets will be amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

We performed an interim goodwill and long-lived asset impairment analysis during the three months ended January 31, 2009 because of the sharp deterioration in our operating results. Based on this interim assessment, we concluded that we did not have any impairment as of January 31, 2009. Management has concluded that no impairment indicators exist as of July 31, 2009, as such, no interim assessment was conducted for the three months ended July 31, 2009. If the economy continues to deteriorate or if business does not improve, we may be required to record a non-cash impairment charge relating to these assets.

Financial Condition

Liquidity and Capital Resources

As of July 31, 2009, we had $281 million in cash and cash equivalents, compared to $144 million as of October 31, 2008. This increase in cash was primarily due to net cash proceeds of $133 million from the issuance of our convertible senior notes in July 2009 and the maturities of available for sale securities, partially offset by the net loss of $115 million.

Net Cash (Used in) Provided by Operating Activities

In the nine months ended July 31, 2009, we used $95 million in cash for operating activities, compared to $93 million generated in the nine months ended July 31, 2008. The $95 million used during the nine months ended July 31, 2009, was primarily a result of $115 million of net loss, an increase of $5 million in inventory, and decreases of $30 million in payables, $13 million in employee compensation and benefits, $23 million in deferred revenue, $2 million in income tax and other taxes payable, and a change in net assets of $9 million in other current and long-term assets and liabilities. This was offset by a $35 million reduction in receivables as a result of customer payments. Also, during the nine months ended July 31, 2009, we had non-cash charges of $12 million from depreciation and amortization expense, $4 million from an in-process research and development charge related to our acquisition of Touchdown, $21 million from gross excess and obsolete inventory provisions, $14 million of net share-based compensation costs and a $16 million impairment loss on marketable securities and a cost method investment.

In the nine months ended July 31, 2008, we generated $93 million in cash from operating activities. The $93 million cash generation during the nine months ended July 31, 2008 was a result of $64 million of net income, $22 million reduction in receivables as a result of customer payments, and a change in net assets of $14 million in other current and long-term assets and liabilities. Also, during the nine months ended July 31, 2008, we had non-cash charges of $11 million from depreciation and amortization expense, $10 million from gross excess and obsolete inventory provisions, $11 million of net share-based compensation costs, a $2 million impairment loss on marketable securities and a $1 million loss on disposal of property, plant and equipment. These impacts were partially offset by an increase of $24 million in inventory, and decreases of $8 million in income and other taxes payable, $7 million in employee compensation and benefits, $1 million in payables, and $2 million in deferred revenue.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in the nine months ended July 31, 2009 was $96 million, compared to $17 million used in the nine months ended July 31, 2008. The net cash generated was primarily related to the proceeds from the maturities and sale of available for sale marketable securities of $156 million and proceeds from the disposition of assets of $2 million. This was partially offset by purchases of available for sale marketable securities of $57 million and investments made for property, plant and equipment of $5 million. Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of July 31, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of July 31, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of July 31, 2009 had a carrying value of $405 million, of which approximately $57 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $9.5 million for the nine months ended July 31, 2009 related to our auction rate securities, of which $1.5 million was recorded as an impairment during the three months ended July 31, 2009. We have also recorded an unrealized gain within accumulated other comprehensive income of approximately $2.1 million (net of tax of $0.4 million), primarily for our auction rate securities that are backed by pools of student loans as of July 31, 2009.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received approximately $3.1 million from the distribution of these funds during the three months ended July 31, 2009, reducing the value of our remaining holdings of these funds to $3.2 million as of July 31, 2009.

On June 15, 2009, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Touchdown Technologies, Inc., a Delaware corporation. The consideration payable in the acquisition consists of contingent consideration payable based on revenue from probe card sales during a five year period beginning November 1, 2009. There is no minimum or maximum amount of contingent consideration payable pursuant to the acquisition agreement.

Net cash used in investing activities in the nine months ended July 31, 2008 was $17 million. The net cash used was primarily related to the cash paid for the acquisition of Inovys and other investments of $28 million, net of cash acquired as well as the investments made in our property, plant and equipment of $8 million. This was partially offset by the net proceeds from the purchase, sales, and maturities of available for sale marketable securities of $19 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the nine months ended July 31, 2009 was $136 million, compared to $4 million used in the nine months ended July 31, 2008. The $136 million net cash provided in the nine months ended July 31, 2009 was comprised of net cash proceeds of $133 million from the issuance of $138 million of convertible senior notes, $5 million from contributions by participants to our Purchase Plan, pursuant to which 375,885 shares and 369,376 shares were issued in first and third quarter of fiscal year 2009, offset by approximately $2 million of repurchases of our ordinary shares made pursuant to the repurchase program approved by our shareholders in the second quarter of fiscal year 2008.

On July 15, 2009, we issued $138 million of convertible senior notes. The notes will mature on July 15, 2014, and bear interest at a fixed rate of 5.25% per annum. The interest is payable semi-annually on January 15th and July 15th of each year and payments commence on January 15, 2010.

Net cash used in financing activities in the nine months ended July 31, 2008 was $4 million. The $4 million net cash used in the nine months ended July 31, 2008 was comprised of approximately $13 million of repurchase of ordinary shares, offset by $1 million of excess tax benefits from share-based compensation, $1 million from the exercise of employee stock options, and approximately $7 million from contributions by participants of our Purchase Plan, for which 155,030 shares and 171,905 shares were issued in the first and third quarter of fiscal year 2008, respectively.

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

We believe that existing cash, cash equivalents and short-term marketable securities of approximately $385 million as of July 31, 2009, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least through the next twelve months. We may require or choose to obtain debt or equity financing in the future. However, it is uncertain that additional financing, if needed, will be available on favorable terms, or at all.

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

The following table summarizes our contractual obligations as of July 31, 2009:

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Operating and capital leases	$58	$13	$16	$15	$14
Commitments to contract manufacturers and suppliers	67	67	—	—	—
Other purchase commitments	32	32	—	—	—
Convertible senior note and related interest	174	7	15	152	—
Long-term liabilities	41	—	10	31	—

Total	$372	$119	$41	$198	$14

The contractual obligations table excludes our long-term income taxes payable liabilities and earn out payments related to our acquisition in Touchdown because we cannot make a reliable estimate of the timing of cash payments. As of July 31, 2009, we had $14.9 million of unrecognized tax benefits, of which $14.4 million is recorded as long-term liabilities, with a remaining $0.5 million affecting goodwill if recognized.

Operating and capital leases. Commitments under operating leases relate primarily to leasehold property. We have entered into long-term lease arrangements for our corporate headquarters in Singapore, our principal U.S. facility in Cupertino, California, and our Boeblingen, Germany facility. We have also entered into long-term lease arrangements for our ASIC development office in Colorado, as well as other sales and support facilities around the world. As part of our acquisition of Touchdown, we assumed certain capital lease obligations primarily for machinery and equipment.

Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and, historically, we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Therefore, only approximately 24% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $5 million as of July 31, 2009, and $12 million as of October 31, 2008. These amounts are included in other current liabilities in our condensed consolidated balance sheets as of July 31, 2009 and October 31, 2008.

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

Convertible senior notes. On July 15, 2009, we issued $138 million of convertible senior notes. The notes will mature on July 15, 2014, and bear interest at a fixed rate of 5.25% per annum. The interest is payable semi-annually on January 15th and July 15th of each year and payments commence on January 15, 2010.

Long-term liabilities. Long-term liabilities relate primarily to $31 million of defined benefit and defined contribution retirement obligations, $3 million of extended warranty and deferred revenue obligations, a $6 million deferred acquisition credit related to the Touchdown Technologies acquisition and $1 million of leases payable. Upon our separation from Agilent, the defined benefit plans for our employees located in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date. We expect expenses of approximately $6 million in fiscal year 2009 for the retirement plans, and we made additional cash contributions of $2 million in July 2009. We made approximately $2 million of contributions to the retirement plans for fiscal year 2008.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of July 31, 2009.

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

These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of July 31, 2009, the fair value of foreign currency forward contracts designated as cash flow hedges is approximately $1.8 million. This amount is included within current liabilities and the related loss of $1.3 million (net of tax of $0.5 million) is included within unrealized losses in accumulated other comprehensive loss.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2009, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact as of July 31, 2009, and our interest income would have changed by approximately $0.5 million for the nine months ended July 31, 2009.

Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of July 31, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of July 31, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of July 31, 2009 had a carrying value of $405 million, of which approximately $57 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $9.5 million for the nine months ended July 31, 2009 related to our auction rate securities, of which $1.5 million was recorded as an impairment during the three months ended July 31, 2009. We have also recorded an unrealized gain within accumulated other comprehensive income of approximately $2.1 million (net of tax of $0.4 million), primarily for our auction rate securities that are backed by pools of student loans as of July 31, 2009.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received approximately $3.1 million from the distribution of these funds during the three months ended July 31, 2009, reducing the value of our remaining holdings of these funds to $3.2 million as of July 31, 2009.

The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our share price increases and decreases as the share price declines. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the our debt. Additionally, we do not carry the convertible senior notes at fair value. We present the fair value of the convertible notes as required and for disclosure purposes only.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2009, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2009, our disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, Verigy’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of July 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A restated description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, as modified most recently by the risk factor descriptions set forth in our Current Report on Form 8-K filed July 8,

2009. The following risk factors, “Current global economic conditions may continue to adversely affect our business,” “The market for semiconductor test equipment and services is highly concentrated, and we have limited opportunities to sell our test equipment and services,” “Failure to accurately estimate our customers’ demand and plan the production of our new and existing products could adversely affect our inventory levels and our income,” “Funds associated with our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income,” “We may be required to record a significant change to earnings if our investments in equity interests become impaired,”“ Our effective tax rate may vary significantly from period to period, and we could owe significant taxes even during periods when we experience low operating profit or operating losses,” “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographies outside of the United States,” “At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors,” have been updated from the version of these risk factors set forth in the Current Report on Form 8-K filed July 8, 2009. You should carefully consider the risks described below and the other information in the reports filed by the Company with the SEC before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.

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

Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions and may remain depressed for the foreseeable future. A sharp drop in demand and uncertainties in the financial and credit markets have caused our customers to postpone deliveries of ordered systems and placement of new orders. As a result, our revenues for the nine months ended July 31, 2009 declined to $226 million, a 58.2% decrease from the $541 million recorded in the nine months ended July 31, 2008. Continued uncertainties may continue to affect sales of our products and services.

The semiconductor industry is experiencing a severe downturn. As a result of these conditions, consolidation of industry participants appears likely, and certain significant manufacturers have declared bankruptcy or have otherwise announced an inability to meet their obligations at they come due. As a result, we have experienced strong collections issues and, if the current market conditions do not improve or continue to deteriorate and we continue to incur losses, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our cash flow and liquidity.

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

In the past, we have experienced, and in the future we expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for a variety of reasons. For example, sales of a relatively limited number of our test systems account for a substantial portion of our net revenue in any particular quarter. At the same time, our costs are relatively fixed in the short-term. Thus, changes in the timing or terms of a small number of transactions could disproportionately affect our operating results in any particular quarter. In addition, a substantial portion of our quarterly sales have historically been made in the last month of the quarter, and a substantial portion of those sales occur in the last week of the quarter. The timing of theses sales at the end of the quarter increases the risk of unanticipated variations in quarterly results. As a result of these and other risks described elsewhere in this report, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analyst or investors, an immediate and significant decline in the trading price of our ordinary shares may occur.

We cannot ensure that we will be able to reduce our expenses as planned, and if we are unable to do so, our operating results will be harmed.

In the first quarter of fiscal year 2009, we implemented restructuring actions to streamline our organization and further reduce operating costs in order to address the cyclical downturn in both the memory and SOC businesses. As part of our restructuring actions, we reduced our global workforce through a combination of attrition, voluntary and involuntary terminations, and other workforce reduction programs consistent with local legal requirements. As market conditions continued to deteriorate, in the second quarter of fiscal year 2009, we announced a plan to expand our restructuring actions to further lower our quarterly operating costs. As part of our restructuring actions, we have also implemented temporary salary reductions, holiday shutdowns, significantly decreased the use of temporary workers and reduced discretionary spending.

There are several risks inherent in our efforts to reduce our operating costs. These include the risk that we may have to undertake further restructuring actions that would entail additional charges. Additionally, our cost-saving initiatives may impair our ability to effectively develop and market products, to remain competitive in the markets in which we compete and to operate effectively. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. We cannot ensure that we will be able to reduce our expenses as planned, and if we are unable to do so, our operating results will be harmed.

We have a limited ability to quickly or significantly reduce our costs, which makes us particularly vulnerable to the highly cyclical nature of the semiconductor industry.

Historically, downturns in the semiconductor industry have affected the test equipment and services market more significantly than the overall semiconductor industry. A significant portion of our overall costs are fixed. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues. Moreover, to remain competitive even during downturns in the semiconductor industry or generally, we must maintain a significant level of costs, including fixed costs. As a consequence, the actions we have taken to reduce costs, and similar actions we may take in future downturns, may not be sufficient to remain profitability.

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

We rely entirely on contract manufacturers, including Jabil, Zollner and Flextronics. Our reliance on contract manufacturers gives us less control over the manufacturing process and exposes us to significant risks, including limited control over capacity, late delivery, quality and costs. Moreover, because our products are very complex to manufacture, transitioning manufacturing activities from one location to another, or from one manufacturing partner to another, is complicated. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed.

During the second quarter of fiscal year 2009, we entered into an Amended and Restated Global Manufacturing Services Agreement with Jabil Circuit, Inc. under which Jabil will design, develop, manufacture, test, configure, assemble, package, ship and manage the inventory for certain products for us. In connection with the manufacturing agreement, Jabil and we intend to establish Jabil’s facility in Penang, Malaysia as the principal site for final assembly and test of our products. We expect the transition from Flextronics to Jabil to be substantially complete by the end of the calendar year. We cannot be certain that Jabil will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. Should Jabil be unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship products and to realize the related revenues when anticipated could be materially impacted. In addition, we may incur additional costs as part of this transition.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services generally, including our test equipment and services. For the three months ended July 31, 2009, revenue from our top ten customers accounted for approximately 66.5% of our total net revenue, with one customer individually accounting for more than 10% of our total net revenue. For the nine months ended July 31, 2009, revenue from our top ten customers accounted for approximately 60.0% of our total net revenue, with one customer individually accounting for more than 10% of our total net revenue. Consolidation in the semiconductor industry is increasing this concentration. Accordingly, we expect that sales of our products will continue to be concentrated with a limited number of large customers for the foreseeable future. Our financial results will depend in large part on this concentrated base of customers’ sales and business results. Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

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

Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers’ orders. In order to meet anticipated demand, we must order components and build some inventory before we actually receive purchase orders, which includes inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. Our results could be harmed if we do not accurately estimate our customers’ product demands and are unable to adjust our purchases with market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products, including securing sufficient capacity from our contract manufacturers. During a market downturn, we could have excess inventory that we would not be able to sell, resulting in inventory write-downs and in potential related liabilities to our contract manufacturing partners. For the nine months ended July 31, 2009, we recorded net excess and obsolete inventory charges of $7.2 million, as a result of the global economic conditions and the downturn in the semiconductor industry. Having insufficient or excess inventory could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to the intellectual property matters agreement between us and Agilent that was entered into in connection with our separation from Agilent, except as described below, until October 31, 2009, Agilent agreed not to develop, manufacture, distribute, support or service automated test equipment for providing high-volume functional test of integrated circuits (“ICs”) (including memory and high-speed memory devices and SOCs) or SIPs, or components for automated semiconductor test systems. However, this agreement does not prevent Agilent from developing, manufacturing, supporting or servicing, and Agilent may compete with us with respect to:

•

products (other than automated test equipment for high-volume functional test) for providing functional test of ICs or SIPs, whether or not including parametric test (the testing of selected parameters of a device or group of devices to identify errors or flaws), design verification or engineering characterization capabilities;

•

automated semiconductor test engineering systems (including hardware and software) that are intended to enable development of test programs and protocols for use in high-volume functional test of ICs or SIPs, whether or not such development test systems themselves are capable of performing such high-volume functional test; and

•

products (other than automated test equipment for high-volume functional test) for providing parametric test, design verification, engineering characterization or functional test of: (i) wireless communications devices, such as cellular telephones or wireless networking products, whether in packaged device or module form, and whether or not implemented as an IC or SIP; (ii) modules containing one or more ICs connected with other active or passive devices; and (iii) RF and higher frequency (e.g., microwave and optical) devices and components such as oscillators, mixers, amplifiers and 3-port devices, to the extent that such devices or components are in the form of an IC or SIP.

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

We may incur a variety of costs to engage in future acquisitions of, or investments in, companies, products or technologies, and the anticipated benefits of any acquisitions we may make may never be realized.

We may acquire, or make significant or minority investments in, complementary businesses, products or technologies. For example, we recently announced our acquisition of substantially all of the assets of Touchdown Technologies. Any future acquisitions or investments could be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with amortization of acquired assets;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel;

•	dilution to our shareholders in the event we issue shares as consideration to finance an acquisition;

•	impairment of goodwill associated with the acquisition or investment, requiring us to record a significant charge to earnings;

•	difficulty integrating and implementing the accounting controls necessary to comply with regulatory requirements such as Section 404 of the Sarbanes-Oxley Act; and

•	increased leverage, if we incur debt to finance an acquisition.

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

As of July 31, 2009, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of July 31, 2009, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of July 31, 2009 had a carrying value of $405 million, of which approximately $57 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $9.5 million for the nine months ended July 31, 2009 related to our auction rate securities, of which $1.5 million was recorded as an impairment during the three months ended July 31, 2009. We have also recorded an unrealized gain within accumulated other comprehensive income of approximately $2.1 million (net of tax of $0.4 million), primarily for our auction rate securities that are backed by pools of student loans as of July 31, 2009.

We may be required to record a significant charge to earnings if our investments in equity interests become impaired.

We are required under generally accepted accounting principles to review our equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of an investment in equity interest may not be recoverable include a decline in the operating performance of an equity investee if a private company. In the past we have made, and in the future may make, significant or minority equity investments in complementary businesses, products or technologies. If the operating performance of the companies in which we make equity investments declines, we may be required to record a charge, which may be significant, to earnings in our condensed consolidated financial statements during the period in which impairment of our investments in equity interests is determined. This could adversely impact our results of operations. During the nine months ended July 31, 2009, we recorded a $6.2 million other-than-temporary impairment charge related to the write-off of a cost method investment. This impairment charge was included as an impairment of investments in the condensed consolidated statements of operations.

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

Currently, we do not maintain a valuation allowance for any deferred tax assets, except for capital losses, as we believe that it is more likely than not that all deferred tax assets will be realized. However, due to the significant amount of losses generated, we may be required to establish a valuation for deferred tax assets depending on our future profitability. This would result in an incremental tax provision and could adversely impact our results of operations.

We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographies outside of the United States.

Our headquarters are in Singapore, and we sell our products and services worldwide. We expect the transition of the manufacturing of final assembly and test of a majority of our products to Jabil in Penang, Malaysia to be substantially complete by the end of the calendar year. As a result, our business is subject to risks associated with doing business internationally. Revenue from customers in

Asia-Pacific (including Japan) accounted for approximately 79.3% and 82.1% for the three months ended July 31, 2009 and 2008, respectively. Revenue from customers in Asia-Pacific (including Japan) accounted for approximately 75.7% and 79.9% for the nine months ended July 31, 2009 and 2008, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region.

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

•	changing laws and policies affecting economic liberalization, foreign investment, currency

•	convertibility or exchange rates, taxation or employment; and

•	nationalization of foreign owned assets, including intellectual property.

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

Risks Related to the Securities Markets and Ownership of Our Ordinary Shares.

If we were classified as a passive foreign investment company, there would be adverse tax consequences to U.S. holders of our ordinary shares.

If we were classified as a “passive foreign investment company” or “PFIC” under section 1297 of the Internal Revenue Code, of 1986, as amended, or the Code, for any taxable year during which a U.S. holder holds ordinary shares, such U.S. holder generally would be taxed at ordinary income tax rates on any gain realized on the sale or exchange of the ordinary shares and on any “excess distributions” (including constructive distributions) received on the ordinary shares. Such U.S. holder could also be subject to a special interest charge with respect to any such gain or excess distribution.

We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis).

We have not been classified as a PFIC in any prior taxable year. Based on current assumptions, we believe that we will not be classified as a PFIC for the current taxable year, and do not expect that we will be classified as a PFIC for any subsequent taxable year. Whether we will, in fact, be classified as a PFIC for the current taxable year or any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. As a result, our PFIC status may change.

In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. At the end of the first quarter of our current taxable year, as a result of the depressed market value of our ordinary shares, the percentage of our assets that were treated as passive assets for purposes of the PFIC test was greater than 50% (determined on a gross value basis). The percentage of our assets that were treated as passive assets for purposes of the PFIC test was below 50% at the end of the second quarter of our current taxable year. We believe that we will not be classified as a PFIC for our current taxable year, and we intend to conduct our business and manage our assets, to the extent commercially practicable, to avoid being classified as a PFIC. Nonetheless, our ability to do so in the event of a significant and sustained decline in the market price of our ordinary shares and our corresponding market capitalization relative to our passive assets may depend on a number of factors not within our control. In such event, there can be no assurance that we would successfully avoid being classified as a PFIC either for our current taxable year or a future taxable year. In addition, there can be no assurance that the IRS will not challenge our determination concerning PFIC status for any period. Each prospective investor should consult an independent tax advisor regarding the potential application of the PFIC rules to such investor.

At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors.

The trading price of our ordinary shares has at times fluctuated significantly. For example, during the three months ended July 31, 2009, the trading price of our ordinary shares ranged from a low of $9.6 to a high of $13.38. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3.02 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2009, is incorporated herein by reference.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

4.2	Indenture, dated as of July 15, 2009, between Verigy Ltd. and U.S. Bank National Association, as trustee	8-K	000-52038	4.1	7/9/2009

4.3	Form of Note for Verigy Ltd.’s 5.25% Convertible Senior Notes due 2014	8-K	000-52038	4.1	7/9/2009

10.1	Purchase Agreement, dated as of July 9, 2009, among Verigy Ltd. and J.P. Morgan Securities Inc. and Morgan Stanley and Co. and, for certain limited purposes, J.P. Morgan (S.E.A.) Limited and Morgan Stanley Asia	8-K	000-52038	1.1	7/9/2009

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 4, 2009	By:	/s/ Robert J. Nikl
ROBERT J. NIKL
Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

4.2	Indenture, dated as of July 15, 2009, between Verigy Ltd. and U.S. Bank National Association, as trustee	8-K	000-52038	4.1	7/9/2009

4.3	Form of Note for Verigy Ltd.’s 5.25% Convertible Senior Notes due 2014	8-K	000-52038	4.1	7/9/2009

10.1	Purchase Agreement, dated as of July 9, 2009, among Verigy Ltd. and J.P. Morgan Securities Inc. and Morgan Stanley and Co. and, for certain limited purposes, J.P. Morgan (S.E.A.) Limited and Morgan Stanley Asia	8-K	000-52038	1.1	7/9/2009

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X