Form 10-Q
period 2010-01-31
Verigy Ltd.
filed 2010-03-05
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of March 2, 2010, there were 59,328,427 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2010	2009
	(in millions, except share and per share amounts)
Net revenue:
Products	$76	$33
Services	30	35

Total net revenue	106	68
Costs of sales:
Cost of products	40	36
Cost of services	19	23

Total costs of sales	59	59
Operating expenses:
Research and development	22	25
Selling, general and administrative	29	31
Restructuring charges	1	4

Total operating expenses	52	60
Loss from operations	(5)	(51)
Other (expense) income, net	(1)	2
Impairment of investments	—	(14)

Loss before income taxes	(6)	(63)
Provision for income taxes	—	1

Net loss	$(6)	$(64)

Net loss per share – basic:	$(0.10)	$(1.09)
Net loss per share – diluted:	$(0.10)	$(1.09)
Weighted average shares (in thousands) used in computing net loss per share:
Basic	59,148	58,149
Diluted	59,148	58,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2010	October 31, 2009
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$213	$197
Short-term marketable securities	147	167
Trade accounts receivable, net	70	54
Inventory	61	55
Other current assets	40	42

Total current assets	531	515
Property, plant and equipment, net	41	41
Long-term marketable securities	67	75
Goodwill and other intangibles, net	19	20
Other long-term assets	62	62

Total assets	$720	$713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51	$40
Employee compensation and benefits	27	32
Deferred revenue, current	32	26
Other current liabilities	21	27

Total current liabilities	131	125
Long-term liabilities:
Convertible senior notes	138	138
Income taxes payable	16	15
Other long-term liabilities	33	33

Total liabilities	318	311

Commitments and contingencies (Note 22)
Shareholders’ equity
Ordinary shares, no par value; 59,259,463 and 58,841,248 issued and outstanding at January 31, 2010 and October 31, 2009, respectively
Additional paid in capital	436	429
Accumulated deficit	(29)	(23)
Accumulated other comprehensive loss	(5)	(4)

Total shareholders’ equity	402	402

Total liabilities and shareholders’ equity	$720	$713

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net loss	$(6)	$(64)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	4
Gross excess and obsolete inventory-related provisions	2	13
Share-based compensation	5	5
Impairment of investments	—	14
Realized gain on marketable securities	1	—
Changes in assets and liabilities:
Trade accounts receivable, net	(15)	33
Inventory	(9)	(3)
Accounts payable	11	(29)
Employee compensation and benefits	(5)	(11)
Deferred revenue, current	5	(11)
Income taxes and other taxes payable	(4)	2
Other current assets and accrued liabilities	(3)	—
Other long-term assets and long-term liabilities	2	—

Net cash used in operating activities	(11)	(47)
Cash flows from investing activities:
Investments in property, plant and equipment	(3)	(2)
Proceeds from disposition of assets	—	2
Purchases of available for sale marketable securities	(70)	(3)
Proceeds from sales of available for sale marketable securities	68	4
Proceeds from maturities of available for sale marketable securities	30	72

Net cash provided by investing activities	25	73
Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	2	3
Repurchase and retirement of ordinary shares	—	(2)

Net cash provided by financing activities	2	1
Effect of exchange rate movements	—	(1)

Net increase in cash and cash equivalents	16	26
Cash and cash equivalents at beginning of period	197	144

Cash and cash equivalents at end of period	$213	$170

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1	$1
Cash paid for interest expense	$4	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	OVERVIEW

Overview

Verigy Ltd. (“we,” “us” or the “Company”) designs, develops, manufactures and sells advanced test systems and solutions for the semiconductor industry.

We offer a single platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, introduced in the third quarter of fiscal year 2009, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”). Also during the third quarter of fiscal year 2009, we acquired the assets and business of Touchdown Technologies, a manufacturer of advanced memory probe cards.

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

On June 15, 2009, we acquired Touchdown Technologies (“Touchdown”), a privately held company. Touchdown provides advanced MEMS probe cards which are designed to improve wafer throughput and yields for memory manufacturers. From the acquisition date, the results of operations of Touchdown’s business are included in our consolidated statements of operations. Also see Note 11, “Acquisition of Touchdown Technologies.”

Reclassifications. Certain amounts disclosed in the notes to the condensed consolidated financial statements for the three months ended January 31, 2009, were reclassified to conform to the presentation used for the three months ended January 31, 2010.

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

It is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. This guidance was effective for us in the first quarter of fiscal year 2010, and upon adoption, did not have a significant impact on our condensed consolidated financial statements.

In December 2007, the FASB revised the accounting guidance for noncontrolling interests in condensed consolidated financial statements, which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the condensed consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements will be applied prospectively. This guidance was effective for us in the first quarter of fiscal year 2010, and upon adoption, did not have a significant impact on our condensed consolidated financial statements.

In December 2008, the FASB issued new guidance for employers’ disclosures about postretirement benefit plan assets. The new guidance provides revised guidance on the disclosure requirement of employers’ disclosures about pensions and other postretirement benefits. It requires companies to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the level in which each assets is classified within the fair value hierarchy and a reconciliation for the period of plan assets that are measured using significant unobservable inputs. It is effective for fiscal years ending after December 15, 2009. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in our fourth quarter of fiscal year 2010.

In June and December 2009, the FASB amended the accounting guidance for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity. The amendment must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact that this amendment may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In June 2009, the FASB amended the accounting guidance for the consolidation of variable interest entities. This amendment revised the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. In December 2009, the FASB amended consolidation guidance previously issued in June to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes. The amendments are effective for our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently assessing the impact that this amendment may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In August 2009, the FASB amended the accounting guidance for the fair value measurement of liabilities. The amended guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. The amended guidance is effective for the first reporting period (including interim periods) beginning after issuance, and it was effective for us in the first quarter of fiscal year 2010, and upon adoption, did not have a significant impact on our condensed consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. The new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and will be effective for us in the first quarter of fiscal year 2011, however early adoption is permitted. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In October 2009, the FASB issued new accounting guidance for the accounting for certain revenue arrangements that include software elements. The new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and will be effective for us in the first quarter of fiscal year 2011, however early adoption is permitted. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance will be effective for us in the second quarter of fiscal year 2010, except for the new disclosures related to Level 3 activities, which will be effective for us in the first quarter of fiscal year 2012. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in the second quarter of fiscal year 2010 and in the first quarter of fiscal year 2012, respectively.

4.	FAIR VALUE MEASUREMENTS

In fiscal year 2009, we adopted accounting guidance for fair value measurements, which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Concurrently with the adoption of the guidance for fair value measurements, we adopted accounting guidance for the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of January 31, 2010, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value.

The accounting guidance for fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:

Valuations based on quoted prices in active markets for identical assets or liabilities as of the reporting date. Our Level 1 assets consist of various money market fund deposits, certificate of deposits, U.S. government agency securities and corporate debt securities, all of which are traded in an active market with sufficient volume and frequency of transactions.

Level 2:

Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities consist of derivative assets and liabilities, U.S. government agency securities and corporate debt securities which are priced using inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Our derivative assets were immaterial as of January 31, 2010.

Level 3:

Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Our Level 3 assets consist of auction rate securities and money market investments in the Reserve International Liquidity Fund.

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2010:

	Fair Value Measurement as of January 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Money market funds	$159	$—	$1	$160
U.S. government agency securities and certificate of deposits	15	73	—	88
Corporate debt securities	8	71	—	79
Auction rate securities	—	—	55	55

Total assets measured at fair value	$182	$144	$56	$382

Liabilities
Derivative liabilities	$—	$1	$—	$1

Total liabilities measured at fair value	$—	$1	$—	$1

The amounts in the table above are reported in the condensed consolidated balance sheet as of January 31, 2010 as follows:

	Fair Value Measurement as of January 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Cash equivalents	$168	$—	$—	$168
Short-term marketable securities	2	144	1	147
Long-term marketable securities	12	—	55	67

Total assets measured at fair value	$182	$144	$56	$382

Liabilities
Other current liabilities	$—	$1	$—	$1

Total liabilities measured at fair value	$—	$1	$—	$1

The following table provides a summary of changes in fair value of our Level 3 financial assets as of January 31, 2010:

	Auction Rate Securities	Money Market Funds
	(in millions)
Balance as of October 31, 2009	$56	$3
Money market redemptions	—	(2)
Unrealized gain included in other comprehensive loss	1	—
Sale of investment	(2)	—

Balance as of January 31, 2010	$55	$1

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	As of January 31, 2010
	Carrying Value	Fair Value
Convertible senior notes due July 15, 2014	$138	$150

Total convertible notes	$138	$150

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes. (Also see Note 12, “Convertible Senior Notes”.)

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

In accordance with accounting principles generally accepted in the U.S., we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in fair value (i.e. gains or losses) of the derivatives are recorded as cost of sales, other (expense) income, net, or as accumulated other comprehensive income (loss).

In fiscal year 2009, we adopted the accounting guidance for expanded disclosures relating to derivative instruments and hedging activities. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

Cash Flow Hedges

We use forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen, Chinese yuan, Singapore dollar and the euro. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of hedges, if any, are recognized in the consolidated statement of operations. The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive loss as of January 31, 2010 will generally be reclassified into earnings within twelve months. Changes in the fair value of foreign currency forward exchange due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in other (expense) income, net in the statement of operations. We did not have any ineffective hedges during the periods presented. As of January 31, 2010, the total notional amount of outstanding forward contracts in place that hedged future purchases was approximately $56.0 million, based upon the exchange rate as of January 31, 2010. The forward contracts cover future purchases that are expected to occur over the next twelve months.

Balance Sheet Hedges

Other derivatives not designated as hedging instruments consists primarily of forward contracts to minimize the risk associated with the foreign exchange effects of remeasuring monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market as of January 31, 2010, with realized and unrealized gains and losses included in other (expense) income, net. As of January 31, 2010, we had foreign currency forward contracts in place to hedge exposures in euro, Israeli shekel, Japanese yen, Singapore dollar, Malaysian ringgit, Canadian dollar, Korean won, Chinese yuan and the Taiwanese dollar. As of January 31, 2010, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $12.4 million and the total outstanding forward contracts in place for foreign currency sales was $8.1 million, based upon the exchange rates as of January 31, 2010.

For the three months ended January 31, 2010, non-designated foreign currency forward contracts resulted in a gain of $0.3 million. For the three months ended January 31, 2010, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $0.4 million. All of the above noted gains and losses are included in other (expense) income, net in our consolidated statements of operations.

The amounts in the tables below include fair value adjustments related to our own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	January 31, 2010	October 31, 2009	January 31, 2010	October 31, 2009
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$—	$1.5	$1.3	$—
Foreign exchange contracts not designated as cash flow hedges	0.3	0.4	0.2	0.1

Total derivatives costs	$0.3	$1.9	$1.5	$0.1

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Loss

The following table represents only the amounts recognized in other comprehensive loss for designated derivative contracts and the associated impact that was reclassified to the statement of operations as an (increase) decrease in cost of sales:

	Change Recognized in OCI (Effective Portion)	Location of Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Three Months Ended January 31, 2010		Three Months Ended January 31, 2010
	(in millions)		(in millions)
Foreign exchange contracts	$(1.8)	Cost of Sales	$1.0

Foreign exchange contracts designated as cash flow hedges relate to employee payroll and benefits as well as other costs primarily related to manufacturing. The associated gains and losses are expected to be recorded in cost of sales when reclassified from accumulated other comprehensive loss.

We expect to realize the accumulated other comprehensive loss balance related to foreign exchange contracts within the next twelve months.

Effect of Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of designated derivative contracts on results of operations recognized as an (increase) decrease in cost of sales was as follows:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$1.0	$(3.7)

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other (expense) income, net was as follows:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Gain (loss) on foreign exchange contracts	$0.3	$(2.5)

6.	NET LOSS PER SHARE

The following is a reconciliation of the basic and diluted net loss per share computations for the periods presented below:

	Three Months Ended January 31,
	2010	2009
Basic Net Loss Per Share:
Net loss (in millions)	$(6)	$(64)
Weighted average number of ordinary shares (1)	59,148	58,149
Basic net loss per share	$(0.10)	$(1.09)
Diluted Net Loss Per Share:
Net loss (in millions)	$(6)	$(64)
Weighted average number of ordinary shares (1)	59,148	58,149
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1) (2)	—	—

Total shares for purpose of calculating diluted net loss per share (1)	59,148	58,149
Diluted net loss per share	$(0.10)	$(1.09)

(1)	Weighted average shares are presented in thousands.

(2)	The dilutive effect of our convertible senior notes will be reflected in diluted net income per share by application of the if-converted method. The conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. Also see Note 12, “Convertible Senior Notes.”

The dilutive effect of outstanding options and restricted share units is reflected in diluted net income per share, but not loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by accounting principles generally accepted in the U.S.

The following table presents those options to purchase ordinary shares, restricted share units outstanding and convertible senior notes which were not included in the computation of diluted net loss per share because the effect of their inclusion was anti-dilutive:

	Three Months Ended January 31,
	2010	2009
	(in thousands)
Non-qualified share options:
Number of options to purchase ordinary shares	4,464	3,647
Restricted share units:
Number of restricted share units	1,710	1,500
Convertible Senior Notes:
Number of potential ordinary shares to be converted	10,526	—

7.	PROVISION FOR INCOME TAXES

For the three months ended January 31, 2010 and 2009, we recorded an income tax provision of approximately $0.2 million and $1.0 million, or effective tax rates of (3.6)% and (1.6)%, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as tax settlements.

At January 31, 2010, the total unrecognized tax benefits of $16.1 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $15.7 million of unrecognized tax benefits which are reflected in other long term liabilities. Unrecognized tax benefits of $16.1 million would reduce our income tax provision if recognized.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We have approximately $1.9 million of accrued interest and penalties as of January 31, 2010 and approximately $1.4 million of accrued interest and penalties as of January 31, 2009.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. Our 2006, 2007 and 2008 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. Our U.S. federal income tax returns are currently under audit by the Internal Revenue Service for fiscal years ending October 31, 2006 and 2007. As a result of uncertainties regarding the timing of the completion of tax audits and their possible outcomes, we can not estimate whether we would have a material change in our unrecognized tax benefits over the next twelve months.

8.	SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). A total of 10,300,000 ordinary shares were authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted share units. As of January 31, 2010, there were approximately 1,800,000 ordinary shares available for new awards under the 2006 EIP and approximately 6,800,000 ordinary shares reserved for issuance for outstanding stock option and restricted share unit awards.

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

As of January 31, 2010, a cumulative plan total of 1,699,576 ordinary shares had been issued since inception as a result of purchases made by participants in our Purchase Plan, including 285,899 shares issued in the first quarter of fiscal year 2010.

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

Share-Based Award Activity

The following table summarizes stock option activity during the three months ended January 31, 2010:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2009	4,331	$14.90
Granted	161	$10.85
Exercised (1)	(17)	$9.36
Cancelled / Expired	(11)	$20.73

Outstanding as of January 31, 2010	4,464	$14.76

(1)	The total pretax intrinsic value of stock options exercised during the three months ended January 31, 2010 was immaterial.

The following table summarizes restricted share unit activity during the three months ended January 31, 2010:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2009	1,777	$13.85
Granted	707	$12.01
Vested and paid out	(167)	$15.87
Forfeited	(9)	$12.88

Outstanding as of January 31, 2010 (2) (3) (4)	2,308	$13.15

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During the three months ended January 31, 2010, we withheld approximately 50,700 ordinary shares to satisfy $0.5 million of employees’ tax obligations.

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy at January 31, 2010:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$6.49 — 15.00	2,619	4.70 years	$11.65	$1,962
$15.01 — 20.00	1,346	4.83 years	$16.70	—
$20.01 — 25.00	111	4.18 years	$23.89	—
$25.01 — 30.00	388	3.95 years	$26.44	—

	4,464	4.66 years	$14.76	$1,962

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $10.84 on January 29, 2010, which would have been received by award holders had all award holders exercised their awards (both vested and unvested) that were in-the-money as of that date. As of January 31, 2010, approximately 2,802,000 outstanding options were vested and exercisable and the weighted average exercise price was $15.40. The total number of exercisable stock options that were in-the-money was approximately 601,000 and the weighted average exercise price per share of the in-the-money options was $9.43.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at January 31, 2010:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$6.46 — 15.00 (2)	1,714	$10.41
$15.01 — 20.00 (3)	220	$18.57
$20.01 — 25.00	264	$20.86
$25.01 — 30.00 (4)	110	$26.42

	2,308	$13.15

(2)	The outstanding restricted share units as of January 31, 2010 include approximately 37,000 fully vested units held by outside directors.

(3)	The outstanding restricted share units as of January 31, 2010 include approximately 23,000 fully vested units held by outside directors.

(4)	The outstanding restricted share units as of January 31, 2010 include approximately 18,500 fully vested units held by outside directors.

As of January 31, 2010, the total grant date fair value of our outstanding restricted share units was approximately $30.3 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $25.0 million.

Share-Based Compensation

The impact on our results for share-based compensation for Verigy options, restricted share units and employee share purchases made under the Purchase Plan for the three months ended January 31, 2010 and 2009, respectively, was as follows:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Cost of products and services	$0.8	$0.8
Research and development	0.4	0.5
Selling, general and administrative	3.4	3.5

Total share-based compensation expense	$4.6	$4.8

For the three months ended January 31, 2010 and 2009, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of Verigy options granted during the three months ended January 31, 2010 and 2009 was $4.53 and $4.36 per share, respectively, and was determined using the Black-Scholes option pricing model. The tax benefit realized from equity compensation for the three months ended January 31, 2010 and 2009 was insignificant.

As of January 31, 2010 and 2009, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $31.6 million and $36.4 million, respectively. We expect to recognize the compensation cost related to these share-based awards over a weighted average of 2.72 years.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three months ended January 31, 2010 and 2009 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months Ended January 31,
	2009	2009
Risk-free interest rate for options	1.88%	1.41%
Dividend yield	0.0%	0.0%
Volatility for options	48.4%	57.0%
Expected option life	4.50 years	4.50 years

Valuation Assumptions for the Purchase Plan

	Three Months Ended January 31,
	2010	2009
Risk-free interest rate for ESPP	0.35%	0.35%
Dividend yield	0.0%	0.0%
Volatility for ESPP	51.9%	59.5%
Expected ESPP life	6 months	6 months

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

The following repurchases under the 2008 repurchase program and the 2009 repurchase program were completed in the periods presented below:

	Number of Ordinary Shares Repurchased	Weighted Average Price Per Share	Amount of Ordinary Shares Repurchased
	(in thousands)		(in thousands)
2008 and 2009 Repurchase Programs to date as of October 31, 2009	2,834	$19.25	$54,570
Three months ended January 31, 2010	—	$—	$—

2008 and 2009 Repurchase Programs to date as of January 31, 2010	2,834	$19.25	$54,570

All repurchased shares are immediately retired and will not be available for future resale.

10.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Net loss	$(6)	$(64)
Other comprehensive loss income:
Foreign currency translation adjustments	—	(2)
Change in unrealized losses on marketable securities and investments in other long-term assets, net of tax	—	(1)
Change in minimum pension liability, net of tax	1	—
Change in unrealized (losses) gains on derivative instruments qualifying as cash flow hedges, net of tax	(2)	3

Total comprehensive loss	$(7)	$(64)

11.	ACQUISITION OF TOUCHDOWN TECHNOLOGIES

On June 15, 2009, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Touchdown Technologies, Inc. The consideration payable in the acquisition consists of contingent consideration payable based on revenue from probe card sales during a five year period beginning November 1, 2009. There is no minimum or maximum amount of contingent consideration payable pursuant to the acquisition agreement and we have not made any payments as of January 31, 2010.

We accounted for the acquisition using the purchase method of accounting in accordance with accounting principles generally accepted in the U.S. Under the purchase method of accounting, the estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their fair values. As we did not pay any purchase consideration at the time of the acquisition, the fair value of acquired net assets over purchase consideration of zero is recorded as a deferred acquisition credit included within other liabilities in the balance sheet. When the contingencies are resolved, any contingent consideration paid will reduce this liability. Any excess of the contingent payments over this liability will be recognized as an additional cost of the acquisition. Any excess of this liability over the contingent payments will reduce the recognized value of the acquired net assets on a pro rata basis. Any amount that remains after reducing those assets to zero will be recognized as an extraordinary gain.

12.	CONVERTIBLE SENIOR NOTES

On July 15, 2009, we issued $138 million of convertible senior notes (the “notes”). The notes will mature on July 15, 2014, and bear interest at a fixed rate of 5.25% per annum. The interest is payable semi-annually on January 15th and July 15th of each year and payments commenced on January 15, 2010. We incurred issuance costs of $5 million in connection with the senior notes. These costs were capitalized in other assets on the condensed consolidated balance sheet, and the costs are being amortized to interest expense over the term of the senior notes using the effective interest method. The initial conversion rate for the notes is 76.2631 ordinary shares per $1,000 principal amount, equal to a conversion price of approximately $13.11 per ordinary share. This conversion rate is subject to adjustment in some events, but will not be adjusted for accrued interest. Holders may convert their notes at any time prior to the maturity date.

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

We account for our short-term marketable securities in accordance with accounting principles generally accepted in the U.S. In fiscal year 2009, we adopted the accounting guidance for recognition and presentation of other-than-temporary impairments. This accounting guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The accounting guidance also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

We classify our marketable securities as available for sale at the time of purchase and re-evaluate such designation as of each condensed consolidated balance sheet date. We amortize premiums and discounts against interest income over the life of the investment. Our marketable securities are classified as cash equivalents if the original maturity, from the date of purchase, is ninety days or less. We record other-than-temporary impairment charges in earnings representing both credit and non-credit losses for those investments that we intend to sell or more likely than not would be required to sell before recovery of the amortized cost basis.

Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of January 31, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of January 31, 2010 had a carrying value of $382 million, of which approximately $55 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we did not incur any other-than-temporary impairments for the three months ended January 31, 2010 related to our auction rate securities. We have recorded an unrealized gain within accumulated other comprehensive loss of approximately $0.5 million (net of tax of $0.1 million), primarily for our auction rate securities that are backed by pools of student loans as of January 31, 2010. We also recognized a realized gain of approximately $0.4 million on the sale of long-term investments.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the three months ended January 31, 2010 and recorded a realized gain of $0.1 million. We received approximately $1.9 million from the distribution of these funds during the three months ended January 31, 2010, reducing the value of our remaining holding in the Reserve International Liquidity Fund to $1.2 million as of January 31, 2010.

The following table summarizes our marketable security investments as of January 31, 2010:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$160	$—	$160
U.S. government agency securities and certificate of deposits	76	—	76
Corporate debt securities	79	—	79

Total cash equivalents and short-term marketable securities	$315	$—	$315

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Long-term marketable securities:
Certificate of deposits	$12	$—	$12
Auction rate securities	55	—	55

Total long-term available for sale investments	$67	$—	$67

As Reported:
Cash equivalents			$168
Short-term marketable securities			147
Long-term marketable securities			67

Total at January 31, 2010			$382

The amortized cost, which is net of other-than-temporary impairment losses, and estimated fair value of cash equivalents and marketable securities classified as available for sale as of January 31, 2010 are shown in the table below by their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Less than 1 year	$221	$—	$221
Due in 1 to 2 years	106	—	106
Due after 2 years	55	—	55

Total at January 31, 2010	$382	$—	$382

14.	INVENTORY

Inventory, net of related reserves, consists of the following:

	January 31, 2010	October 31, 2009
	(in millions)
Raw materials	$32	$26
Finished goods	29	29

Total inventory	$61	$55

There were approximately $15 million of demonstration products included in finished goods inventory as of January 31, 2010, and $15 million as of October 31, 2009.

The total cost of products in the condensed consolidated statements of operations for the three months ended January 31, 2010 and 2009 included gross inventory-related provisions of $2 million and $13 million, respectively, for excess and obsolete inventory at our sites, as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, our gross margins were favorably impacted by the sale of previously written-down inventory of $4 million and $7 million, respectively, for the same periods.

15.	PROPERTY, PLANT AND EQUIPMENT, NET

	January 31, 2010	October 31, 2009
	(in millions)
Leasehold improvements	$13	$13
Software	21	21
Machinery and equipment	63	60

Total property, plant and equipment	97	94
Accumulated depreciation and amortization	(56)	(53)

Total property, plant and equipment, net	$41	$41

We recorded approximately $5 million and $4 million of depreciation and amortization expense for the three months ended January 31, 2010 and 2009, respectively.

16.	OTHER (EXPENSE) INCOME, NET

The following table presents the components of other income (expense), net for the three months ended January 31, 2010 and 2009:

	Three Months Ended January 31
	2010	2009
	(in millions)
Interest and other income	$1	$2
Interest expense	(2)	—

Other (expense) income, net	$(1)	$2

Other (expense) income, net consists primarily of interest on cash, cash equivalents and investments, gain on sale of investments and money market redemptions, and interest expense primarily related to our convertible senior notes. Other (expense) income, net also includes gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency, as well as gains and losses on foreign exchange balance sheet hedge transactions. These transactions are intended to offset foreign exchange gains and losses from remeasurement, which are generally for a period of 30 days or less and settled by the end of the month. The net foreign currency remeasurement impact was not material during both the three months ended January 31, 2010 and 2009.

The following table presents the components of impairment of investments for the three months ended January 31, 2010 and 2009:

	Three Months Ended January 31
	2010	2009
	(in millions)
Impairment of cost-based investments	$—	$(6)
Impairment of auction rate securities	—	(8)

Impairment of investments	$—	$(14)

During the three months ended January 31, 2009, we incurred a $6.2 million charge related to the write-off of a cost method investment that was determined to be impaired on an other-than-temporary basis. We also recorded a $7.7 million other-than-temporary impairment charge for the three months ended January 31, 2009 for our auction rate securities.

17.	GOODWILL AND OTHER LONG-LIVED ASSETS

Our goodwill balance as of both January 31, 2010 and 2009 was $18 million and represents an allocation of goodwill recorded during our separation from Agilent in 2006. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

During fiscal year 2009, we recorded $2 million of intangible assets related to our acquisition of Touchdown Technologies with a weighted-average amortization period of 4 years. These assets will be amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of January 31, 2010 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

18.	GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity for the three months ended January 31, 2010 and 2009 is shown in the table below:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Beginning balance at November 1,	$3	$5
Accruals for warranties issued during the period	1	1
Accruals related to pre-existing warranties (including changes in estimates)	(1)	(1)
Settlements made during the period	—	(1)

Ending balance at January 31,	$3	$4

In our condensed consolidated balance sheets, standard warranty accrual is presented within other current liabilities.

Also see Note 21, “Other Current Liabilities and Other Long-Term Liabilities.”

Extended Warranty

A summary of our extended warranty deferred revenue activity for the three months ended January 31, 2010 and 2009 is shown in the table below:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Beginning balance at November 1,	$8	$16
Revenue recognized during the period	(2)	(3)
Deferral of revenue for new contracts	1	1

Ending balance at January 31,	$7	$14

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

In order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy, in fiscal year 2009 we implemented restructuring actions to streamline our organization and reduce our operating costs. As part of these restructuring actions, we reduced our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements.

The total charge incurred during our first quarter of fiscal 2010 for these restructuring actions was approximately $1.3 million, $0.3 million recorded within cost of sales and the remainder of which was recorded within operating expenses.

As of January 31, 2010, we had approximately $4.1 million of accrued restructuring liability included within other current liabilities on the condensed consolidated balance sheet. The accrued amount relates to severance and benefit payments and is expected to be primarily paid out by the end of fiscal year 2010.

The table below summarizes the impact to the statement of operations resulting from all restructuring actions for the three months ended January 31, 2010 and 2009 is shown below:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Restructuring charges (included in cost of sales)	$0.3	$1.5
Restructuring charges (included in operating expenses)	1.0	4.2

Total restructuring charges	$1.3	$5.7

A summary of restructuring activity for all restructuring actions through January 31, 2010 is shown in the table below:

Workforce Reduction
(in millions)
Beginning balance at October 31, 2009	$4.9
Total charges	1.3
Cash payments	(1.5)
Other	(0.6)

Ending balance at January 31, 2010	$4.1

20.	RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

We recognize the funded status of our defined benefit postretirement plans on our condensed consolidated balance sheets, and our changes in the funded status are reflected in comprehensive income.

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

For the three months ended January 31, 2010 and 2009, our matching expenses for our U.S. employees under the Verigy 401(k) plan were $0.4 million and $0.6 million, respectively. We did not incur any expense for the Verigy profit sharing plans for both periods presented.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan. At June 1, 2006, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. For the three months ended January 31, 2010 and 2009, the amount of expenses recognized under the RMA plan was approximately $0.2 million for both period presented. There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans. Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Costs for All U.S. and Non-U.S. Plans. The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for the three months ended January 31, 2010 and 2009:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended January 31,
	2010	2009	2010	2009	2010	2009
	(in millions)
Defined benefit pension plan costs	$—	$—	$0.9	$1.3	$0.9	$1.3
Defined contribution pension plan costs	0.4	0.6	0.2	0.3	0.6	0.9
Non-pension post-retirement benefit costs	0.2	0.2	—	—	0.2	0.2

Total retirement-related plans costs	$0.6	$0.8	$1.1	$1.6	$1.7	$2.4

Non-U.S. Defined Benefit. For the three months ended January 31, 2010 and 2009, the net pension costs related to participation in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Service cost — benefits earned during the year	$0.6	$0.8
Interest cost on benefit obligation	0.9	0.9
Expected return on plan assets	(0.7)	(0.6)
Amortization and deferrals:
Actuarial loss	0.1	0.2

Total net plan costs	$0.9	$1.3

Measurement date. We use October 31 as the measurement date to measure our plan assets and benefit obligations for all of our non-U.S. plans and U.S. retiree medical account.

21.	OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current accrued liabilities as of January 31, 2010 and October 31, 2009, were as follows:

	January 31, 2010	October 31, 2009
	(in millions)
Supplier liabilities	$7	$8
Derivatives	1	—
Restructuring accrual	4	5
Accrued warranty costs	3	3
Leases payable	2	2
Interest payable	—	2
Other taxes payable	1	5
Other	3	2

Total other current liabilities	$21	$27

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our current forecasted production and service and support needs. Also see Note 18, “Guarantees” for additional information regarding warranty accruals and Note 19, “Restructuring” for additional information regarding our restructuring accrual.

Other long-term liabilities as of January 31, 2010 and October 31, 2009, were as follows:

	January 31, 2010	October 31, 2009
	(in millions)
Long-term extended warranty and deferred revenue	$3	$3
Retirement plan accruals	24	24
Deferred acquisition credit (see note 11)	6	6

Total other long-term liabilities	$33	$33

Also see Note 20, “Retirement Plans and Post-Retirement Benefits” for additional information regarding retirement plan accruals and Note 11, “Acquisition of Touchdown Technologies” for additional information regarding the deferred acquisition credit.

22.	COMMITMENTS AND CONTINGENCIES

As of January 31, 2010, there was no material change in our capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2009.

At January 31, 2010, the total unrecognized tax benefits of $16.1 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $15.7 million of unrecognized tax benefits which are reflected in other long term liabilities. Unrecognized tax benefits of $16.1 million would reduce our income tax provision if recognized.

Rent expense was $1.7 million and $1.6 million for the three months ended January 31, 2010 and 2009, respectively.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. As of January 31, 2010, there were no matters that impacted our condensed consolidated financial statements.

23.	SEGMENT & GEOGRAPHIC INFORMATION

The accounting principles generally accepted in the U.S. requires us to identify the segment or segments we operate in. We have two operating segments but aggregate the information into one reportable segment: we provide test system solutions that are used in the manufacture of semiconductor devices. Below is the revenue detail for the two product platforms within this segment:

	Three Months Ended January 31,
	2010	2009
	(in millions)
Net revenue from products:
SOC / SIP / High-Speed Memory	$69	$24
Memory	7	9

Net revenue from products	76	33
Net revenue from services	30	35

Total net revenue	$106	$68

Major customers

For the three months ended January 31, 2010, we had two customers that accounted for greater than 10% of our total net revenue, one of which accounted for 20.6% of our total net revenue and the other accounted for 14.0% of our total net revenue.

For the three months ended January 31, 2009, we had two customers that accounted for greater than 10% of our total net revenue, one of which accounted for 15.7% of our total net revenue and the other accounted for 13.6% of our total net revenue.

Geographic Net Revenue Information:

Historically, we have provided revenue by geography based on where the revenue is billed versus where the products are shipped. Since our fourth quarter of fiscal year 2009, we have reported revenue by geography based on where the products are shipped. The amounts for the three months ended January 31, 2009 were reclassified to conform to the presentation used for the three months ended January 31, 2010.

	Three Months Ended January 31,
	2010	2009
	(in millions)
United States	$11	$15
Singapore	25	4
Taiwan	48	22
Japan	5	9
Korea	7	3
Rest of the World	10	15

Total net revenue	$106	$68

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Location of Property, Plant and Equipment Information:

	January 31, 2010	October 31, 2009
	(in millions)
United States	$16	$17
Singapore	11	11
Germany	4	4
Taiwan	5	5
Rest of the World	5	4

Total geographic location of property, plant and equipment	$41	$41

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements including, without limitation, statements regarding changes in the global economy and improvement in our market and the anticipated effect on our business, an increase in revenue in our second fiscal quarter, manufacturing operations, research and development activities and expenses, variations in quarterly revenues and operating results, our liquidity position, our foreign currency risk, the potential impact of adopting new accounting pronouncements, expected revenue and operating results for future periods, the quality of our marketable securities, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, and our lease payment obligations that involve risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” and similar terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

Overview

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. We offer a single platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, introduced in the third quarter of fiscal year 2009, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”). Also during the third quarter of fiscal year 2009, we acquired the assets and business of Touchdown Technologies, a manufacturer of advanced memory probe cards.

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

As of January 31, 2010, we have installed more than 2,100 V93000 Series systems and nearly 2,600 V5000 Series systems worldwide. The V6000 Series systems and V101 began shipping in fiscal year 2009 and have not yet shipped in material quantities. We have a broad customer base which includes integrated device manufacturers (“IDMs”), fabless companies, and test subcontractors, also referred to as subcontractors or “OSAT” (outsourced sub-assembly and test) providers. OSATs include specialty assembly, package and test companies as well as wafer foundries, and companies that design, but contract with others for the manufacture of, integrated circuits (known as fabless design companies).

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

Amounts included in the accompanying condensed consolidated financial statements are expressed in U.S. dollars. Certain amounts in the condensed consolidated financial statements for the three months ended January 31, 2009 were reclassified to conform to the presentation used for the three months ended January 31, 2010.

On June 15, 2009, we acquired Touchdown Technologies (“Touchdown”), a privately held company. Touchdown provides advanced MEMS probe cards which are designed to improve wafer throughput and yields for memory manufacturers. From the acquisition date, the results of operations of Touchdown’s business are included in our condensed consolidated statements of operations. Also see Note 11, “Acquisition of Touchdown Technologies” of our condensed consolidated financial statements.

Overview of Results

Our total net revenue for the three months ended January 31, 2010, was $106 million, up $38 million, or 55.9%, from the comparable period in fiscal year 2009, and was up $9 million or 9.3% sequentially. This marks the fourth consecutive quarter of increasing revenue. The increase was primarily due to higher revenue from sales of our SOC platforms, representing growth of more than 100% from the same time last year. This reflects the sustained demand in the RF product segment particularly for cellular handsets and smart phones. We experienced continued weakness in our memory business, which reflected only a slight increase in revenue. Much of the revenue generated during the first quarter of fiscal year 2010 was driven by our semiconductor manufacturer customers. As these customers increase their manufacturing requirements, we believe that we will see more capacity driven purchases from their subcontractor test partners to which we also sell our products. We are encouraged by the increased market activity that we saw in the first quarter of fiscal year 2010. Our customer sentiment is more positive which we believe will lead to higher capital spending levels in the second half of the year. We expect a modest improvement in revenue for the second quarter of fiscal year 2010.

Our gross margin for the three months ended January 31, 2010, was 44.3%, an increase of 31.1 percentage points from the comparable period in fiscal year 2009. Gross margin improvement was primarily driven by the lower excess and obsolete inventory charges as well as savings from our restructuring actions. We also incurred restructuring charges of approximately $0.3 million during the three months ended January 31, 2010, compared to $1.5 million for the three months ended January 31, 2009. These improvements in gross margin were offset by the incremental costs incurred of approximately $3.4 related to our manufacturing transition which was substantially complete during the first quarter of fiscal year 2010.

Our research and development and selling, general and administrative expenses totaled $51 million in the first quarter of fiscal year 2010, down $5 million, or 8.9%, from the comparable period in fiscal year 2009. The decrease in these expenses from the comparable quarter of fiscal year 2009 were primarily driven by a write down of purchased intangible property of approximately $3 million incurred during the three months ended January 31, 2009. It also reflected cost savings from our restructuring actions, primarily lower compensation and benefits, and lower overall discretionary spending. These savings were partially offset by the incremental costs associated with our acquisition of Touchdown Technologies.

Net loss for the three months ended January 31, 2010 was $6 million, compared to net loss of $64 million in the comparable period in fiscal year 2009. The year over year improvement from fiscal year 2009, reflects the increased revenue levels, costs savings from our restructuring actions as well as lower restructuring and impairment charges. However, this was offset by the incremental operating costs associated with our acquisition of Touchdown Technologies, acquired in the third quarter of fiscal year 2009, as well as costs associated with our manufacturing transition. In the first quarter of fiscal year 2010, we used $11 million in cash for operating activities, and our cash and cash equivalents balance as of January 31, 2010 was $213 million.

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had, and will continue to have a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor industry. Historically, these demand fluctuations have resulted in significant variations in our results of operations. This was particularly relevant beginning in the first quarter of fiscal year 2009 when we saw a significant decrease in revenue from our SOC platform due to the deteriorating global economy and the downturn that impacted the entire semiconductor industry. The sharp swings in the semiconductor industry in recent years have generally affected the semiconductor test equipment and services industry more significantly than the overall capital equipment sector.

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

We are optimistic about the improving business environment. Over the past year, our product development efforts in DRAM and low end SOC as well as our acquisition of Touchdown Technologies have strengthened our product portfolio and have broadened our markets. As a result of these investments and the improving industry environment, we expect a modest improvement in revenue for the second quarter of fiscal year 2010. As part of our restructuring actions that were implemented in fiscal year 2009, we instituted a number of temporary costs savings measures, including employee salary reductions and furloughs. Effective February 1, 2010, we restored full pay to our employees and eliminated furloughs. Although this will increase our overall expenses, we will continue to maintain tight financial management.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. There have been no significant changes to our critical accounting policies and estimates from our Annual Report on Form 10-K for the year ended October 31, 2009, filed with the Securities and Exchange Commission on December 21, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued an amendment to the accounting guidance for business combinations. This amendment provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued another amendment for assets acquired and liabilities assumed in a business combination that arise from contingencies. This amendment clarifies the previous amendment and addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for fiscal years beginning on or after December 15, 2008, and will be applied prospectively. This guidance was effective for us in the first quarter of fiscal year 2010, and upon adoption, did not have a significant impact on our condensed consolidated financial statements.

In December 2007, the FASB revised the accounting guidance for noncontrolling interests in condensed consolidated financial statements, which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the condensed consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements will be applied prospectively. This guidance was effective for us in the first quarter of fiscal year 2010, and upon adoption, did not have a significant impact on our condensed consolidated financial statements.

In December 2008, the FASB issued new guidance for employers’ disclosures about postretirement benefit plan assets. The new guidance provides revised guidance on the disclosure requirement of employers’ disclosures about pensions and other postretirement benefits. It requires companies to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the level in which each assets is classified within the fair value hierarchy and a reconciliation for the period of plan assets that are measured using significant unobservable inputs. It is effective for fiscal years ending after December 15, 2009. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in our fourth quarter of fiscal year 2010.

In June and December 2009, the FASB amended the accounting guidance for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity. The amendment must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact that this amendment may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In June 2009, the FASB amended the accounting guidance for the consolidation of variable interest entities. This amendment revised the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. In December 2009, the FASB amended consolidation guidance previously issued in June to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes. The amendments are effective for our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently assessing the impact that this amendment may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In August 2009, the FASB amended the accounting guidance for the fair value measurement of liabilities. The amended guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. The amended guidance is effective for the first reporting period (including interim periods) beginning after issuance, and it was effective for us in the first quarter of fiscal year 2010, and upon adoption, did not have a significant impact on our condensed consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. The new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and will be effective for us in the first quarter of fiscal year 2011, however early adoption is permitted. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In October 2009, the FASB issued new accounting guidance for the accounting for certain revenue arrangements that include software elements. The new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and will be effective for us in the first quarter of fiscal year 2011, however early adoption is permitted. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in fiscal year 2011.

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires separate disclosure for transfers between Level 1 and 2 and the activities in Level 3 reconciliation on a gross basis. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance will be effective for us in the second quarter of fiscal year 2010, except for the new disclosures related to Level 3 activities, which will be effective for us in the first quarter of fiscal year 2012. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in the second quarter of fiscal year 2010 and in the first quarter of fiscal year 2012, respectively.

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical, with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for the semiconductor test equipment and services that we offer. Historically, our third and fourth fiscal quarters have tended to be our strongest quarters for new orders, while our first fiscal quarter have tended to be our weakest. We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products. The seasonality of our business is often masked to a significant extent by the high degree of cyclicality of the semiconductor industry. During the first quarter of fiscal year 2010, we continued to experience weakness in our memory business but have experienced an increase in our SOC business compared to the levels of revenue generated during the first quarter of fiscal year 2009. Due to our limited operating history, seasonality in orders, and the unpredictable cyclicality of our industry, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In future periods, the market price of our ordinary shares could decline if our revenue and results of operations are below the expectations of analysts and investors. Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of, and elsewhere in, this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months Ended January 31,
	2010	2009
Net revenue:
Products	71.7%	48.5%
Services	28.3	51.5

Total net revenue	100.0	100.0
Cost of sales:
Cost of products	37.8	53.0
Cost of services	17.9	33.8

Total cost of sales	55.7	86.8

Gross margin (1)	44.3	13.2
Operating expenses:
Research and development	20.8	36.8
Selling, general and administrative	27.3	45.6
Restructuring charges	0.9	5.8

Total operating expenses	49.0	88.2
Loss from operations	(4.7)	(75.0)
Other (expense) income, net	(1.0)	2.9
Impairment of investments	—	(20.5)

Loss before income taxes	(5.7)	(92.6)
Provision for income taxes	—	1.5

Net loss	(5.7)%	(94.1)%

(1)	Gross margin represents the ratio of gross profit to total net revenue.

Net Revenue

	Three Months Ended January 31,		2010 over 2009 Change
	2010	2009
	($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$69	$24	187.5%
As a percent of total net revenue	65.1%	35.3%
Memory	7	9	(22.2)%
As a percent of total net revenue	6.6%	13.2%

Net revenue from products	$76	$33	130.3%

Net revenue from services	30	35	(14.3)%
As a percent of total net revenue	28.3%	51.5%

Total net revenue	$106	$68	55.9%

Historically, we have provided revenue by geography based on where the revenue is billed versus where the products are shipped. Since our fourth quarter of fiscal year 2009, we have reported revenue by geography based on where the products are shipped. The amounts for the three months ended January 31, 2009 were reclassified to conform to the presentation used for the three months ended January 31, 2010.

Our net revenues by geographic region for the three months ended January 31, 2010 and 2009 are as follows:

	Three Months Ended January 31,		2010 over 2009 Change
	2010	2009
	($ in millions)
North America	$11	$15	(26.7)%
As a percent of total net revenue	10.4%	22.0%
Europe	$6	$11	(45.5)%
As a percent of total net revenue	5.6%	16.2%
Asia	$89	$42	111.9%
As a percent of total net revenue	84.0%	61.8%

Total net revenue	$106	$68	55.9%

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

Net revenue in the three months ended January 31, 2010 was $106 million, an increase of $38 million, or 55.9%, from $68 million achieved in the three months ended January 31, 2009. Net product revenue in the three months ended January 31, 2010 was $76 million, an increase of $43 million, or 130.3%, from $33 million achieved in the three months ended January 31, 2009. This marks the fourth consecutive quarter of increasing revenue. The increase was primarily due to higher revenue from sales of our SOC platforms representing growth of more than 100% from the same time last year. This reflects the sustained demand in the RF product segment particularly for cellular handsets and smart phones. We experienced continued weakness in our memory business, with only a slight increase in revenue. Much of the revenue generated during the first quarter of fiscal year 2010 was driven by our semiconductor manufacturer customers. As these customers increase their manufacturing requirements, we believe that we will see more capacity driven purchases from their subcontractor test partners to which we also sell our products. We are encouraged by the increased market activity that we saw in the first quarter of fiscal year 2010. Our customer sentiment is more positive which we believe will lead to higher capital spending levels in the second half of the year. We expect a modest improvement in revenue for the second quarter of fiscal year 2010.

We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 89.6% and 78.0% of total net revenue in the three months ended January 31, 2010 and 2009, respectively. Net revenue in North America as a percentage of total net revenue was lower by 11.6 percentage points in the three months ended January 31, 2010, compared to the three months ended January 31, 2009, while net revenue in Asia as a percentage of total net revenue, was higher by 22.2 percentage points in the three months ended January 31, 2010, compared to the three months ended January 31, 2009. We expect a majority of our sales to continue to be generated in the Asia region as semiconductor manufacturing activities continue to concentrate in that region.

Service revenue for the three months ended January 31, 2010 accounted for $30 million, or 28.3% of net revenue, compared to $35 million, or 51.5% of net revenue in the three months ended January 31, 2009. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. As such, the decline in service revenue is due to lower systems product sales and service contracts that customers did not renew during the downturn. We expect to see a gradual increase in service revenue overtime as product sales begin to increase.

Cost of Sales

Cost of Products

	Three Months Ended January 31,		2010 over 2009 Change
	2010	2009
	($ in millions)
Cost of products	$40	$36	11.1%
As a percent of product revenue	52.6%	109.1%

Cost of Products. Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The increase in cost of products of approximately $4 million in the three months ended January 31, 2010, compared to the three months ended January 31, 2009, was primarily due to the increase in sales of our SOC products. Cost of products included $0.3 million of restructuring expense in the three months ended January 31, 2010, compared to $1.5 million of such charge in the three months ended January 31, 2009. Cost of products also included $0.5 million of share-based compensation expense for both periods presented in the three months ended January 31, 2010 and 2009.

Cost of products as a percent of net product revenue decreased by 56.5 percentage points in the three months ended January 31, 2010, compared to the three months ended January 31, 2009, primarily due to the higher product revenue generated during the quarter due to the increase in sales of our SOC products. This reduction also reflects the cost savings from our restructuring actions, primarily lower compensation and benefit costs as well as lower charges for excess and obsolete inventory and restructuring. This was partially offset by the incremental costs incurred of approximately $3.4 million related to our manufacturing transition which was substantially complete during the first quarter of fiscal year 2010.

Gross excess and obsolete inventory-related charges in the three months ended January 31, 2010 and 2009 were $1.8 million and $13.4 million, respectively. We also sold previously written down inventory of $4.1 million and $7.1 million in the three months ended January 31, 2010 and 2009, respectively. The sales of previously written down inventory improved our gross margins on product sales by approximately 3.0 percentage points in the three months ended January 31, 2010 and 29.9 percentage points in the three months ended January 31, 2009.

As of January 31, 2010, we held $61 million of inventory, net of $50 million of reserves, composed of $32 million of raw materials, and $29 million of finished goods. Raw materials include approximately $34 million of support inventory. We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended January 31,		2010 over 2009 Change
	2010	2009
	($ in millions)
Cost of services	$19	$23	(17.4)%
As a percent of service revenue	63.3%	65.7%

Cost of Services. Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services for the three months ended January 31, 2010 was $4 million lower compared to the three months ended January 31, 2009. Cost of services as a percent of service revenue decreased by 2.4 percentage points, from 65.7% in the three months ended January 31, 2009 to 63.3% in the three months ended January 31, 2010. This margin improvement reflected cost savings from our restructuring actions, primarily lower compensation and benefit costs, cost savings from lower discretionary spending as well as lower repair volume. Our cost of services included $0.3 million of share-based compensation expense for both periods presented in the three months ended January 31, 2010 and 2009.

As a percent of service revenue, cost of services will vary depending on a variety of factors, including the effect of price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended January 31,		2010 over 2009 Change
	2010	2009
	($ in millions)
Research and development	$22	$25	(12.0)%
As a percent of total net revenue	20.8%	36.8%

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

Research and development expense decreased by $3 million in absolute dollars during the three months ended January 31, 2010, compared to the three months ended January 31, 2009. This decrease was primarily driven by a write down of purchased intellectual property of approximately $3 million incurred during the three months ended January 31, 2009. It also reflected lower expenses from cost savings from our restructuring actions, primarily lower compensation and benefit costs. This was partially offset by incremental operating expenses related to our acquisition of Touchdown Technologies. Research and development expense also included $0.4 million and $0.5 million of share-based compensation expense for the three months ended January 31, 2010 and 2009, respectively. Research and development expense as a percentage of revenue decreased by 16.0 percentage points from 36.8% in the three months ended January 31, 2009 to 20.8% in the three months ended January 31, 2010. The decrease in research and development expense as a percent of revenue reflected the significantly lower revenue levels in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2010.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Three Months Ended January 31,		2010 over 2009 Change
	2010	2009
	($ in millions)
Selling, general and administrative	$29	$31	(6.5)%
As a percent of total net revenue	27.3%	45.6%

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

Selling, general and administrative expense decreased by $2 million in absolute dollars in the three months ended January 31, 2010, compared to the three months ended January 31, 2009. The decrease was due to cost savings from our restructuring actions, primarily lower compensation and benefit costs and lower discretionary spending. These costs were partially offset by incremental operating expenses related to our acquisition of Touchdown Technologies. Selling, general and administrative expense included approximately $3.4 million of share-based compensation expenses in the three months ended January 31, 2010, compared to $3.5 million of such expenses in the three months ended January 31, 2009.

Restructuring Charges

In order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy, in fiscal year 2009 we implemented restructuring actions to streamline our organization and reduce our operating costs. As part of these restructuring actions, we reduced our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements.

The total charge incurred during our first quarter of fiscal year 2010 for our restructuring actions was approximately $1.3 million, $0.3 million of which was recorded within cost of sales and the remainder of which was recorded within operating expenses.

As of January 31, 2010, we had approximately $4.1 million of accrued restructuring liability included within other current liabilities on our condensed consolidated balance sheet. The accrued amount relates to severance and benefit payments and is expected to be primarily paid out by the end of fiscal year 2010.

Other (expense) income, net

The following table presents the components of other income (expense), net for the three months ended January 31, 2010 and 2009:

	Three Months Ended January 31
	2010	2009
	(in millions)
Interest and other income	$1	$2
Interest expense	(2)	—

Other (expense) income, net	$(1)	$2

Other (expense) income, net consists primarily of interest on cash, cash equivalents and investments, gain on sale of investments and money market redemptions, and interest expense primarily related to our convertible senior notes. Other (expense) income, net also includes gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency, as well as gains and losses on foreign exchange balance sheet hedge transactions. These transactions are intended to offset foreign exchange gains and losses from remeasurement, which are generally for a period of 30 days or less and settled by the end of the month. The net foreign currency remeasurement impact was not material during both the three months ended January 31, 2010 and 2009.

The following table presents the components of impairment of investments for the three months ended January 31, 2010 and 2009:

	Three Months Ended January 31
	2010	2009
	(in millions)
Impairment of cost-based investments	$—	$(6)
Impairment of auction rate securities	—	(8)

Impairment of investments	$—	$(14)

During the three months ended January 31, 2009, we incurred a $6.2 million charge related to the write-off of a cost method investment that was determined to be impaired on an other-than-temporary basis. We also recorded a $7.7 million other-than-temporary impairment charge for the three months ended January 31, 2009 for our auction rate securities. See Note 13 “Marketable Securities.”

Provision for Income Taxes

For the three months ended January 31, 2010 and 2009, we recorded an income tax provision of approximately $0.2 million and $1.0 million, or effective tax rates of (3.6)% and (1.6)%, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as tax settlements.

At January 31, 2010, the total unrecognized tax benefits of $16.1 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $15.7 million of unrecognized tax benefits which are reflected in other long term liabilities. Unrecognized tax benefits of $16.1 million would reduce our income tax provision if recognized.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We have approximately $1.9 million of accrued interest and penalties as of January 31, 2010 and approximately $1.4 million of accrued interest and penalties as of January 31, 2009.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. Our 2006, 2007 and 2008 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. Our U.S. federal income tax returns are currently under audit by the Internal Revenue Service for fiscal years ending October 31, 2006 and 2007. As a result of uncertainties regarding the timing of the completion of tax audits and their possible outcomes, we can not estimate whether we would have a material change in our unrecognized tax benefits over the next twelve months.

Goodwill and Long-Lived Assets

Our goodwill balance as of both January 31, 2010 and 2009 was $18 million and represents an allocation of goodwill recorded during our separation from Agilent in 2006. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

During fiscal year 2009, we recorded $2 million of intangible assets related to our acquisition of Touchdown Technologies with a weighted-average amortization period of 4 years. These assets will be amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of January 31, 2010 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Financial Condition

Liquidity and Capital Resources

As of January 31, 2010, we had $213 million in cash and cash equivalents, compared to $197 million as of October 31, 2009. This increase in cash was primarily due to cash proceeds from the maturities of available for sale securities, partially offset by the net loss of $6 million.

Net Cash (Used in) by Operating Activities

In the three months ended January 31, 2010, we used $11 million in cash for operating activities, compared to $47 million used in the three months ended January 31, 2009. The $11 million cash used during the three months ended January 31, 2010, was primarily a result of $6 million of net loss, an $11 million increase in payables, and $5 million increase in deferred revenue. Also during the three months ended January 31, 2010, we had non-cash charges of $5 million from depreciation and amortization expense, $2 million from gross excess and obsolete inventory provisions, $5 million of net share-based compensation costs, and a $1 million realized gain on marketable securities. These impacts were partially offset by increases of $15 million in receivables, $9 million in inventory, and decreases of $5 million in employee compensation and benefits, $4 million in income tax and other taxes payable, and a change in net assets of $1 million in other current and long-term assets and liabilities.

In the three months ended January 31, 2009, we used $47 million in cash for operating activities. The $47 million cash used during the three months ended January 31, 2009, was a result of $64 million of net loss, a $33 million reduction in receivables as a result of customer payments, and $2 million increase in income tax and other taxes payable. Also during the three months ended January 31, 2009, we had non-cash charges of $4 million from depreciation and amortization expense, $13 million from gross excess and obsolete inventory provisions, $5 million of net share-based compensation costs and a $14 million impairment loss on marketable securities and cost method investments. These impacts were partially offset by an increase of $3 million in inventory and decreases of $29 million in payables, $11 million in employee compensation and benefits, and $11 million in deferred revenue.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in the three months ended January 31, 2010 was $25 million, compared to $73 million provided in the three months ended January 31, 2009. The net cash provided was primarily generated by the proceeds from the maturities and sale of available for sale marketable securities of $98 million. This was partially offset by purchases of available for sale marketable securities of $70 million and investments made for property, plant and equipment of $3 million. Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of January 31, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of January 31, 2010 had a carrying value of $382 million, of which approximately $55 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we did not incur any other-than-temporary impairments for the three months ended January 31, 2010 related to our auction rate securities. We have recorded an unrealized gain within accumulated other comprehensive loss of approximately $0.5 million (net of tax of $0.1 million), primarily for our auction rate securities that are backed by pools of student loans as of January 31, 2010. We also recognized a realized gain of approximately $0.4 million on the sale of long-term investments.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the three months ended January 31, 2010 and recorded a realized gain of $0.1 million. We received approximately $1.9 million from the distribution of these funds during the three months ended January 31, 2010, reducing the value of our remaining holding in the Reserve International Liquidity Fund to $1.2 million as of January 31, 2010.

Net cash provided by investing activities in the three months ended January 31, 2009 was $73 million. The net cash provided was primarily generated by the proceeds from the maturities and sale of available for sale marketable securities of $76 million and proceeds from the disposition of assets of $2 million. This was partially offset by purchases of available for sale marketable securities of $3 million and investments made for property, plant and equipment of $2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended January 31, 2010 was $2 million, compared to $1 million provided in the three months ended January 31, 2009. The $2 million net cash provided by in the three months ended January 31, 2010 was comprised of approximately $2 million from the issuance of shares under the employee stock plans including contributions by participants to our employee shares purchase plan, pursuant to which 285,899 shares were issued in first quarter of fiscal year 2010.

Net cash provided by financing activities in the three months ended January 31, 2009 was $1 million. The $1 million net cash provided in the three months ended January 31, 2009 was comprised of approximately $3 million from the issuance of shares under the employee stock plans including contributions by participants to our employee shares purchase plan, pursuant to which 375,885 shares were issued in first quarter of fiscal year 2009, offset by approximately $2 million of repurchases of our ordinary shares pursuant to the repurchase program approved by our shareholders in the second quarter of fiscal year 2008.

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

We believe that existing cash, cash equivalents and short-term marketable securities of approximately $360 million as of January 31, 2010, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least for the next twelve months. However, we may require or choose to obtain debt or equity financing in the future. It is uncertain that additional financing, if needed, will be available on favorable terms, or at all.

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

The following table summarizes our contractual obligations at January 31, 2010 (in millions):

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Operating and capital leases	$52	$13	$16	$13	$10
Commitments to contract manufacturers and suppliers	91	91	—	—	—
Other purchase commitments	60	60	—	—	—
Convertible senior note and related interest	170	7	14	149	—
Long-term liabilities	27	—	3	—	24

Total	$400	$171	$33	$162	$34

The contractual obligations table excludes our long-term income taxes payable liabilities and earn out payments related to our acquisition in Touchdown because we cannot make a reliable estimate of the timing of cash payments. As of January 31, 2010, we had total unrecognized tax benefits of $16.1 million, of which $15.7 million is reflected in other long-term liabilities, with the remaining $0.4 million netted against the related deferred tax assets.

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

Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and, historically, we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Less than 1% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $7 million as of January 31, 2010, and $8 million as of October 31, 2009. These amounts are included in other current liabilities in our condensed consolidated balance sheets at January 31, 2010 and October 31, 2009.

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

Convertible senior notes. On July 15, 2009, we issued $138 million of convertible senior notes. The notes will mature on July 15, 2014, and bear interest at a fixed rate of 5.25% per annum. The interest is payable semi-annually on January 15th and July 15th of each year and payments commenced on January 15, 2010.

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

We had no material off-balance sheet arrangements as of January 31, 2010 or October 31, 2009.

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

These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of January 31, 2010, the fair value of foreign currency forward contracts designated as cash flow hedges is approximately $1.3 million. This amount is included within current liabilities and the related loss of $0.9 million (net of tax of $0.4 million) is included within unrealized losses in accumulated other comprehensive loss.

We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of assets and liabilities denominated in currencies other than the functional currency. These contracts are generally for a period of 30 days or less and settled by the end of the month. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other (expense) income, net and offsets the foreign currency impact of the remeasured assets and liabilities.

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2010, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact as of January 31, 2010, and our interest income would have changed by approximately $0.1 million for the three months ended January 31, 2010.

Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of January 31, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of January 31, 2010 had a carrying value of $382 million, of which approximately $55 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we did not incur any other-than-temporary impairments for the three months ended January 31, 2010 related to our auction rate securities. We have recorded an unrealized gain within accumulated other comprehensive loss of approximately $0.5 million (net of tax of $0.1 million), primarily for our auction rate securities that are backed by pools of student loans as of January 31, 2010. We also recognized a realized gain of approximately $0.4 million on the sale of long-term investments.

Investments in money market funds include investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the three months ended January 31, 2010 and recorded a realized gain of $0.1 million. We received approximately $1.9 million from the distribution of these funds during the three months ended January 31, 2010, reducing the value of our remaining holding in the Reserve International Liquidity Fund to $1.2 million as of January 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 31, 2010, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2010, our disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, Verigy’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors, “Current global economic conditions may continue to adversely affect our business,” “ We are dependent on contract manufacturers with whom we do not have long-term contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships,” “The market for semiconductor test equipment and services is highly concentrated, and we have limited opportunities to sell our test equipment and services,” “Failure to accurately estimate our customers’ demand and plan the production of our new and existing products could adversely affect our inventory levels and our income,” “Funds associated with certain of our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income,” “We sell our products and services worldwide, and our business is subject to risks inherent in conducting business activities in geographies outside of the United States,” “At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors,” have been updated from the version of these risk factors set forth in our Annual Report on Form 10-K for the year ended October 31, 2009.

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

Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending. Throughout fiscal year 2009, the semiconductor industry experienced a severe downturn that drove companies to reassess their use of cash and negatively impacted consumer confidence. Since fiscal year 2009, many of our customers have undertook restructuring activities and significant cost cuts to their capital spending budgets. At the same time, the tightening of credit markets and concerns regarding the availability of credit have made it more difficult for some of our customers to raise capital to finance their purchases of capital equipment, including the products we sell. If our customers are unable to obtain financing, our product sales and revenues may decline, harming our business and operating results.

While our revenue for the three months ended January 31, 2010 increased to $106 million, a 55.9 % increase from the $68 million recorded in the three months ended January 31, 2009, we can not be certain that market conditions will continue. If the market conditions deteriorate it may negatively affect sales of our products and services, and we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our operating results, cash flow and liquidity.

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

Our cost saving actions may harm our operations and may not be sufficient to attain or sustain profitability.

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

We completed the transition of our principal manufacturing activities to Jabil’s facility in Penang, Malaysia in the first quarter of fiscal year 2010. If Jabil is unable to meet our manufacturing requirements in a timely manner, whether as a result of transitional issues or otherwise, our ability to ship products and to realize the related revenues when anticipated could be materially impacted. In addition, we may incur additional costs as part of this transition.

The market for semiconductor test equipment and services is highly concentrated, and we have limited opportunities to sell our test equipment and services.

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services generally, including our test equipment and services. For the three months ended January 31, 2010, revenue from our top ten customers accounted for approximately 64.0% of our total net revenue, with two customers individually accounting for more than 10% of our total net revenue. Consolidation in the semiconductor industry is increasing this concentration. Accordingly, we expect that sales of our products will continue to be concentrated with a limited number of large customers for the foreseeable future. Our financial results will depend in large part on this concentrated base of customers’ sales and business results. Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

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

Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers’ orders. In order to meet anticipated demand, we must order components and build some inventory before we actually receive purchase orders, which includes inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. Our results could be harmed if we do not accurately estimate our customers’ product demands and are unable to adjust our purchases with market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products, including securing sufficient capacity from our contract manufacturers. During a market downturn, we could have excess inventory that we would not be able to sell, resulting in inventory write-downs and in potential related liabilities to our contract manufacturing partners. For the three months ended January 31, 2010, we recorded gross inventory-related provisions of $1.8 million. Having insufficient or excess inventory could have a material adverse effect on our business, financial condition and results of operations.

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

As of January 31, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of January 31, 2010 had a carrying value of $382 million, of which approximately $55 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we did not incur any other-than-temporary impairments for the three months ended January 31, 2010 related to our auction rate securities. We have recorded an unrealized gain within accumulated other comprehensive loss of approximately $0.5 million (net of tax of $0.1 million), primarily for our auction rate securities that are backed by pools of student loans as of January 31, 2010. We also recognized a realized gain of approximately $0.4 million on the sale of long-term investments.

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

Our headquarters are in Singapore, and we sell our products and services worldwide. As a result, our business is subject to risks associated with doing business internationally. Revenue from customers in Asia accounted for approximately 84.0% and 61.8% for the three months ended January 31, 2010 and 2009, respectively. The economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region.

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

We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). We were not classified as a PFIC in the first quarter of fiscal year 2010 or in any prior taxable year. Whether we will, in fact, be classified as a PFIC for any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. There can be no assurance that we will not be classified as a PFIC in the future or the IRS will not challenge our determination concerning PFIC status for any prior period.

At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors.

The trading price of our ordinary shares has at times fluctuated significantly. For example, during the three months ended January 31, 2010, the trading price of our ordinary shares ranged from a low of $8.95 to a high of $13.75. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

On March 6, 2008, the Compensation Committee approved Amended Severance Agreements between the Company and its U.S. officers. On December 16, 2008, the Compensation Committee approved a Second Amended and Restated Severance Agreement between the Company and each of its U.S. officers in order to bring the Amended Severance Agreements into compliance with Section 409A of the Internal Revenue Code. It was subsequently discovered that the Second Amended & Restated Severance Agreement between the Company and Keith Barnes contained an error, which the parties corrected by executing and delivering the Corrected Second Amended and Restated Severance Agreement on March 5, 2010 (the “Corrected Agreement”). The Corrected Agreement properly reflects the Company’s agreement with Mr. Barnes that, in the event that his employment is terminated by Verigy without cause or by him for good reason, that all of his outstanding share options and restricted share unit awards will immediately vest in full, rather than vest as to an additional 12 months.

The form of Corrected Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 10.3, and is incorporated by reference in this description.

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

4.2	Indenture, dated as of July 15, 2009, between Verigy Ltd. and U.S. Bank National Association, as trustee	8-K	000-52038	4.1	7/9/2009

4.3	Form of Note for Verigy Ltd.’s 5.25% Convertible Senior Notes due 2014	8-K	000-52038	4.1	7/9/2009

10.1*	Form of Acknowledgement & Agreement between Verigy and each of its executive officers with regard to Verigy’s Policy Regarding Recoupment of Certain Compensation	8-K	000-52038	10.1	1/21/2010

10.2*	2006 Equity Incentive Plan, as amended as of January 19, 2010.	8-K	000-52038	10.2	1/21/2010

10.3* (1)	Corrected Second Amended and Restated Severance Agreement with Keith L. Barnes, dated March 3, 2010					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Refer to Item 5 for a description of the background of the Corrected Second Amended and Restated Severance Agreement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2010	By:	/S/ ROBERT J. NIKL
ROBERT J. NIKL
Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit		Incorporated By Reference
Number	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

4.2	Indenture, dated as of July 15, 2009, between Verigy Ltd. and U.S. Bank National Association, as trustee	8-K	000-52038	4.1	7/9/2009

4.3	Form of Note for Verigy Ltd.’s 5.25% Convertible Senior Notes due 2014	8-K	000-52038	4.1	7/9/2009

10.1*	Form of Acknowledgement & Agreement between Verigy and each of its executive officers with regard to Verigy’s Policy Regarding Recoupment of Certain Compensation	8-K	000-52038	10.1	1/21/2010

10.2*	2006 Equity Incentive Plan, as amended as of January 19, 2010.	8-K	000-52038	10.2	1/21/2010

10.3*(1)	Corrected Second Amended and Restated Severance Agreement with Keith L. Barnes, dated March 3, 2010					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Refer to Item 5 for a description of the background of the Corrected Second Amended and Restated Severance Agreement.