Form 10-Q
period 2010-04-30
Verigy Ltd.
filed 2010-06-04
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

As of June 2, 2010, there were 59,478,213 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions, except share amounts)
Net revenue:
Products	$88	$42	$164	$75
Services	32	29	62	64

Total net revenue	120	71	226	139
Costs of sales:
Cost of products	42	30	82	66
Cost of services	21	19	40	42

Total costs of sales	63	49	122	108
Operating expenses:
Research and development	23	20	45	45
Selling, general and administrative	32	28	61	59
Restructuring charges	1	2	2	6

Total operating expenses	56	50	108	110
Income (loss) from operations	1	(28)	(4)	(79)
Other (expense) income, net	(1)	1	(2)	3
Impairment of investments	(1)	—	(1)	(14)

Loss before income taxes	(1)	(27)	(7)	(90)
Provision for income taxes	—	3	—	4

Net loss	$(1)	$(30)	$(7)	$(94)

Net loss per share – basic:	$(0.02)	$(0.52)	$(0.12)	$(1.62)
Net loss per share – diluted:	$(0.02)	$(0.52)	$(0.12)	$(1.62)
Weighted average shares (in thousands) used in computing net loss per share:
Basic:	59,353	58,186	59,249	58,167
Diluted:	59,353	58,186	59,249	58,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2010	October 31, 2009
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$200	$197
Short-term marketable securities	168	167
Trade accounts receivable, net	81	54
Inventory	68	55
Other current assets	41	42

Total current assets	558	515
Property, plant and equipment, net	40	41
Long-term marketable securities	58	75
Goodwill and other intangibles, net	19	20
Other long-term assets	62	62

Total assets	$737	$713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60	$40
Employee compensation and benefits	21	32
Deferred revenue, current	35	26
Other current liabilities	21	27

Total current liabilities	137	125
Long-term liabilities:
Convertible senior notes	138	138
Income taxes payable	16	15
Other long-term liabilities	41	33

Total liabilities	332	311

Commitments and contingencies (Note 22)
Shareholders’ equity
Ordinary shares, no par value; 59,368,712 and 58,841,248 issued and outstanding at April 30, 2010 and October 31, 2009, respectively
Additional paid in capital	440	429
Accumulated deficit	(30)	(23)
Accumulated other comprehensive loss	(5)	(4)

Total shareholders’ equity	405	402

Total liabilities and shareholders’ equity	$737	$713

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net loss	$(7)	$(94)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	8
Gross excess and obsolete inventory-related provisions	3	18
Share-based compensation	10	9
Impairment of investments	1	14
Changes in assets and liabilities:
Trade accounts receivable, net	(26)	23
Inventory	(17)	1
Accounts payable	20	(31)
Employee compensation and benefits	—	(12)
Deferred revenue, current	8	(18)
Income taxes and other taxes payable	(4)	1
Other current assets and accrued liabilities	(5)	(6)
Other long-term assets and long-term liabilities	—	3

Net cash used in operating activities	(7)	(84)
Cash flows from investing activities:
Investments in property, plant and equipment	(7)	(3)
Proceeds from disposition of assets	1	2
Purchases of available for sale marketable securities	(139)	(26)
Proceeds from sales of available for sale marketable securities	120	10
Proceeds from maturities of available for sale marketable securities	34	129

Net cash provided by investing activities	9	112
Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	1	3
Repurchase and retirement of ordinary shares	—	(2)

Net cash provided by financing activities	1	1
Effect of exchange rate movements on cash and cash equivalents	—	(1)

Net increase in cash and cash equivalents	3	28
Cash and cash equivalents at beginning of period	197	144

Cash and cash equivalents at end of period	$200	$172

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2	$3
Cash paid for interest expense	$4	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	OVERVIEW

Overview

Verigy Ltd. (“we,” “us,” “Verigy” or the “Company”) designs, develops, manufactures and sells advanced test systems and solutions for the semiconductor industry.

We offer a single platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, introduced in the third quarter of fiscal year 2009, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”). Also during the third quarter of fiscal year 2009, we acquired the assets and business of Touchdown Technologies (“Touchdown”), a manufacturer of advanced memory probe cards.

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

On June 15, 2009, we acquired Touchdown, a privately held company. Touchdown provides advanced MEMS probe cards which are designed to improve wafer throughput and yields for memory manufacturers. From the acquisition date, the results of operations of Touchdown’s business are included in our consolidated statements of operations. Also see Note 11, “Acquisition of Touchdown Technologies.”

Reclassifications. Certain amounts disclosed in the notes to the condensed consolidated financial statements for the three and six months ended April 30, 2009, were reclassified to conform to the presentation used for the three and six months ended April 30, 2010.

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

In December 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance for employers’ disclosures about postretirement benefit plan assets. The new guidance provides revised guidance on the disclosure requirement of employers’ disclosures about pensions and other postretirement benefits. It requires companies to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the level in which each assets is classified within the fair value hierarchy and a reconciliation for the period of plan assets that are measured using significant unobservable inputs. It is effective for fiscal years ending after December 15, 2009. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in our fourth quarter of fiscal year 2010.

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

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective for us in the second quarter of fiscal year 2010, except for the new disclosures related to Level 3 activities, which will be effective for us in the first quarter of fiscal year 2012. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in the second quarter of fiscal year 2010 and in the first quarter of fiscal year 2012, respectively.

4.	FAIR VALUE MEASUREMENTS

In fiscal year 2009, we adopted accounting guidance for fair value measurements, which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Concurrently with the adoption of the guidance for fair value measurements, we adopted accounting guidance for the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of April 30, 2010, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value.

The accounting guidance for fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:

Valuations based on quoted prices in active markets for identical assets or liabilities as of the reporting date. Our Level 1 assets consist of various money market fund deposits, certificate of deposits, U.S. government agency securities, corporate debt securities and auction rate securities, all of which are traded in an active market with sufficient volume and frequency of transactions.

Level 2:

Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities consist of derivative assets and liabilities, U.S. government agency securities and corporate debt securities which are priced using inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Our derivative assets were immaterial as of April 30, 2010.

Level 3:

Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Our Level 3 assets consist of auction rate securities and money market investments in the Reserve International Liquidity Fund.

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2010:

	Fair Value Measurement as of April 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Money market funds	$134	$—	$1	$135
U.S. government agency securities	—	74	—	74
Certificate of deposits	13	—	—	13
Corporate debt securities	7	86	—	93
Auction rate securities	6	—	46	52

Total assets measured at fair value	$160	$160	$47	$367

Liabilities
Derivative liabilities	$—	$3	$—	$3

Total liabilities measured at fair value	$—	$3	$—	$3

The amounts in the table above are reported in the condensed consolidated balance sheet as of April 30, 2010 as follows:

	Fair Value Measurement as of April 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Cash equivalents	$141	$—	$—	$141
Short-term marketable securities	7	160	1	168
Long-term marketable securities	12	—	46	58

Total assets measured at fair value	$160	$160	$47	$367

Liabilities
Other current liabilities	$—	$3	$—	$3

Total liabilities measured at fair value	$—	$3	$—	$3

The following table provides a summary of changes in fair value of our Level 3 financial assets as of April 30, 2010:

	Auction Rate Securities	Money Market Funds
	(in millions)
Balance as of October 31, 2009	$56	$3
Money market redemptions	—	(2)
Unrealized gain included in other comprehensive loss	1	—
Sale of investment	(4)	—
Other-than-temporary impairment	(1)	—
Transfer out of Level 3 to Level 1 (1)	(6)	—

Balance as of April 30, 2010	$46	$1

(1)	In the second quarter of fiscal year 2010, we received a firm offer from a third party to purchase one of our auction rate securities. As such we reclassified $6 million from long-term marketable securities to short-term marketable securities.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	As of April 30, 2010
	Carrying Value	Fair Value
	(in millions)
Convertible senior notes due July 15, 2014	$138	$158

Total convertible notes	$138	$158

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

Cash Flow Hedges

We use forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen, Chinese yuan, Singapore dollar and the euro. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of hedges, if any, are recognized in the consolidated statement of operations. The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive loss as of April 30, 2010 will generally be reclassified into earnings within twelve months. Changes in the fair value of foreign currency forward exchange due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in other (expense) income, net in the statement of operations. We did not have any ineffective hedges during the periods presented. As of April 30, 2010, the total notional amount of outstanding forward contracts in place that hedged future purchases was approximately $55.1 million, based upon the exchange rate as of April 30, 2010. The forward contracts cover future purchases that are expected to occur over the next twelve months.

Balance Sheet Hedges

Other derivatives not designated as hedging instruments consists primarily of forward contracts to minimize the risk associated with the foreign exchange effects of remeasuring monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market as of April 30, 2010, with realized and unrealized gains and losses included in other (expense) income, net. As of April 30, 2010, we had foreign currency forward contracts in place to hedge exposures in euro, Israeli shekel, Japanese yen, Singapore dollar, Malaysian ringgit, Canadian dollar, Korean won, Chinese yuan and the Taiwanese dollar. As of April 30, 2010, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $19.5 million and the total outstanding forward contracts in place for foreign currency sales was $6.9 million, based upon the exchange rates as of April 30, 2010.

For the three months ended April 30, 2010, non-designated foreign currency forward contracts resulted in a gain of $0.5 million. For the three months ended April 30, 2010, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $0.5 million. For the six months ended April 30, 2010, non-designated foreign currency forward contracts resulted in a gain of $0.8 million. For the six months ended April 30, 2010, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $0.9 million. All of the above noted gains and losses are included in other (expense) income, net in our condensed consolidated statements of operations.

The amounts in the tables below include fair value adjustments related to our own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	April 30, 2010	October 31, 2009	April 30, 2010	October 31, 2009
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$—	$1.5	$2.5	$—
Foreign exchange contracts not designated as cash flow hedges	0.2	0.4	0.1	0.1

Total derivatives costs	$0.2	$1.9	$2.6	$0.1

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Loss

The following table represents only the amounts recognized in other comprehensive loss for designated derivative contracts and the associated impact that was reclassified to the statement of operations as an (increase) decrease in cost of sales:

	Change Recognized in OCI (Effective Portion)		Location of Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Three Months Ended April 30, 2010	Six Months Ended April 30, 2010		Three Months Ended April 30, 2010	Six Months Ended April 30, 2010
	(in millions)			(in millions)
Foreign exchange contracts	$(1.9)	$(3.7)	Cost of Sales	$(0.7)	$0.3

Foreign exchange contracts designated as cash flow hedges relate to employee payroll and benefits as well as other costs primarily related to manufacturing. The associated gains and losses are expected to be recorded in cost of sales when reclassified from accumulated other comprehensive loss.

We expect to realize the accumulated other comprehensive loss balance related to foreign exchange contracts within the next twelve months.

Effect of Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of designated derivative contracts on results of operations recognized as an (increase) decrease in cost of sales was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$(0.7)	$(3.1)	$0.3	$(6.8)

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other (expense) income, net was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Gain (loss) on foreign exchange contracts	$0.5	$1.9	$0.8	$(0.6)

6.	NET LOSS PER SHARE

The following is a reconciliation of the basic and diluted net loss per share computations for the periods presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Basic Net Loss Per Share:
Net loss (in millions)	$(1)	$(30)	$(7)	$(94)
Weighted average number of ordinary shares (1)	59,353	58,186	59,249	58,167
Basic net loss per share	$(0.02)	$(0.52)	$(0.12)	$(1.62)
Diluted Net Loss Per Share:
Net loss (in millions)	$(1)	$(30)	$(7)	$(94)
Weighted average number of ordinary shares (1)	59,353	58,186	59,249	58,167
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1) (2)	—	—	—	—

Total shares for purpose of calculating diluted net loss per share (1)	59,353	58,186	59,249	58,167

Diluted net loss per share	$(0.02)	$(0.52)	$(0.12)	$(1.62)

(1)	Weighted average shares are presented in thousands.

(2)	The dilutive effect of our convertible senior notes will be reflected in diluted net income per share by application of the if-converted method. The conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. Also see Note 12, “Convertible Senior Notes.”

The dilutive effect of outstanding options and restricted share units is reflected in diluted net income per share, but not loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by accounting principles generally accepted in the U.S.

The following table presents those outstanding options to purchase ordinary shares, restricted share units and convertible senior notes which were not included in the computation of diluted net loss per share because the effect of their inclusion was anti-dilutive:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Non-qualified Share Options:
Number of options to purchase ordinary shares	4,612	3,835	4,612	3,835
Restricted Share Units:
Number of restricted share units	1,674	1,428	1,674	1,428
Convertible Senior Notes:
Number of potential ordinary shares to be converted	10,526	—	10,526	—

7.	PROVISION FOR INCOME TAXES

For the three months ended April 30, 2010 and 2009, we recorded an income tax provision of approximately $0.1 million and $2.8 million, or effective tax rates of (14.0)% and (10.1)%, respectively. In addition, during the six months ended April 30, 2010 and 2009, we recorded an income tax provision of approximately $0.3 million and $3.8 million, or effective tax rates of (4.9)% and (4.2)%, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as tax settlements.

At April 30, 2010, the total unrecognized tax benefits of $16.6 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $16.2 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $16.6 million would reduce our income tax provision if recognized.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We have approximately $2.1 million of accrued interest and penalties as of April 30, 2010 and approximately $1.5 million of accrued interest and penalties as of April 30, 2009.

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

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). A total of 10,300,000 ordinary shares were authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted share units. On April 6, 2010, our shareholders approved an additional 3,000,000 ordinary shares to increase the maximum number of ordinary shares authorized for issuance under the 2006 EIP to 13,300,000 ordinary shares. As of April 30, 2010, there were approximately 4,700,000 ordinary shares available for new awards under the 2006 EIP and approximately 6,800,000 ordinary shares reserved for issuance for outstanding stock option and restricted share unit awards.

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

2006 Employee Shares Purchase Plan

On June 7, 2006, our board of directors adopted the 2006 Employee Shares Purchase Plan (the “Purchase Plan”). The Purchase Plan is intended to qualify for favorable tax treatment under section 423 of the U.S. Internal Revenue Code. The total number of shares that were authorized for purchase under the plan is 1,700,000. On April 6, 2010, our shareholders approved an additional 1,500,000 ordinary shares to increase the maximum number of ordinary shares authorized for issuance under the Purchase Plan to 3,200,000 ordinary shares.

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

As of April 30, 2010, a cumulative plan total of 1,699,576 ordinary shares had been issued since inception as a result of purchases made by participants in our Purchase Plan, including 285,899 shares issued in the first quarter of fiscal year 2010.

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

Share-Based Award Activity

The following table summarizes stock option activity during the six months ended April 30, 2010:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2009	4,331	$14.90
Granted	397	$10.75
Exercised (1)	(26)	$9.22
Cancelled / Expired	(90)	$15.12

Outstanding as of April 30, 2010	4,612	$14.56

(1)	The total pretax intrinsic value of stock options exercised during the six months ended April 30, 2010 was immaterial.

The following table summarizes restricted share unit activity during the six months ended April 30, 2010:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2009	1,777	$13.85
Granted	760	$11.95
Vested and paid out	(338)	$15.81
Forfeited	(32)	$13.43

Outstanding as of April 30, 2010 (2) (3) (4)	2,167	$12.89

For the majority of restricted share units granted, the number of shares issued on the date the restricted share units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During the six months ended April 30, 2010, we withheld approximately 109,300 ordinary shares to satisfy $1.1 million of employees’ tax obligations.

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy at April 30, 2010:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$6.49 — 15.00	2,816	4.53 years	$11.59	$3,759
$15.01 — 20.00	1,302	4.65 years	$16.70	—
$20.01 — 25.00	111	3.72 years	$23.89	—
$25.01 — 30.00	383	3.52 years	$26.45	—

	4,612	4.46 years	$14.56	$3,759

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $11.92 on April 30, 2010, which would have been received by award holders had all award holders exercised their awards (both vested and unvested) that were in-the-money as of that date. As of April 30, 2010, approximately 2,883,000 outstanding options were vested and exercisable and the weighted average exercise price was $15.28. The total number of exercisable stock options that were in-the-money was approximately 765,000 and the weighted average exercise price per share of the in-the-money options was $9.62.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at April 30, 2010:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$6.46 — 15.00 (2)	1,674	$10.49
$15.01 — 20.00 (3)	176	$18.59
$20.01 — 25.00	233	$20.88
$25.01 — 30.00 (4)	84	$26.50

	2,167	$12.89

(2)	The outstanding restricted share units as of April 30, 2010 include approximately 49,000 fully vested units held by outside directors.

(3)	The outstanding restricted share units as of April 30, 2010 include approximately 23,000 fully vested units held by outside directors.

(4)	The outstanding restricted share units as of April 30, 2010 include approximately 8,000 fully vested units held by outside directors.

As of April 30, 2010, the total grant date fair value of our outstanding restricted share units was approximately $27.9 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $25.8 million.

Share-Based Compensation

The impact on our results for share-based compensation for Verigy options, restricted share units and employee share purchases made under the Purchase Plan for the three and six months ended April 30, 2010 and 2009, respectively, was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Cost of products and services	$0.8	$0.8	$1.6	$1.6
Research and development	0.6	0.5	1.0	1.0
Selling, general and administrative	3.6	3.1	7.0	6.6

Total share-based compensation expense	$5.0	$4.4	$9.6	$9.2

For the three and six months ended April 30, 2010 and 2009, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of Verigy options granted during the three and six months ended April 30, 2010, was $4.39 and $4.45 per share, respectively, and was determined using the Black-Scholes option pricing model. The tax benefit realized from equity compensation for the three and six months ended April 30, 2010 and 2009 was insignificant.

As of April 30, 2010 and 2009, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $29.9 million and $32.3 million, respectively. We expect to recognize the compensation cost related to these share-based awards over a weighted average of 2.51 years.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three and six months ended April 30, 2010 and 2009 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Risk-free interest rate for options	2.23%	1.66%	2.08%	1.55%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for options	48.1%	57.5%	48.2%	57.3%
Expected option life	4.31 years	4.50 years	4.39 years	4.50 years

Valuation Assumptions for the Purchase Plan

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Risk-free interest rate for ESPP	0.25%	0.35%	0.25%	0.35%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for ESPP	49.2%	59.5%	49.2%	59.5%
Expected ESPP life	6 months	6 months	6 months	6 months

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

2008 Repurchase Plan

On April 15, 2008, at our 2008 annual general meeting of shareholders, our shareholders approved our repurchase of up to 10 percent of Verigy’s outstanding ordinary shares, or approximately 6 million ordinary shares (the “2008 Repurchase Plan”). The 2008 Repurchase Plan was effective through the 2009 annual general meeting of shareholders.

2009 Repurchase Plan

On April 14, 2009, at our 2009 annual general meeting of shareholders, our shareholders approved a resolution to renew the share repurchase program to extend through the 2010 annual general meeting of shareholders (the “2009 Repurchase Plan”). This approval allowed the repurchase of up to 10 percent of Verigy’s outstanding ordinary shares, or approximately 6 million ordinary shares, incremental to the ordinary shares repurchased through the 2008 Repurchase Plan. The 2009 Repurchase Plan was effective through our 2010 annual general meeting of shareholders.

2010 Repurchase Plan

On April 6, 2010, at our 2010 annual general meeting of shareholders, our shareholders approved a resolution to renew the share repurchase program to extend through the 2011 annual general meeting of shareholders (the “2010 Repurchase Plan”). This approval allows the repurchase of up to 10 percent of Verigy’s outstanding ordinary shares, or approximately 6 million ordinary shares, incremental to the ordinary shares repurchased through the 2009 Repurchase Plan. The 2010 Repurchase Plan will expire at our 2011 annual general meeting of shareholders.

The following repurchases under the 2008, 2009, and 2010 Repurchase Programs were completed in the periods presented below:

	Number of Ordinary Shares Repurchased	Weighted Average Price Per Share	Amount of Ordinary Shares Repurchased
	(in thousands)		(in thousands)
2008 and 2009 Repurchase Programs to date as of October 31, 2009	2,834	$19.25	$54,570
Three months ended January 31, 2010	—	$—	$—
Three months ended April 30, 2010	—	$—	$—

2008, 2009, and 2010 Repurchase Programs to date as of April 30, 2010	2,834	$19.25	$54,570

All repurchased shares are immediately retired and will not be available for future resale.

10.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Net loss	$(1)	$(30)	$(7)	$(94)
Other comprehensive loss:
Foreign currency translation adjustments	1	2	1	—
Change in unrealized losses on marketable securities and investments in other long-term assets, net of tax	—	—	—	(1)
Change in minimum pension liability, net of tax	—	—	1	—
Change in unrealized (losses) gains on derivative instruments qualifying as cash flow hedges, net of tax	(1)	3	(3)	6

Total comprehensive loss	$(1)	$(25)	$(8)	$(89)

11.	ACQUISITION OF TOUCHDOWN TECHNOLOGIES

On June 15, 2009, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Touchdown. The consideration payable in the acquisition consists of contingent consideration payable based on revenue from probe card sales during a five year period beginning November 1, 2009. There is no minimum or maximum amount of contingent consideration payable pursuant to the acquisition agreement and we have not made any payments as of April 30, 2010.

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

Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of April 30, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of April 30, 2010 had a carrying value of $367 million, of which approximately $46 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $1.0 million for the three months ended April 30, 2010 related to our auction rate securities. We have recorded an unrealized loss within accumulated other comprehensive loss of approximately $0.4 million, primarily for our auction rate securities that are backed by pools of student loans as of April 30, 2010. The realized gain recognized on the sale of long-term investments for the three months ended April 30, 2010 was immaterial and was $0.4 million for the six months ended April 30, 2010.

Investments in money market funds include investments in the Reserve Funds. The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the six months ended April 30, 2010 and recorded a realized gain of $0.1 million.

The following table summarizes our marketable security investments as of April 30, 2010:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$135	$—	$135
U.S. government agency securities and certificate of deposits	75	—	75
Corporate debt securities	93	—	93
Auction rate securities	6		6

Total cash equivalents and short-term marketable securities	$309	$—	$309

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Long-term marketable securities:
Certificate of deposits	$12	$—	$12
Auction rate securities	46	—	46

Total long-term available for sale investments	$58	$—	$58

As Reported:
Cash equivalents			$141
Short-term marketable securities			168
Long-term marketable securities			58

Total at April 30, 2010			$367

The amortized cost, which is net of other-than-temporary impairment losses, and estimated fair value of cash equivalents and marketable securities classified as available for sale as of April 30, 2010 are shown in the table below by their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Less than 1 year	$229	$—	$229
Due in 1 to 2 years	92	—	92
Due after 2 years	46	—	46

Total at April 30, 2010	$367	$—	$367

14.	INVENTORY

Inventory, net of related reserves, consists of the following:

	April 30, 2010	October 31, 2009
	(in millions)
Raw materials	$33	$26
Finished goods	35	29

Total inventory	$68	$55

There were approximately $21 million of demonstration products included in finished goods inventory as of April 30, 2010, and $15 million as of October 31, 2009.

The total cost of products in the condensed consolidated statements of operations for the three months ended April 30, 2010 and 2009 included gross inventory-related provisions of $1.3 million and $4.5 million, respectively, for excess and obsolete inventory at our sites, as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, our gross margins were favorably impacted by the sale of previously written-down inventory of $1.5 million and $4.1 million, respectively, for the same periods.

For the six months ended April 30, 2010 and 2009 total cost of products included gross inventory-related provisions of $3.1 million and $17.9 million, respectively, for excess and obsolete inventory. In addition, our gross margins were favorably impacted by the sale of previously written-down inventory of $5.6 million and $11.2 million, respectively, for the same periods.

15.	PROPERTY, PLANT AND EQUIPMENT, NET

	April 30, 2010	October 31, 2009
	(in millions)
Leasehold improvements	$13	$13
Software	21	21
Machinery and equipment	66	60

Total property, plant and equipment	100	94
Accumulated depreciation and amortization	(60)	(53)

Total property, plant and equipment, net	$40	$41

We recorded approximately $5 million and $4 million of depreciation and amortization expense for the three months ended April 30, 2010 and 2009, respectively. We recorded approximately $10 million and $8 million of depreciation and amortization expense for the six months ended April 30, 2010 and 2009, respectively.

16.	OTHER (EXPENSE) INCOME, NET

The following table presents the components of other (expense) income, net for the three and six months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Interest and other income	$1	$2	$2	$4
Net foreign currency loss	—	(1)	—	(1)
Interest expense	(2)	—	(4)	—

Other (expense) income, net	$(1)	$1	$(2)	$3

Other (expense) income, net consists primarily of interest on cash, cash equivalents and investments, gain on sale of investments and money market fund redemptions, and interest expense primarily related to our convertible senior notes. Other (expense) income, net also includes gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency, as well as gains and losses on foreign exchange balance sheet hedge transactions. These transactions are intended to offset foreign exchange gains and losses from remeasurement, which are generally for a period of 30 days or less and settled by the end of the month.

The following table presents the components of impairment of investments for the three and six months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Impairment of cost-based investments	$—	$—	$—	$(6)
Impairment of auction rate securities	(1)	—	(1)	(8)

Impairment of investments	$(1)	$—	$(1)	$(14)

During the six months ended April 30, 2009, we incurred a $6.2 million charge related to the write-off of a cost method investment that was determined to be impaired on an other-than-temporary basis. We also recorded a $7.7 million other-than-temporary impairment charge during the same period for our auction rate securities. During the three and six months ended April 30, 2010, we recorded a $1.0 million other-than-temporary impairment charge for our auction rate securities.

17.	GOODWILL AND OTHER LONG-LIVED ASSETS

Our goodwill balance as of both April 30, 2010 and October 31, 2009 was $18 million and represents an allocation of goodwill recorded during our separation from Agilent in 2006. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

During fiscal year 2009, we recorded $2 million of intangible assets related to our acquisition of Touchdown with a weighted-average amortization period of 4 years. These assets will be amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of April 30, 2010 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

18.	GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity for the six months ended April 30, 2010 and 2009 is shown in the table below:

	Six Months Ended April 30,
	2010	2009
	(in millions)
Beginning balance at November 1,	$3	$5
Accruals for warranties issued during the period	2	2
Accruals related to pre-existing warranties (including changes in estimates)	(2)	(1)
Settlements made during the period	(1)	(3)

Ending balance at April 30,	$2	$3

In our condensed consolidated balance sheets, standard warranty accrual is presented within other current liabilities.

Also see Note 21, “Other Current Liabilities and Other Long-Term Liabilities.”

Extended Warranty

A summary of our extended warranty deferred revenue activity for the six months ended April 30, 2010 and 2009 is shown in the table below:

	Six Months Ended April 30,
	2010	2009
	(in millions)
Beginning balance at November 1,	$8	$16
Revenue recognized during the period	(4)	(6)
Deferral of revenue for new contracts	2	2

Ending balance at April 30,	$6	$12

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

The total charge for the three and six months ended April 30, 2010 for these restructuring actions was approximately $1.1 million and $2.4 million, respectively, $0.5 million and $0.8 million were recorded within cost of sales in the respective periods and the remainder of which was recorded within operating expenses.

As of April 30, 2010, we had approximately $2.7 million of accrued restructuring liability included within other current liabilities on the condensed consolidated balance sheet. The accrued amount relates to severance and benefit payments and is expected to be primarily paid out by the end of fiscal year 2010.

The table below summarizes the impact to the statement of operations resulting from all restructuring actions for the three and six months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Restructuring charges (included in cost of sales)	$0.5	$2.1	$0.8	$3.6
Restructuring charges (included in operating expenses)	0.6	2.1	1.6	6.3

Total restructuring charges	$1.1	$4.2	$2.4	$9.9

A summary of restructuring activity for all restructuring actions through April 30, 2010 is shown in the table below:

Workforce Reduction
(in millions)
Beginning balance at October 31, 2009	$4.9
Total charges	2.4
Cash payments	(3.5)
Other	(1.1)

Ending balance at April 30, 2010	$2.7

20.	RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

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

For the three and six months ended April 30, 2010, our matching expenses for our U.S. employees under the Verigy 401(k) plan were $0.5 million and $0.9 million, respectively, compared to $0.5 million and $1.1 million in the comparable periods in fiscal year 2009. We did not incur any expense for the Verigy profit sharing plans for both periods presented.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan. At June 1, 2006, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. For the three and six months ended April 30, 2010 and 2009, the amount of expenses recognized under the RMA plan for both periods presented was approximately $0.1 million and $0.3 million, respectively. There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans. Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Costs for All U.S. and Non-U.S. Plans. The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for the three and six months ended April 30, 2010 and 2009:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended April 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
Defined benefit pension plan costs	$—	$—	$0.9	$1.2	$0.9	$1.2
Defined contribution pension plan costs	0.5	0.5	0.2	0.2	0.7	0.7
Non-pension post-retirement benefit costs	0.1	0.2	—	—	0.1	0.2

Total retirement-related plans costs	$0.6	$0.7	$1.1	$1.4	$1.7	$2.1

	U.S. Plans		Non-U.S. Plans		Total
	Six Months Ended April 30,
	2010	2009	2010	2009	2010	2009
	(in millions)
Defined benefit pension plan costs	$—	$—	$1.8	$2.5	$1.8	$2.5
Defined contribution pension plan costs	0.9	1.1	0.4	0.5	1.3	1.6
Non-pension post-retirement benefit costs	0.3	0.4	—	—	0.3	0.4

Total retirement-related plans costs	$1.2	$1.5	$2.2	$3.0	$3.4	$4.5

Non-U.S. Defined Benefit. For the three and six months ended April 30, 2010 and 2009, the net pension costs related to participation in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Service cost — benefits earned during the year	$0.8	$0.7	$1.4	$1.5
Interest cost on benefit obligation	0.8	0.9	1.7	1.8
Expected return on plan assets	(0.7)	(0.6)	(1.4)	(1.2)
Amortization and deferrals:
Actuarial loss	—	0.2	0.1	0.4

Total net plan costs	$0.9	$1.2	$1.8	$2.5

Measurement date. We use October 31 as the measurement date to measure our plan assets and benefit obligations for all of our non-U.S. plans and U.S. retiree medical account.

21.	OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current accrued liabilities as of April 30, 2010 and October 31, 2009, were as follows:

	April 30, 2010	October 31, 2009
	(in millions)
Supplier liabilities	$6	$8
Derivatives	3	—
Restructuring accrual	3	5
Accrued warranty costs	2	3
Leases payable	1	2
Interest payable	2	2
Other taxes payable	2	5
Other	2	2

Total other current liabilities	$21	$27

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our current forecasted production and service and support needs. Also see Note 18, “Guarantees” for additional information regarding warranty accruals and Note 19, “Restructuring” for additional information regarding our restructuring accrual.

Other long-term liabilities as of April 30, 2010 and October 31, 2009, were as follows:

	April 30, 2010	October 31, 2009
	(in millions)
Long-term extended warranty and deferred revenue	$3	$3
Retirement plan accruals	22	24
Deferred acquisition credit (see note 11)	6	6
Long-term deferred compensation accrual	10	—

Total other long-term liabilities	$41	$33

The long-term deferred compensation accrual represents salaries and wages that have been deferred which can be used for early retirement for certain employees once local legal requirements are met. These amounts were previously reported as a current liability as part of employee compensation and benefits, however, during the quarter ended April 30, 2010, employees elected the portion to be used for long-term purposes.

Also see Note 20, “Retirement Plans and Post-Retirement Benefits” for additional information regarding retirement plan accruals and Note 11, “Acquisition of Touchdown Technologies” for additional information regarding the deferred acquisition credit.

22.	COMMITMENTS AND CONTINGENCIES

As of April 30, 2010, there was no material change in our capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2009.

At April 30, 2010, the total unrecognized tax benefits of $16.6 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $16.2 million of unrecognized tax benefits which are reflected in other long term liabilities. Unrecognized tax benefits of $16.6 million would reduce our income tax provision if recognized.

Rent expense was $1.7 million and $1.6 million for the three months ended April 30, 2010 and 2009, respectively. Rent was $3.4 million and $3.2 million for the six months ended April 30, 2010 and 2009 respectively.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. As of April 30, 2010, there were no matters that impacted our condensed consolidated financial statements.

23.	SEGMENT & GEOGRAPHIC INFORMATION

The accounting principles generally accepted in the U.S. requires us to identify the segment or segments in which we operate. We have two operating segments but aggregate the information into one reportable segment: we provide test system solutions that are used in the manufacture of semiconductor devices. Below is the revenue detail for the two product platforms and related services within this segment:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Net revenue from products:
SOC / SIP / High-Speed Memory	$83	$38	$152	$62
Memory	5	4	12	13

Net revenue from products	88	42	164	75
Net revenue from services	32	29	62	64

Total net revenue	$120	$71	$226	$139

Major customers

For the three months ended April 30, 2010, two of our customers accounted for 22.5% of our total net revenue, with one customer accounting for 12.0% and the other customer accounting for 10.5% of our total net revenue. For the three months ended April 30, 2009, two of our customers accounted for 30.9% of our total net revenue, with one customer accounting for 18.4% and the other customer accounting for 12.5% of our total net revenue.

For the six months ended April 30, 2010, two of our customers accounted for 28.1% of our total net revenue, with one customer accounting for 16.0% and the other customer accounting for 12.1% of our total net revenue. For the six months ended April 30, 2009, two of our customers accounted for 25.3% of our total net revenue, with one customer accounting for 14.0% and the other customer accounting for 11.3% of our total net revenue.

Geographic Net Revenue Information:

Historically, we have provided revenue by geography based on where the revenue is billed versus where the products are shipped. Since our fourth quarter of fiscal year 2009, we have reported revenue by geography based on where the products are shipped. The amounts for the three and six months ended April 30, 2009 were reclassified to conform to the presentation used for the three and six months ended April 30, 2010.

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
United States	$16	$11	$27	$26
Singapore	18	10	43	14
Taiwan	49	11	97	33
Japan	12	8	17	17
Korea	10	16	17	19
Rest of the World	15	15	25	30

Total net revenue	$120	$71	$226	$139

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Location of Property, Plant and Equipment Information:

	April 30, 2010	October 31, 2009
	(in millions)
United States	$16	$17
Singapore	10	11
Germany	5	4
Taiwan	5	5
Rest of the World	4	4

Total geographic location of property, plant and equipment	$40	$41

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements including, without limitation, statements regarding changes in the global economy and improvement in our market and the anticipated effect on our business, an increase in revenue in our 3rd fiscal quarter, manufacturing operations, research and development activities and expenses, variations in quarterly revenues and operating results, sales of new memory testers, our liquidity position, our foreign currency risk, our accumulated other comprehensive loss balance related to foreign exchange contracts, share-based compensation costs, sufficiency of our capital resources, the effect of foreign government regulations on our ability to conduct our operations, the potential impact of adopting new accounting pronouncements, expected revenue and operating results for future periods, where our sales are generated geographically, the quality of our marketable securities, the redeemability of our investments, our ability to meet our purchase commitments, liabilities related to restructuring actions, our obligation and assumptions about our retirement and post-retirement benefit plans, the effect of litigation on our financial position, and our lease payment obligations that involve risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” “estimate,” and similar terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

Overview

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. We offer a single platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, introduced in the third quarter of fiscal year 2009, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”). Also during the third quarter of fiscal year 2009, we acquired the assets and business of Touchdown Technologies (“Touchdown”), a manufacturer of advanced memory probe cards.

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

As of April 30, 2010, we have installed more than 2,200 V93000 Series systems and nearly 2,600 V5000 Series systems worldwide. The V6000 Series systems and V101 began shipping in fiscal year 2009 and have not yet shipped in material quantities. We have a broad customer base which includes integrated device manufacturers (“IDMs”), fabless companies, and test subcontractors, also referred to as subcontractors or “OSAT” (outsourced sub-assembly and test) providers. OSATs include specialty assembly, package and test companies as well as wafer foundries, and companies that design, but contract with others for the manufacture of, integrated circuits (known as fabless design companies).

Basis of Presentation

The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). For a full understanding of our financial position and results of operations, this discussion should be read in conjunction with the condensed consolidated financial statements and related notes presented in this report on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been omitted pursuant to such rules and regulations.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30, July 31 and October 31. Unless otherwise stated, all dates refer to our fiscal years and fiscal periods.

Amounts included in the accompanying condensed consolidated financial statements are expressed in U.S. dollars. Certain amounts in the condensed consolidated financial statements for the three and six months ended April 30, 2009 were reclassified to conform to the presentation used for the three and six months ended April 30, 2010.

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

Overview of Results

Our total net revenue for the three months ended April 30, 2010 was $120 million, up $49 million, or 69.0%, from the comparable period in fiscal year 2009, and up $14 million or 13.2% sequentially. This marks the fifth consecutive quarter of increasing revenue. The increase was primarily due to higher revenue from sales of our SOC platforms, representing growth of more than 100% from the same time last year reflecting a broad-based recovery. This reflects the sustained demand in the RF product segment particularly for smart phones, computers, digital TVs, internet infrastructure and wireless LAN applications. Our V101 and V50 products, which are designed to test highly cost sensitive devices, also showed increased demand. We experienced continued weakness in our memory business, which reflected only a slight increase in revenue. There is inventory of many used memory systems in the market today. We believe that once the supply is absorbed, there will be increased sales of new memory testers. Much of the revenue generated during the second quarter of fiscal year 2010 was driven by our IDM customers. As these customers increase their manufacturing requirements, we believe that we will see more capacity driven purchases from their subcontractor test partners to which we also sell our products. We are encouraged by the increased market activity that we saw in the first half of fiscal year 2010. Our customer sentiment is more positive which we believe will lead to higher capital spending levels in the second half of the year. We expect an improvement in revenue for the third quarter of fiscal year 2010.

As part of our restructuring actions that were implemented in fiscal year 2009, we instituted a number of temporary costs savings measures, including employee salary reductions and furloughs. Effective February 1, 2010, we restored full pay to our employees and eliminated furloughs. Although this has increased our overall expenses, we have continued to maintain tight financial management.

Our gross margin for the three months ended April 30, 2010 was 47.5%, an increase of 16.6 percentage points from the comparable period in fiscal year 2009. Gross margin improvement was primarily driven by lower excess and obsolete inventory charges, savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 as well as significantly higher gross margin generated by our SOC business due to the higher volume of revenue. This was partially offset by incremental costs incurred for our manufacturing transition as well as the restoration of full pay and the elimination of furloughs mentioned above. We also incurred restructuring charges of approximately $1.1 million during the three months ended April 30, 2010, compared to $4.2 million for the three months ended April 30, 2009. Our gross margin for the three months ended April 30, 2010 improved by 3.2 percentage points from 44.3% in the first quarter of fiscal year 2010. This sequential improvement was driven primarily from lower manufacturing transition costs as we have substantially completed our transition as of the end of our first quarter of fiscal year 2009.

Our research and development and selling, general and administrative expenses totaled $55 million in the second quarter of fiscal year 2010, up $7 million, or 14.6%, from the comparable period in fiscal year 2009, and up $4 million sequentially. The increase in these expenses from the comparable quarter of fiscal year 2009 were primarily driven by the incremental costs associated with our acquisition of Touchdown and the restoration of full pay to our employees. These increases in cost were partially offset by cost savings from our restructuring actions that were put into effect at the beginning of fiscal year 2009.

Net loss for the three and six months ended April 30, 2010 was $1 million and $7 million, respectively, compared to net loss of $30 million and $94 million in the comparable periods in fiscal year 2009. The year over year improvement from fiscal year 2009 reflects the increased revenue levels, costs savings from our restructuring actions as well as lower restructuring and impairment charges. However, this was partially offset by the incremental operating costs associated with our acquisition of Touchdown, acquired in the third quarter of fiscal year 2009, as well as costs associated with our manufacturing transition. For the six months ended April 30, 2010, we used $7 million in cash for operating activities. Our cash and cash equivalents balance as of April 30, 2010 was $200 million.

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had and will continue to have a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor industry. Historically, these demand fluctuations have resulted in significant variations in our results of operations. This was particularly relevant beginning in the first quarter of fiscal year 2009 when we saw a significant decrease in revenue from our SOC platform due to the deteriorating global economy and the downturn that impacted the entire semiconductor industry. The sharp swings in the semiconductor industry in recent years have generally affected the semiconductor test equipment and services industry more significantly than the overall capital equipment sector.

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

We continue to feel positive about the improving business environment. Over the past year, our product development efforts in memory and low end SOC as well as our acquisition of Touchdown have strengthened our product portfolio and have broadened our markets. As a result of these investments and the improving industry environment, we expect a modest improvement in revenue for the third quarter of fiscal year 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s knowledge of current events and of actions that may impact Verigy in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, restructuring, inventory valuation, warranty, share-based compensation, retirement and post-retirement plan assumptions, valuation of goodwill and other long-lived assets, valuation of marketable securities and accounting for income taxes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. There have been no significant changes to our critical accounting policies and estimates from our Annual Report on Form 10-K for the year ended October 31, 2009, filed with the SEC on December 21, 2009.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standard Board (“FASB”) issued new guidance for employers’ disclosures about postretirement benefit plan assets. The new guidance provides revised guidance on the disclosure requirement of employers’ disclosures about pensions and other postretirement benefits. It requires companies to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the level in which each assets is classified within the fair value hierarchy and a reconciliation for the period of plan assets that are measured using significant unobservable inputs. It is effective for fiscal years ending after December 15, 2009. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in our fourth quarter of fiscal year 2010.

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

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective for us in the second quarter of fiscal year 2010, except for the new disclosures related to Level 3 activities, which will be effective for us in the first quarter of fiscal year 2012. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in the second quarter of fiscal year 2010 and in the first quarter of fiscal year 2012, respectively.

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical, with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for the semiconductor test equipment and services that we offer. Historically, our third and fourth fiscal quarters have tended to be our strongest quarters for new orders, while our first fiscal quarter has tended to be our weakest. We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products. The seasonality of our business is often masked to a significant extent by the high degree of cyclicality of the semiconductor industry. During the second quarter of fiscal year 2010, we continued to experience weakness in our memory business but have experienced an increase in our SOC business compared to the levels of revenue generated during the second quarter of fiscal year 2009. Due to our limited operating history, seasonality in orders, and the unpredictable cyclicality of our industry, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In future periods, the market price of our ordinary shares could decline if our revenue and results of operations are below the expectations of analysts and investors. Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of, and elsewhere in, this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Net revenue:
Products	73.3%	59.1%	72.6%	54.0%
Services	26.7	40.9	27.4	46.0

Total net revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	35.0	42.3	36.3	47.5
Cost of services	17.5	26.8	17.7	30.2

Total cost of sales	52.5	69.1	54.0	77.7

Gross margin (1)	47.5	30.9	46.0	22.3
Operating expenses:
Research and development	19.2	28.2	19.9	32.4
Selling, general and administrative	26.7	39.4	27.0	42.4
Restructuring charges	0.8	2.8	0.9	4.3

Total operating expenses	46.7	70.4	47.8	79.1
Loss from operations	0.8	(39.5)	(1.8)	(56.8)
Other (expense) income, net	(0.8)	1.4	(0.9)	2.2
Impairment of investments	(0.8)	—	(0.4)	(10.1)

Loss before income taxes	(0.8)	(38.1)	(3.1)	(64.7)
Provision for income taxes	—	4.2	—	2.9

Net loss	(0.8)%	(42.3)%	(3.1)%	(67.6)%

(1)	Gross margin represents the ratio of gross profit to total net revenue.

Net Revenue

	Three Months Ended April 30,		2010 over 2009 Change	Six Months Ended April 30,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)			($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$83	$38	118.4%	$152	$62	145.2%
As a percent of total net revenue	69.1%	53.5%		67.3%	44.6%
Memory	$5	$4	25.0%	$12	$13	(7.7)%
As a percent of total net revenue	4.2%	5.6%		5.3%	9.4%

Net revenue from products	$88	$42	109.5%	$164	$75	118.7%

Net revenue from services	$32	$29	10.3%	$62	$64	(3.1)%
As a percent of total net revenue	26.7%	40.9%		27.4%	46.0%

Total net revenue	$120	$71	69.0%	$226	$139	62.6%

Historically, we have provided revenue by geography based on where the revenue is billed versus where the products are shipped. Since our fourth quarter of fiscal year 2009, we have reported revenue by geography based on where the products are shipped. The amounts for the three and six months ended April 30, 2009 were reclassified to conform to the presentation used for the three and six months ended April 30, 2010.

Our net revenues by geographic region for the three and six months ended April 30, 2010 and 2009 are as follows:

	Three Months Ended April 30,		2010 over 2009 Change	Six Months Ended April 30,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)			($ in millions)
North America	$16	$12	33.3%	$27	$27	0.0%
As a percent of total net revenue	13.3%	16.9%		12.0%	19.4%
Europe	$7	$11	(36.4)%	$13	$22	(40.9)%
As a percent of total net revenue	5.8%	15.5%		5.7%	15.8%
Asia	$97	$48	102.1%	$186	$90	106.7%
As a percent of total net revenue	80.9%	67.6%		82.3%	64.8%

Total net revenue	$120	$71	69.0%	$226	$139	62.6%

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

Net revenue in the three months ended April 30, 2010 was $120 million, an increase of $49 million, or 69.0%, from $71 million achieved in the three months ended April 30, 2009. Net product revenue in the three months ended April 30, 2010 was $88 million, an increase of $46 million, or 109.5%, from $42 million achieved in the three months ended April 30, 2009. This marks the fifth consecutive quarter of increasing revenue. The increase was primarily due to higher revenue from sales of our SOC platforms representing growth of more than 100% from the same time last year. This reflects the sustained demand in the RF product segment particularly for smart phones, computers, digital TVs, internet infrastructure and wireless LAN applications. Our V101 and V50 products, which are designed to test highly cost-sensitive devices also showed increased demand. However, we experienced continued weakness in our memory business. There is inventory of many used memory systems in the market today. We believe that once the supply is absorbed, there will be increased sales of new memory testers. Much of the revenue generated during the second quarter of fiscal year 2010 was driven by our semiconductor manufacturer customers. As these customers increase their manufacturing requirements, we believe that we will see more capacity driven purchases from their subcontractor test partners to which we also sell our products. We are encouraged by the increased market activity that we saw in the first half of fiscal year 2010. Our customer sentiment is more positive which we believe will lead to higher capital spending levels in the second half of the year. As a result, we expect an improvement in revenue for the third quarter of fiscal year 2010.

We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 86.7% and 83.1% of total net revenue in the three months ended April 30, 2010 and 2009, respectively. Net revenue in North America as a percentage of total net revenue was lower by 3.6 percentage points in the three months ended April 30, 2010, compared to the three months ended April 30, 2009, while net revenue in Asia as a percentage of total net revenue, was higher by 13.3 percentage points in the three months ended April 30, 2010, compared to the three months ended April 30, 2009.

We expect a majority of our sales to continue to be generated in Asia as semiconductor manufacturing activities continue to concentrate in that region.

Service revenue for the three months ended April 30, 2010 accounted for $32 million, or 26.7% of net revenue, compared to $29 million, or 40.9% of net revenue in the three months ended April 30, 2009. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. We expect to see a gradual increase in service revenue over time as product sales begin to increase.

Net revenue in the six months ended April 30, 2010, was $226 million, an increase of $87 million, or 62.6%, from the $139 million achieved in the comparable prior period. Net product revenue in the six months ended April 30, 2010 was $164 million, an increase of $89 million, or 118.7%, from the $75 million achieved in the comparable prior period.

Service revenue for the six months ended April 30, 2010 accounted for $62 million, or 27.4% of net revenue, compared to $64 million, or 46.0% of net revenue for the six months ended April 30, 2009.

Cost of Sales

Cost of Products

	Three Months Ended April 30,		2010 over 2009 Change	Six Months Ended April 30,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)			($ in millions)
Cost of products	$42	$30	40.0%	$82	$66	24.2%
As a percent of product revenue	47.7%	71.4%		50.0%	88.0%

Cost of Products. Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The increase in cost of products of approximately $12 million in the three months ended April 30, 2010, compared to the three months ended April 30, 2009, was primarily due to the increase in sales of our SOC products. Cost of products included $0.5 million of restructuring expense in the three months ended April 30, 2010, compared to $2.1 million of such charge in the three months ended April 30, 2009. Cost of products also included $0.6 million of share-based compensation expense in the three months ended April 30, 2010, compared to $0.5 million of such charge in the three months ended April 30, 2009.

Cost of products as a percent of net product revenue decreased by 23.7 percentage points in the three months ended April 30, 2010, compared to the three months ended April 30, 2009, primarily driven by lower excess and obsolete inventory charges, savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 as well as significantly higher gross margin generated by our SOC business due to the higher volume of revenue. This was partially offset by incremental costs incurred for our manufacturing transition as well as the restoration of full pay and the elimination of furloughs.

Gross excess and obsolete inventory-related charges in the three months ended April 30, 2010 and 2009 were $1.3 million and $4.5 million, respectively. We also sold previously written down inventory of $1.5 million and $4.1 million in the three months ended April 30, 2010 and 2009, respectively. The sales of previously written down inventory improved our gross margins on product sales by approximately 0.8 percentage points in the three months ended April 30, 2010 and 7.8 percentage points in the three months ended April 30, 2009.

The increase in cost of products of approximately $16 million in the six months ended April 30, 2010, compared to the six months ended April 30, 2009, was primarily due to the increase in sales of our SOC products. Cost of products included $0.8 million of restructuring expense in the six months ended April 30, 2010, compared to $3.6 million of such charge in the six months ended April 30, 2009. Cost of products also included $1.1 million of share-based compensation expense in the six months ended April 30, 2010, compared to $1.0 million of such charge in the six months ended April 30, 2009.

Cost of products as a percent of net product revenue decreased by 38.0 percentage points in the six months ended April 30, 2010, compared to the six months ended April 30, 2009, primarily driven by lower excess and obsolete inventory charges, savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 as well as significantly higher gross margin generated by our SOC business due to the higher volume of revenue. This was partially offset by incremental costs incurred for our manufacturing transition as well as the restoration of full pay and the elimination of furloughs.

Gross excess and obsolete inventory-related provisions in the six months ended April 30, 2010 and 2009 were $3.1 million and $17.9 million, respectively. We sold previously written down inventory for $5.6 million and $11.2 million in the six months ended April 30, 2010 and 2009, respectively. The sales of previously written down inventory increased gross margin by approximately 1.8 percentage points and 15.4 percentage points for the six months ended April 30, 2010 and 2009, respectively.

As of April 30, 2010, we held $68 million of inventory, net of $50 million of reserves, composed of $33 million of raw materials and $35 million of finished goods. Raw materials include approximately $34 million of support inventory. We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended April 30,		2010 over 2009 Change	Six Months Ended April 30,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)			($ in millions)
Cost of services	$21	$19	10.5%	$40	$42	(4.8)%
As a percent of service revenue	65.6%	65.5%		64.5%	65.6%

Cost of Services. Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services for the three months ended April 30, 2010 was $2 million higher compared to the three months ended April 30, 2009. Cost of services as a percent of service revenue increased by 0.1 percentage points, from 65.5% in the three months ended April 30, 2009 to 65.6% in the three months ended April 30, 2010. Our cost of services included $0.2 million of share-based compensation expense in the three months ended April 30, 2010, compared to $0.3 million of such charge in the three months ended April 30, 2009.

Cost of services for the six months ended April 30, 2010 was lower in both absolute amount and as a percent of the related revenue than the six months ended April 30, 2009. Cost of services as a percent of service revenue decreased by 1.1 percentage points, from 65.6% in the six months ended April 30, 2009 to 64.5% in the six months ended April 30, 2010. This slight margin improvement reflected lower excess and obsolete charges as well as cost savings from our restructuring actions. This was partially offset by the restoration of full pay and the elimination of furloughs. Our cost of services also included $0.5 million and $0.6 million of share-based compensation expense in the six months ended April 30, 2010 and 2009, respectively.

As a percent of service revenue, cost of services will vary depending on a variety of factors, including the effect of price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended April 30,		2010 over 2009 Change	Six Months Ended April 30,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)		($ in millions)
Research and development	$23	$20	15.0%	$45	$45	—
As a percent of total net revenue	19.2%	28.2%		19.9%	32.4%

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

Research and development expense increased by $3 million in absolute dollars during the three months ended April 30, 2010, compared to the three months ended April 30, 2009. This increase was primarily driven by incremental operating expenses related to our acquisition of Touchdown and the restoration of full pay and elimination of furloughs. This was partially offset by costs savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 and lower restructuring charges. Research and development expense also included $0.6 million and $0.5 million of share-based compensation expense for the three months ended April 30, 2010 and 2009, respectively. Research and development expense as a percentage of revenue decreased by 9.0 percentage points from 28.2% in the three months ended April 30, 2009 to 19.2% in the three months ended April 30, 2010. The decrease in research and development expense as a percent of revenue reflected the significantly lower revenue levels in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2010.

Research and development expense in the six months ended April 30, 2010 was flat compared to the same time last year. Research and development as a percentage of revenue decreased by 12.5 percentage points from 32.4% in the six months ended April 30, 2009 to 19.9% in the six months ended April 30, 2010. This decrease was primarily due to the significantly higher revenue levels in the first half of fiscal year 2010, compared to the same period last year. Although research and development costs were flat in absolute dollars compared to the same time last year, it reflects an incremental increase related to our acquisition of Touchdown and the restoration of full pay and elimination of furloughs. This was offset by cost savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009. In addition, during the six months ended April 30, 2009, we incurred a $3 million non-recurring charge to write down purchased intellectual property. Research and development expense also included $1.0 million of share-based compensation expense for both the six months ended April 30, 2010 and 2009.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Three Months Ended April 30,		2010 over 2009 Change	Six Months Ended April 30,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)
Selling, general and administrative	$32	$28	14.3%	$61	$59	3.4%
As a percent of total net revenue	26.7%	39.4%		27.0%	42.4%

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

Selling, general and administrative expense increased by $4 million in absolute dollars in the three months ended April 30, 2010, compared to the three months ended April 30, 2009. The increase was due to incremental operating expenses related to our acquisition of Touchdown and the restoration of full pay and elimination of furloughs. This was partially offset by costs savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 and lower restructuring charges. Selling, general and administrative expense included approximately $3.6 million of share-based compensation expenses in the three months ended April 30, 2010, compared to $3.1 million of such expenses in the three months ended April 30, 2009.

Selling, general and administrative expense increased 3.4% to $61 million for the six months ended April 30, 2010, compared to the six months ended April 30, 2009. The increase was due to incremental operating expenses related to our acquisition of Touchdown, the restoration of full pay and elimination of furloughs as well as higher share-based compensation expenses. This was partially offset by costs savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 and lower restructuring charges. Selling, general and administrative expenses included approximately $7.0 million of share-based compensation expenses in the six months ended April 30, 2010, compared to $6.6 million of such charges in the six months ended April 30, 2009.

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

The total charge for the three and six months ended April 30, 2010 for these restructuring actions was approximately $1.1 million and $2.4 million, respectively, of which $0.5 million and $0.8 million were recorded within cost of sales in the respective periods and the remainder of which was recorded within operating expenses.

As of April 30, 2010, we had approximately $2.7 million of accrued restructuring liability included within other current liabilities on the condensed consolidated balance sheet. The accrued amount relates to severance and benefit payments and is expected to be primarily paid out by the end of fiscal year 2010.

Other (expense) income, net

The following table presents the components of other (expense) income, net for the three and six months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Interest and other income	$1	$2	$2	$4
Net foreign currency loss	—	(1)	—	(1)
Interest expense	(2)	—	(4)	—

Other (expense) income, net	$(1)	$1	$(2)	$3

Other (expense) income, net consists primarily of interest on cash, cash equivalents and investments, gain on sale of investments and money market fund redemptions, and interest expense primarily related to our convertible senior notes. Other (expense) income, net also includes gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency, as well as gains and losses on foreign exchange balance sheet hedge transactions. These transactions are intended to offset foreign exchange gains and losses from remeasurement, which are generally for a period of 30 days or less and settled by the end of the month.

The following table presents the components of impairment of investments for the three and six months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Impairment of cost-based investments	$—	$—	$—	$(6)
Impairment of auction rate securities	(1)	—	(1)	(8)

Impairment of investments	$(1)	$—	$(1)	$(14)

During the six months ended April 30, 2009, we incurred a $6.2 million charge related to the write-off of a cost method investment that was determined to be impaired on an other-than-temporary basis. We also recorded a $7.7 million other-than-temporary impairment charge during the same period for our auction rate securities. During the three and six months ended April 30, 2010, we recorded a $1.0 million other-than-temporary impairment charge for our auction rate securities.

Provision for Income Taxes

For the three months ended April 30, 2010 and 2009, we recorded an income tax provision of approximately $0.1 million and $2.8 million, or effective tax rates of (14.0)% and (10.1)%, respectively. In addition, during the six months ended April 30, 2010 and 2009, we recorded an income tax provision of approximately $0.3 million and $3.8 million, or effective tax rates of (4.9)% and (4.2)%, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as tax settlements.

At April 30, 2010, the total unrecognized tax benefits of $16.6 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $16.2 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $16.6 million would reduce our income tax provision if recognized.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We have approximately $2.1 million of accrued interest and penalties as of April 30, 2010 and approximately $1.5 million of accrued interest and penalties as of April 30, 2009.

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

Goodwill and Long-Lived Assets

Our goodwill balance as of both April 30, 2010 and October 31, 2009 was $18 million and represents an allocation of goodwill recorded during our separation from Agilent in 2006. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

During fiscal year 2009, we recorded $2 million of intangible assets related to our acquisition of Touchdown with a weighted-average amortization period of 4 years. These assets will be amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of April 30, 2010 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Financial Condition

Liquidity and Capital Resources

As of April 30, 2010, we had $200 million in cash and cash equivalents, compared to $197 million as of October 31, 2009. This increase in cash was primarily due to cash proceeds from the maturities and sale of available for sale marketable securities, partially offset by the net loss of $7 million.

Net Cash Used in Operating Activities

In the six months ended April 30, 2010, we used $7 million in cash for operating activities, compared to $84 million used in the six months ended April 30, 2009. The $7 million cash used during the six months ended April 30, 2010, was primarily a result of $7 million of net loss, a $20 million increase in payables, and an $8 million increase in deferred revenue. Also during the six months ended April 30, 2010, we had non-cash charges of $10 million from depreciation and amortization expense, $3 million from gross excess and obsolete inventory provisions, $10 million of net share-based compensation costs, and a $1 million impairment of an investment. These impacts were partially offset by increases of $26 million in receivables and $17 million in inventory, a reduction of $4 million in income tax and other taxes payable, and a change of net assets of $5 million in other current and long-term assets and liabilities.

In the six months ended April 30, 2009, we used $84 million in cash for operating activities. The $84 million cash used during the six months ended April 30, 2009, was a result of $94 million of net loss, a $23 million reduction in receivables as a result of customer payments, a decrease of $1 million in inventory and a $1 million increase in income tax and other taxes payable. Also during the six months ended April 30, 2009, we had non-cash charges of $8 million from depreciation and amortization expense, $18 million from gross excess and obsolete inventory provisions, $9 million of net share-based compensation costs and a $14 million impairment of investments. These impacts were partially offset by decreases of $31 million in payables, $12 million in employee compensation and benefits, $18 million in deferred revenue, and a change in net assets of $3 million in other current and long-term assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in the six months ended April 30, 2010 was $9 million, compared to $112 million provided in the six months ended April 30, 2009. The net cash provided was generated by the proceeds from the maturities and sale of available for sale marketable securities of $154 million and the proceeds from disposition of assets of $1 million. This was partially offset by purchases of available for sale marketable securities of $139 million and investments made for property, plant and equipment of $7 million. Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of April 30, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of April 30, 2010 had a carrying value of $367 million, of which approximately $46 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $1.0 million for the three months ended April 30, 2010 related to our auction rate securities. We have recorded an unrealized loss within accumulated other comprehensive loss of approximately $0.4 million, primarily for our auction rate securities that are backed by pools of student loans as of April 30, 2010. The realized gain recognized on the sale of long-term investments for the three months ended April 30, 2010 was immaterial and was $0.4 million for the six months ended April 30, 2010.

Investments in money market funds include investments in the Reserve Funds. The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the six months ended April 30, 2010 and recorded a realized gain of $0.1 million.

In the second quarter of fiscal year 2010, we received a firm offer from a third party to purchase one of our auction rate securities. As such we reclassified $6 million from long-term marketable securities to short-term marketable securities.

Net cash provided by investing activities in the six months ended April 30, 2009 was $112 million. The net cash generated was primarily related to the proceeds from the maturities and sale of available for sale marketable securities of $139 million and proceeds from the disposition of assets of $2 million. This was partially offset by purchases of available for sale marketable securities of $26 million and investments made for property, plant and equipment of $3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1 million for both the six months ended April 30, 2010 and 2009. The $1 million net cash provided by financing activities in the six months ended April 30, 2010 was comprised of approximately $1 million from the issuance of shares under the employee stock plans including contributions by participants to our employee shares purchase plan, pursuant to which 285,899 shares were issued in the first quarter of fiscal year 2010.

Net cash provided by financing activities in the six months ended April 30, 2009 was $1 million. The $1 million net cash provided in the six months ended April 30, 2009 was comprised of approximately $3 million from the issuance of shares under the employee stock plans including contributions by participants to our employee shares purchase plan, pursuant to which 375,885 shares were issued in the first quarter of fiscal year 2009, offset by approximately $2 million of repurchases of our ordinary shares pursuant to the repurchase program approved by our shareholders in the second quarter of fiscal year 2008.

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

We believe that existing cash, cash equivalents and short-term marketable securities of $368 million as of April 30, 2010, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least for the next twelve months. However, we may require or choose to obtain debt or equity financing in the future. It is uncertain that additional financing, if needed, will be available on favorable terms, or at all.

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

The following table summarizes our contractual obligations at April 30, 2010 (in millions):

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Operating and capital leases	$53	$12	$16	$15	$10
Commitments to contract manufacturers and suppliers	100	100	—	—	—
Other purchase commitments	44	44	—	—	—
Convertible senior note and related interest	170	7	14	149	—
Long-term liabilities	35	—	3	—	32

Total	$402	$163	$33	$164	$42

The contractual obligations table excludes our long-term income taxes payable liabilities and earn out payments related to our acquisition in Touchdown because we cannot make a reliable estimate of the timing of cash payments. As of April 30, 2010, we had total unrecognized tax benefits of $16.6 million, of which $16.2 million is reflected in other long-term liabilities, with the remaining $0.4 million netted against the related deferred tax assets.

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

Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and, historically, we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Approximately 41% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $6 million as of April 30, 2010, and $8 million as of October 31, 2009. These amounts are included in other current liabilities in our condensed consolidated balance sheets at April 30, 2010 and October 31, 2009.

Other purchase commitments. Other purchase commitments relate primarily to contracts with professional services suppliers, which include third-party consultants for legal, finance, engineering and other administrative services. With the exception of our IT service providers, our purchase commitments from professional service providers are typically cancelable with a notice of 90 days or less without significant penalties. The agreement with our primary IT service provider requires notice of 120 days and includes a termination charge of up to approximately $0.5 million in order to cancel our long-term contract.

Convertible senior notes. On July 15, 2009, we issued $138 million of convertible senior notes. The notes will mature on July 15, 2014, and bear interest at a fixed rate of 5.25% per annum. The interest is payable semi-annually on January 15th and July 15th of each year. Payments commenced on January 15, 2010.

Long-term liabilities. Long-term liabilities relate primarily to $22 million of defined benefit and defined contribution retirement obligations, $3 million of extended warranty and deferred revenue obligations, a $6 million deferred acquisition credit related to the Touchdown acquisition and $10 million of long-term deferred compensation accrual. Upon our separation from Agilent, the defined benefit plans for our employees located in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date. We expect expenses of approximately $4 million in fiscal year 2010 for the retirement plans. We made approximately $3 million of contributions to the retirement plans for the six months ended April 30, 2010.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of April 30, 2010 or October 31, 2009.

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

These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of April 30, 2010, the fair value of foreign currency forward contracts designated as cash flow hedges was approximately $2.5 million. This amount is included within current liabilities and the related loss of $1.7 million (net of tax of $0.8 million) is included within unrealized losses in accumulated other comprehensive loss.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2010, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact on our condensed consolidated financial position, results of operations or cash flows as of April 30, 2010, and our interest income would have increased by approximately $0.2 million for the six months ended April 30, 2010.

Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of April 30, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of April 30, 2010 had a carrying value of $367 million, of which approximately $46 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $1.0 million for the three months ended April 30, 2010 related to our auction rate securities. We have recorded an unrealized loss within accumulated other comprehensive loss of approximately $0.4 million, primarily for our auction rate securities that are backed by pools of student loans as of April 30, 2010. The realized gain recognized on the sale of long-term investments for the three months ended April 30, 2010 was immaterial and was $0.4 million for the six months ended April 30, 2010.

Investments in money market funds include investments in the Reserve Funds. The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the six months ended April 30, 2010 and recorded a realized gain of $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2010, pursuant to and as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2010, our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of April 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risk factors associated with our business is set forth below. As noted above, this description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2009. You should carefully consider the risks described below and the other information in this report before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Our Business

Current global economic conditions may continue to adversely affect our business.

Our business and financial results continue to be affected by worldwide economic conditions. Throughout 2009, the semiconductor industry experienced a severe downturn fueled by the deteriorating global economic climate that drove companies to reassess their use of cash. As a result, many of our customers undertook restructuring activities and significantly cut cost cuts and capital spending, which adversely affected our operating results. While our revenue increased in the second quarter, we can not be certain that market conditions will continue to improve or that we can sustain our level of revenue. Slow or negative growth in the domestic economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. If the market conditions deteriorate it may negatively affect sales of our products and services, and we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our operating results, cash flow and liquidity.

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

Since fiscal year 2009, we have implemented a number restructuring actions to streamline our organization and further reduce operating costs in order to address the cyclical downturn in both the memory and SOC businesses. Among other things, our restructuring actions have included reducing our global workforce, which may impair our ability to effectively develop and market products, to remain competitive in the markets in which we compete and to operate effectively. Our cost saving actions could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. We cannot ensure that our cost saving actions will be sufficient to attain or sustain profitability.

We have a limited ability to quickly or significantly reduce our costs, which makes us particularly vulnerable to the highly cyclical nature of the semiconductor industry.

Historically, downturns in the semiconductor industry have affected the test equipment and services market more significantly than the overall semiconductor industry. A significant portion of our overall costs are fixed. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues. Moreover, to remain competitive even during downturns in the semiconductor industry or generally, we must maintain a significant level of costs, including fixed costs. As a consequence, the actions we have taken to reduce costs, and similar actions we may take in the future, may not be sufficient to attain or sustain profitability.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services generally, including our test equipment and services. Consolidation in the semiconductor industry is increasing this concentration. As a result of the concentration in the industry, our revenue is typically concentrated among a relatively small number of customers in any given period. For the three months ended April 30, 2010, revenue from our top ten customers accounted for approximately 56.2% of our total net revenue, with two customers individually accounting for more than 10% of our total net revenue. For the six months ended April 30, 2010, revenue from our top ten customers accounted for approximately 56.8% of our total net revenue, with two customers individually accounting for more than 10% of our total net revenue. We expect that sales of our products will continue to be concentrated with a limited number of large customers for the foreseeable future. Our financial results will depend in large part on this concentrated base of customers’ sales and business results. Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

•	a decision by other customers to purchase test equipment and services from our competitors;

•	a decision by our customers to pursue the development and implementation of self-testing integrated circuits or other strategies that reduce their need for our products;

•	the loss of market share by our customers in the markets in which they operate;

•	the shift by our IDM customers to out-sourced manufacturing models;

•	our ability to keep pace with changes in semiconductor technology;

•	our ability to maintain quality levels of our equipment and services that meet customer expectations;

•	our ability to produce and deliver sufficient quantities of our test equipment in a timely manner; and

•	our ability to provide quality customer service and support.

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

Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers’ orders. In order to meet anticipated demand, we must order components and build some inventory before we actually receive purchase orders, which includes inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. Our results could be harmed if we do not accurately estimate our customers’ product demands and are unable to adjust our purchases with market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products, including securing sufficient capacity from our contract manufacturers. During a market downturn, we could have excess inventory that we would not be able to sell, resulting in inventory write-downs and in potential related liabilities to our contract manufacturing partners. For the six months ended April 30, 2010, we recorded gross inventory-related provisions of $3.1 million. Having insufficient or excess inventory could have a material adverse effect on our business, financial condition and results of operations.

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

We may acquire, or make significant or minority investments in, complementary businesses, products or technologies. For example, in fiscal year 2009, we acquired substantially all of the assets of Touchdown. Any future acquisitions or investments could be accompanied by risks such as:

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

As of April 30, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

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

Our headquarters are in Singapore, and we sell our products and services worldwide. As a result, our business is subject to risks associated with doing business internationally. The economies of Asia, where a large majority of our revenue comes from, have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies. Our exposure to the business risks presented by the economies of Asia would increase to the extent that we expand our operations in that region.

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

We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). We were not classified as a PFIC in the first half of fiscal year 2010 or in any prior taxable year. Whether we will, in fact, be classified as a PFIC for any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. There can be no assurance that we will not be classified as a PFIC in the future or the IRS will not challenge our determination concerning PFIC status for any prior period.

At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors.

The trading price of our ordinary shares has at times fluctuated significantly. For example, during the three months ended April 30, 2010, the trading price of our ordinary shares ranged from a low of $9.57 to a high of $13.29. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number		Incorporated By Reference
	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

4.2	Indenture, dated as of July 15, 2009, between Verigy Ltd. and U.S. Bank National Association, as trustee	8-K	000-52038	4.1	7/9/2009

4.3	Form of Note for Verigy Ltd.’s 5.25% Convertible Senior Notes due 2014	8-K	000-52038	4.1	7/9/2009

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 4, 2010	By:	/S/ ROBERT J. NIKL
ROBERT J. NIKL
Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference
	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

4.2	Indenture, dated as of July 15, 2009, between Verigy Ltd. and U.S. Bank National Association, as trustee	8-K	000-52038	4.1	7/9/2009

4.3	Form of Note for Verigy Ltd.’s 5.25% Convertible Senior Notes due 2014	8-K	000-52038	4.1	7/9/2009

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X