Form 10-Q
period 2010-07-31
Verigy Ltd.
filed 2010-09-02
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 30, 2010, there were 59,979,679 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions, except share amounts)
Net revenue:
Products	$122	$58	$286	$133
Services	32	29	94	93

Total net revenue	154	87	380	226
Costs of sales:
Cost of products	55	32	137	98
Cost of services	23	20	63	62

Total costs of sales	78	52	200	160
Operating expenses:
Research and development	25	25	70	70
Selling, general and administrative	35	29	96	88
Restructuring charges	—	1	2	7

Total operating expenses	60	55	168	165
Income (loss) from operations	16	(20)	12	(99)
Other (expense) income, net	(1)	1	(3)	4
Impairment of investments	—	(2)	(1)	(16)

Income (loss) before income taxes	15	(21)	8	(111)
Provision for income taxes	2	—	2	4

Net income (loss)	$13	$(21)	$6	$(115)

Net income (loss) per share – basic:	$0.21	$(0.36)	$0.09	$(1.97)
Net income (loss) per share – diluted:	$0.21	$(0.36)	$0.09	$(1.97)
Weighted average shares (in thousands) used in computing net income (loss) per share:
Basic:	59,755	58,583	59,421	58,307
Diluted:	70,462	58,583	59,790	58,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2010	October 31, 2009
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$247	$197
Short-term marketable securities	146	167
Trade accounts receivable, net	86	54
Inventory	80	55
Other current assets	44	42

Total current assets	603	515
Property, plant and equipment, net	41	41
Long-term marketable securities	52	75
Goodwill and other intangibles, net	19	20
Other long-term assets	62	62

Total assets	$777	$713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70	$40
Employee compensation and benefits	25	32
Deferred revenue, current	40	26
Other current liabilities	20	27

Total current liabilities	155	125
Long-term liabilities:
Convertible senior notes	138	138
Income taxes payable	17	15
Other long-term liabilities	42	33

Total liabilities	352	311

Shareholders’ equity:
Ordinary shares, no par value; 59,893,983 and 58,841,248 issued and outstanding at July 31, 2010 and October 31, 2009, respectively
Additional paid in capital	447	429
Accumulated deficit	(17)	(23)
Accumulated other comprehensive loss	(5)	(4)

Total shareholders’ equity	425	402

Total liabilities and shareholders’ equity	$777	$713

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended July 31,
	2010	2009
	(in millions)
Cash flows from operating activities:
Net income (loss)	$6	$(115)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15	12
In-process research and development charge	—	4
Gross excess and obsolete inventory-related provisions	4	21
Share-based compensation	15	14
Impairment of investments	1	16
Changes in assets and liabilities:
Trade accounts receivable, net	(31)	35
Inventory	(30)	(5)
Accounts payable	30	(30)
Employee compensation and benefits	4	(13)
Deferred revenue, current	13	(23)
Income taxes and other taxes payable	1	(2)
Other current assets and accrued liabilities	(13)	(9)

Net cash provided by (used in) operating activities	15	(95)
Cash flows from investing activities:
Investments in property, plant and equipment	(14)	(5)
Proceeds from disposition of assets	3	2
Purchases of available for sale marketable securities	(178)	(57)
Proceeds from sales of available for sale marketable securities	171	10
Proceeds from maturities of available for sale marketable securities	50	146

Net cash provided by investing activities	32	96
Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	3	5
Repurchase and retirement of ordinary shares	—	(2)
Proceeds from issuance of convertible senior notes	—	138
Issuance costs related to the issuance of convertible senior notes	—	(5)

Net cash provided by financing activities	3	136

Net increase in cash and cash equivalents	50	137
Cash and cash equivalents at beginning of period	197	144

Cash and cash equivalents at end of period	$247	$281

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3	$3
Cash paid for interest expense	$7	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	OVERVIEW

Overview

Verigy Ltd. (“we,” “us,” “Verigy” or the “Company”) designs, develops, manufactures and sells advanced test systems and solutions for the semiconductor industry.

We offer a scalable platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, introduced in the third quarter of fiscal year 2009, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”) and consumer mixed-signal devices. During the third quarter of fiscal year 2009, we acquired the assets and business of Touchdown Technologies (“Touchdown”), Touchdown designs, manufactures and supports advanced memory probe cards.

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

Reclassifications. Certain amounts disclosed in the notes to the condensed consolidated financial statements for the three and nine months ended July 31, 2009, were reclassified to conform to the presentation used for the three and nine months ended July 31, 2010.

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

In December 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance for employers’ disclosures about post-retirement benefit plan assets. The new guidance provides revised guidance on the disclosure requirement of employers’ disclosures about pensions and other post-retirement benefits. It requires companies to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the level in which each asset is classified within the fair value hierarchy and a reconciliation for the period of plan assets that are measured using significant unobservable inputs. It is effective for fiscal years ending after December 15, 2009. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in our fourth quarter of fiscal year 2010.

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

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective for us in the second quarter of fiscal year 2010, except for the new disclosures related to Level 3 activities, which will be effective for us in the first quarter of fiscal year 2012. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in the first quarter of fiscal year 2012.

4.	FAIR VALUE MEASUREMENTS

In fiscal year 2009, we adopted accounting guidance for fair value measurements, which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Concurrently with the adoption of the guidance for fair value measurements, we adopted accounting guidance for the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of July 31, 2010, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value.

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

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis as of July 31, 2010:

	Fair Value Measurement as of July 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Money market funds	$170	$—	$1	$171
U.S. government agency securities	—	53	—	53
Certificate of deposits	14	—	—	14
Corporate debt securities	—	96	—	96
Auction rate securities	—	—	44	44
Derivative assets	—	1	—	1

Total assets measured at fair value	$184	$150	$45	$379

Liabilities
Derivative liabilities	$—	$2	$—	$2

Total liabilities measured at fair value	$—	$2	$—	$2

The amounts in the table above are reported in the condensed consolidated balance sheet as of July 31, 2010 as follows:

	Fair Value Measurement as of July 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Cash equivalents	$170	$10	$—	$180
Short-term marketable securities	6	139	1	146
Long-term marketable securities	8	—	44	52
Other current assets	—	1	—	1

Total assets measured at fair value	$184	$150	$45	$379

Liabilities
Other current liabilities	$—	$2	$—	$2

Total liabilities measured at fair value	$—	$2	$—	$2

The following table provides a summary of changes in fair value of our Level 3 financial assets as of July 31, 2010:

	Auction Rate Securities	Money Market Funds
	(in millions)
Balance as of October 31, 2009	$56	$3
Redemptions	(2)	(2)
Unrealized gain included in other comprehensive loss	1	—
Sale of investment	(10)	—
Other-than-temporary impairment	(1)	—

Balance as of July 31, 2010	$44	$1

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	As of July 31, 2010
	Carrying Value	Fair Value
	(in millions)
Convertible senior notes due July 15, 2014	$138	$142

Total convertible notes	$138	$142

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

Cash Flow Hedges

We use forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Japanese yen, Chinese yuan, Singapore dollar and the euro. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of hedges, if any, are recognized in the consolidated statement of operations. The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive loss in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive loss as of July 31, 2010 will generally be reclassified into earnings within twelve months. Changes in the fair value of foreign currency forward exchange due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in other (expense) income, net in the statement of operations. We did not have any ineffective hedges during the periods presented. As of July 31, 2010, the total notional amount of outstanding forward contracts in place that hedged future purchases was approximately $36.3 million, based upon the exchange rate as of July 31, 2010. The forward contracts cover future purchases that are expected to occur over the next twelve months.

Balance Sheet Hedges

Other derivatives not designated as hedging instruments consists primarily of forward contracts to minimize the risk associated with the foreign exchange effects of remeasuring monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market as of July 31, 2010, with realized and unrealized gains and losses included in other (expense) income, net. As of July 31, 2010, we had foreign currency forward contracts in place to hedge exposures in euro, Israeli shekel, Japanese yen, Singapore dollar, Malaysian ringgit, Canadian dollar, Korean won, Chinese yuan and the Taiwanese dollar. As of July 31, 2010, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $24.8 million and the total outstanding forward contracts in place for foreign currency sales was $7.8 million, based upon the exchange rates as of July 31, 2010.

For the three months ended July 31, 2010, non-designated foreign currency forward contracts resulted in a loss of $0.2 million. For the three months ended July 31, 2010, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $0.5 million. For the nine months ended July 31, 2010, non-designated foreign currency forward contracts resulted in a gain of $0.6 million. For the nine months ended July 31, 2010, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $1.4 million. All of the above noted gains and losses are included in other (expense) income, net in our condensed consolidated statements of operations.

The amounts in the tables below include fair value adjustments related to our own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	July 31, 2010	October 31, 2009	July 31, 2010	October 31, 2009
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$—	$1.5	$2.1	$—
Foreign exchange contracts not designated as cash flow hedges	0.8	0.4	0.1	0.1

Total derivatives costs	$0.8	$1.9	$2.2	$0.1

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Loss

The following table represents only the amounts recognized in other comprehensive loss for designated derivative contracts and the associated impact that was reclassified to the statement of operations as an (increase) decrease in cost of sales and operating expenses:

	Change Recognized in OCI (Effective Portion)		Location of Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Three Months Ended July 31, 2010	Nine Months Ended July 31, 2010		Three Months Ended July 31, 2010	Nine Months Ended July 31, 2010
	(in millions)			(in millions)
Foreign exchange contracts	$(1.4)	$(5.1)	Cost of Sales	$(0.5)	$(0.2)
			Operating Expenses	$(1.3)	$(1.3)

Foreign exchange contracts designated as cash flow hedges relate to employee payroll and benefits as well as other costs primarily related to manufacturing. The associated gains and losses are expected to be recorded in cost of sales and operating expenses when reclassified from accumulated other comprehensive loss.

We expect to realize the accumulated other comprehensive loss balance related to foreign exchange contracts within the next twelve months.

Effect of Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of designated derivative contracts on results of operations recognized as an (increase) decrease in cost of sales and operating expenses was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$(1.8)	$(0.4)	$(1.5)	$(7.2)

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other (expense) income, net was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Gain (loss) on foreign exchange contracts	$(0.2)	$0.1	$0.6	$(0.5)

6.	NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the periods presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Basic Net Income (Loss) Per Share:
Net income (loss) (in millions)	$13	$(21)	$6	$(115)
Weighted average number of ordinary shares (1)	59,755	58,583	59,421	58,307
Basic net income (loss) per share	$0.21	$(0.36)	$0.09	$(1.97)
Diluted Net Income (Loss) Per Share:
Net income (loss) (in millions)	$13	$(21)	$6	$(115)
Interest expense (2)	2	—	—	—

Adjusted net income (loss)	$15	$(21)	$6	$(115)
Weighted average number of ordinary shares (1)	59,755	58,583	59,421	58,307
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1)	181	—	369	—
Potentially dilutive common stock equivalents—senior convertible notes (1) (3)	10,526	—	—	—

Total shares for purpose of calculating diluted net income (loss) per share (1)	70,462	58,583	59,790	58,307

Diluted net income (loss) per share	$0.21	$(0.36)	$0.09	$(1.97)

(1)	Weighted average shares are presented in thousands.

(2)	In accordance with accounting guidance, the computation of diluted EPS for the three months ended July 31, 2010 includes the dilutive effect of our convertible senior notes and as a result net income is adjusted to add back the related interest expense of approximately $1.9 million. The convertible senior notes are antidilutive for the nine months ended July 31, 2010.

(3)	The dilutive effect of our convertible senior notes will be reflected in diluted net income per share by application of the if-converted method. The conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. The convertible senior notes are dilutive for the three months ended July 31, 2010, but antidilutive for the nine months ended July 31, 2010. Also see Note 12, “Convertible Senior Notes.”

The dilutive effect of outstanding options and restricted share units is reflected in diluted net income per share, but not loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by accounting principles generally accepted in the U.S.

The following table presents those outstanding options to purchase ordinary shares, restricted share units and convertible senior notes which were not included in the computation of diluted net income (loss) per share because the effect of their inclusion was anti-dilutive:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in thousands)
Non-qualified Share Options:
Number of options to purchase ordinary shares	4,191	4,131	3,826	4,131
Restricted Share Units:
Number of restricted share units	647	1,409	360	1,409
Convertible Senior Notes:
Number of potential ordinary shares to be converted	—	10,526	10,526	10,526

7.	PROVISION FOR INCOME TAXES

For the three months ended July 31, 2010 and 2009, we recorded an income tax provision of approximately $1.8 million and $0.2 million, or effective tax rates of 12.1% and (1.1)%, respectively. In addition, during the nine months ended July 31, 2010 and 2009, we recorded an income tax provision of approximately $2.1 million and $4.1 million, or effective tax rates of 27.5% and (3.6)%, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as tax settlements.

At July 31, 2010, the total unrecognized tax benefits of $17.2 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $16.8 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $17.2 million would reduce our income tax provision if recognized.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We have approximately $2.2 million of accrued interest and penalties as of July 31, 2010 and approximately $1.7 million of accrued interest and penalties as of July 31, 2009.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. Our 2006 through 2009 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. During the three months ended July 31, 2010, the Internal Revenue Service completed its audit of our federal income tax returns for fiscal years 2006 and 2007, which did not result in a material impact to our unrecognized tax benefits and financial statements. However, as a result of uncertainties regarding the timing of the completion of tax audits and their possible outcomes, we can not estimate whether we would have a material change in our unrecognized tax benefits over the next twelve months.

8.	SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). A total of 10,300,000 ordinary shares were authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted share units. On April 6, 2010, our shareholders approved an additional 3,000,000 ordinary shares to increase the maximum number of ordinary shares authorized for issuance under the 2006 EIP to 13,300,000 ordinary shares. As of July 31, 2010, there were approximately 4,700,000 ordinary shares available for new awards under the 2006 EIP and approximately 6,500,000 ordinary shares reserved for issuance for outstanding stock option and restricted share unit awards.

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

2006 Employee Shares Purchase Plan

On June 7, 2006, our board of directors adopted the 2006 Employee Shares Purchase Plan (the “Purchase Plan”). The Purchase Plan is intended to qualify for favorable tax treatment under section 423 of the U.S. Internal Revenue Code. The total number of shares that were authorized for purchase under the plan was 1,700,000. On April 6, 2010, our shareholders approved an additional 1,500,000 ordinary shares to increase the maximum number of ordinary shares authorized for issuance under the Purchase Plan to 3,200,000 ordinary shares.

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

As of July 31, 2010, a cumulative plan total of 2,054,601 ordinary shares had been issued since inception as a result of purchases made by participants in our Purchase Plan, including 285,899 shares and 355,025 shares issued in the first quarter and third quarter of fiscal year 2010, respectively.

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

Share-Based Award Activity

The following table summarizes stock option activity during the nine months ended July 31, 2010:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2009	4,331	$14.90
Granted	589	$10.34
Exercised (1)	(29)	$8.96
Cancelled / Expired	(277)	$16.05

Outstanding as of July 31, 2010	4,614	$14.28

(1)	The total pretax intrinsic value of stock options exercised during the nine months ended July 31, 2010 was immaterial.

The following table summarizes restricted share unit activity during the nine months ended July 31, 2010:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2009	1,777	$13.85
Granted	798	$11.80
Vested and paid out	(575)	$15.33
Forfeited	(83)	$13.11

Outstanding as of July 31, 2010 (2) (3) (4)	1,917	$12.59

For the majority of restricted share units granted, the number of shares issued on the date the restricted share units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During the nine months ended July 31, 2010, we withheld approximately 193,000 ordinary shares to satisfy $2.0 million of employees’ tax obligations.

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy at July 31, 2010:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$6.49 — 15.00	2,899	4.42 years	$11.45	$521
$15.01 — 20.00	1,269	4.45 years	$16.66	—
$20.01 — 25.00	100	3.65 years	$23.94	—
$25.01 — 30.00	346	3.37 years	$26.45	—

	4,614	4.33 years	$14.28	$521

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $8.90 on July 30, 2010, which would have been received by award holders had all award holders exercised their awards (both vested and unvested) that were in-the-money as of that date. As of July 31, 2010, approximately 3,239,000 outstanding options were vested and exercisable and the weighted average exercise price was $15.14. The total number of exercisable stock options that were in-the-money was approximately 239,000 and the weighted average exercise price per share of the in-the-money options was $7.96.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at July 31, 2010:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$6.46 — 15.00 (2)	1,520	$10.39
$15.01 — 20.00 (3)	133	$18.62
$20.01 — 25.00	198	$20.83
$25.01 — 30.00 (4)	66	$26.34

	1,917	$12.59

(2)	The outstanding restricted share units as of July 31, 2010 include approximately 49,000 fully vested units held by outside directors.

(3)	The outstanding restricted share units as of July 31, 2010 include approximately 23,000 fully vested units held by outside directors.

(4)	The outstanding restricted share units as of July 31, 2010 include approximately 4,000 fully vested units held by outside directors.

As of July 31, 2010, the total grant date fair value of our outstanding restricted share units was approximately $24.1 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $17.1 million.

Share-Based Compensation

The impact on our results for share-based compensation for Verigy options, restricted share units and employee share purchases made under the Purchase Plan for the three and nine months ended July 31, 2010 and 2009, respectively, was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Cost of products and services	$1.0	$0.9	$2.6	$2.5
Research and development	0.7	0.6	1.7	1.6
Selling, general and administrative	3.5	3.4	10.5	10.0

Total share-based compensation expense	$5.2	$4.9	$14.8	$14.1

For the three and nine months ended July 31, 2010 and 2009, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of Verigy options granted during the three and nine months ended July 31, 2010, was $4.26 and $4.39 per share, respectively, and was determined using the Black-Scholes option pricing model. The tax benefit realized from equity compensation for the three and nine months ended July 31, 2010 and 2009 was insignificant.

As of July 31, 2010 and 2009, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $25.8 million and $30.5 million, respectively. We expect to recognize the compensation cost related to these share-based awards over a weighted average of 2.57 years.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three and nine months ended July 31, 2010 and 2009 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Risk-free interest rate for options	1.83%	1.75%	2.00%	1.63%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for options	52.8%	52.4%	49.7%	55.3%
Expected option life	4.50 years	4.34 years	4.43 years	4.44 years

Valuation Assumptions for the Purchase Plan

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Risk-free interest rate for ESPP	0.25%	0.35%	0.25%	0.35%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for ESPP	50.8%	51.9%	50.8%	51.9%
Expected ESPP life	6 months	6 months	6 months	6 months

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

We repurchased 2,834 thousand ordinary shares for approximately $55 million with a weighted average price per share of $19.25 under the 2008 and 2009 Repurchase Plans to date as of October 31, 2009. We did not repurchase any ordinary shares during the nine months ended July 31, 2010.

All repurchased shares are immediately retired and will not be available for future resale.

10.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Net income (loss)	$13	$(21)	$6	$(115)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	1	1
Change in unrealized gains (losses) on marketable securities and investments in other long-term assets, net of tax	—	3	—	2
Change in minimum pension liability, net of tax	—	—	1	—
Change in unrealized gains (losses) on derivative instruments qualifying as cash flow hedges, net of tax	—	2	(3)	8

Total comprehensive income (loss)	$13	$(15)	$5	$(104)

11.	ACQUISITION OF TOUCHDOWN TECHNOLOGIES

On June 15, 2009, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Touchdown. The consideration payable in the acquisition consists of contingent consideration payable based on revenue from probe card sales during a five year period beginning November 1, 2009. There is no minimum or maximum amount of contingent consideration payable pursuant to the acquisition agreement and we have not made any payments as of July 31, 2010.

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

Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of July 31, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of July 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of July 31, 2010 had a carrying value of $378 million, of which approximately $44 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we did not incur any other-than-temporary impairments during the three months ended July 31, 2010 related to our auction rate securities. We have recorded an unrealized loss within accumulated other comprehensive loss of approximately $0.2 million, primarily for our auction rate securities that are backed by pools of student loans as of July 31, 2010. We recognized a realized gain of $0.4 million on the sale of long-term investments for the nine months ended July 31, 2010. We did not recognize a gain or loss during the three months ended July 31, 2010.

Investments in money market funds include investments in the Reserve Funds. The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the nine months ended July 31, 2010 and recorded a realized gain of $0.1 million.

The following table summarizes our marketable security investments as of July 31, 2010:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$171	$—	$171
Certificate of deposits	6		6
U.S. government agency securities	53	—	53
Corporate debt securities	96	—	96

Total cash equivalents and short-term marketable securities	$326	$—	$326

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Long-term marketable securities:
Certificate of deposits	$8	$—	$8
Auction rate securities	44	—	44

Total long-term available for sale investments	$52	$—	$52

As Reported:
Cash equivalents			$180
Short-term marketable securities			146
Long-term marketable securities			52

Total at July 31, 2010			$378

The amortized cost, which is net of other-than-temporary impairment losses, and estimated fair value of cash equivalents and marketable securities classified as available for sale as of July 31, 2010 are shown in the table below by their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Less than 1 year	$299	$—	$299
Due in 1 to 2 years	35	—	35
Due after 2 years	44	—	44

Total at July 31, 2010	$378	$—	$378

14.	INVENTORY

Inventory, net of related reserves, consists of the following:

	July 31, 2010	October 31, 2009
	(in millions)
Raw materials	$42	$26
Finished goods	38	29

Total inventory	$80	$55

There were approximately $27 million of demonstration products included in finished goods inventory as of July 31, 2010, and $15 million as of October 31, 2009.

The total cost of products in the condensed consolidated statements of operations for the three months ended July 31, 2010 and 2009 included gross inventory-related provisions of $1.2 million and $2.9 million, respectively, for excess and obsolete inventory at our sites, as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, our gross margins were favorably impacted by the sale of previously written-down inventory of $2.4 million and $3.0 million, respectively, for the same periods.

For the nine months ended July 31, 2010 and 2009 total cost of products included gross inventory-related provisions of $4.3 million and $20.8 million, respectively, for excess and obsolete inventory. In addition, our gross margins were favorably impacted by the sale of previously written-down inventory of $8.0 million and $14.2 million, respectively, for the same periods.

15.	PROPERTY, PLANT AND EQUIPMENT, NET

	July 31, 2010	October 31, 2009
	(in millions)
Leasehold improvements	$13	$13
Software	21	21
Machinery and equipment	71	60

Total property, plant and equipment	105	94
Accumulated depreciation and amortization	(64)	(53)

Total property, plant and equipment, net	$41	$41

We recorded approximately $5 million and $4 million of depreciation and amortization expense for the three months ended July 31, 2010 and 2009, respectively. We recorded approximately $15 million and $12 million of depreciation and amortization expense for the nine months ended July 31, 2010 and 2009, respectively.

16.	OTHER (EXPENSE) INCOME, NET

The following table presents the components of other (expense) income, net for the three and nine months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Interest and other income	$1	$1	$3	$5
Net foreign currency loss	—	—	—	(1)
Interest expense	(2)	—	(6)	—

Other (expense) income, net	$(1)	$1	$(3)	$4

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

The following table presents the components of impairment of investments for the three and nine months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Impairment of cost-based investments	$—	$—	$—	$(6)
Impairment of auction rate securities	—	(2)	(1)	(10)

Impairment of investments	$—	$(2)	$(1)	$(16)

During the nine months ended July 31, 2010, we recorded a $1.0 million other-than-temporary impairment charge for our auction rate securities. During the nine months ended July 31, 2009, we incurred a $6.2 million charge related to the write-off of a cost method investment that was determined to be impaired on an other-than-temporary basis. We also recorded a $9.5 million other-than-temporary impairment charge during the same period for our auction rate securities.

17.	GOODWILL AND OTHER LONG-LIVED ASSETS

Our goodwill balance as of both July 31, 2010 and October 31, 2009 was $18 million and represents an allocation of goodwill recorded during our separation from Agilent in 2006. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

During fiscal year 2009, we recorded $2 million of intangible assets related to our acquisition of Touchdown with a weighted-average amortization period of 4 years. These assets will be amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of July 31, 2010 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

18.	GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity for the nine months ended July 31, 2010 and 2009 is shown in the table below:

	Nine Months Ended July 31,
	2010	2009
	(in millions)
Beginning balance at November 1,	$3	$5
Accruals for warranties issued during the period	3	3
Accruals related to pre-existing warranties (including changes in estimates)	(2)	—
Settlements made during the period	(2)	(5)

Ending balance at July 31,	$2	$3

In our condensed consolidated balance sheets, standard warranty accrual is presented within other current liabilities.

Also see Note 21, “Other Current Liabilities and Other Long-Term Liabilities.”

Extended Warranty

A summary of our extended warranty deferred revenue activity for the nine months ended July 31, 2010 and 2009 is shown in the table below:

	Nine Months Ended July 31,
	2010	2009
	(in millions)
Beginning balance at November 1,	$8	$16
Revenue recognized during the period	(5)	(9)
Deferral of revenue for new contracts	3	2

Ending balance at July 31,	$6	$9

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

The total charge for the three and nine months ended July 31, 2010 for these restructuring actions was approximately $1.0 million and $3.4 million, respectively, $0.6 million and $1.4 million were recorded within cost of sales in the respective periods and the remainder of which was recorded within operating expenses.

As of July 31, 2010, we had approximately $2.4 million of accrued restructuring liability included within other current liabilities on the condensed consolidated balance sheet. The accrued amount relates to severance and benefit payments and is expected to be primarily paid out by the end of fiscal year 2010.

The table below summarizes the impact to the statement of operations resulting from all restructuring actions for the three and nine months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Restructuring charges (included in cost of sales)	$0.6	1.0	$1.4	4.6
Restructuring charges (included in operating expenses)	0.4	1.1	2.0	7.4

Total restructuring charges	$1.0	$2.1	$3.4	$12.0

A summary of restructuring activity for all restructuring actions through July 31, 2010 is shown in the table below:

Workforce Reduction
(in millions)
Beginning balance at October 31, 2009	$4.9
Total charges	3.4
Cash payments	(4.0)
Other	(1.9)

Ending balance at July 31, 2010	$2.4

20.	RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

We recognize the funded status of our defined benefit post-retirement plans on our condensed consolidated balance sheets, and our changes in the funded status are reflected in comprehensive income.

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

For the three and nine months ended July 31, 2010, our matching expenses for our U.S. employees under the Verigy 401(k) plan were $0.7 million and $1.6 million, respectively, compared to $0.4 million and $1.5 million in the comparable periods in fiscal year 2009. We did not incur any expense for the Verigy profit sharing plans for both periods presented.

Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan. At June 1, 2006, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. For the three and nine months ended July 31, 2010, the amount of expenses recognized under the RMA plan were approximately $0.2 million and $0.5 million, respectively. For the nine months ended July 31, 2009, we recognized $0.4 million of expenses related to the RMA plan and recognized a nominal amount for the three months ended July 31, 2009. There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans. Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Costs for All U.S. and Non-U.S. Plans. The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for the three and nine months ended July 31, 2010 and 2009:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended July 31,
	2010	2009	2010	2009	2010	2009
	(in millions)
Defined benefit pension plan costs	$—	$—	$0.9	$1.4	$0.9	$1.4
Defined contribution pension plan costs	0.7	0.4	0.3	0.2	1.0	0.6
Non-pension post-retirement benefit costs	0.2	—	—	—	0.2	—

Total retirement-related plans costs	$0.9	$0.4	$1.2	$1.6	$2.1	$2.0

	U.S. Plans		Non-U.S. Plans		Total
	Nine Months Ended July 31,
	2010	2009	2010	2009	2010	2009
	(in millions)
Defined benefit pension plan costs	$—	$—	$2.7	$3.9	$2.7	$3.9
Defined contribution pension plan costs	1.6	1.5	0.7	0.7	2.3	2.2
Non-pension post-retirement benefit costs	0.5	0.4	—	—	0.5	0.4

Total retirement-related plans costs	$2.1	$1.9	$3.4	$4.6	$5.5	$6.5

Non-U.S. Defined Benefit. For the three and nine months ended July 31, 2010 and 2009, the net pension costs related to participation in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Service cost — benefits earned during the year	$0.8	$0.9	$2.2	$2.4
Interest cost on benefit obligation	0.8	0.9	2.5	2.7
Expected return on plan assets	(0.7)	(0.6)	(2.1)	(1.8)
Amortization and deferrals:
Actuarial loss	—	0.2	0.1	0.6

Total net plan costs	$0.9	$1.4	$2.7	$3.9

Measurement date. We use October 31 as the measurement date to measure our plan assets and benefit obligations for all of our non-U.S. plans and U.S. retiree medical account.

21.	OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current liabilities as of July 31, 2010 and October 31, 2009, were as follows:

	July 31, 2010	October 31, 2009
	(in millions)
Supplier liabilities	$6	$8
Derivatives	2	—
Restructuring accrual	2	5
Accrued warranty costs	2	3
Leases payable	1	2
Interest payable	—	2
Other taxes payable	3	5
Other	4	2

Total other current liabilities	$20	$27

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our current forecasted production and service and support needs. Also see Note 18, “Guarantees” for additional information regarding warranty accruals and Note 19, “Restructuring” for additional information regarding our restructuring accrual.

Other long-term liabilities as of July 31, 2010 and October 31, 2009, were as follows:

	July 31, 2010	October 31, 2009
	(in millions)
Long-term extended warranty and deferred revenue	$3	$3
Retirement plan accruals	23	24
Deferred acquisition credit (see note 11)	6	6
Long-term deferred compensation accrual	10	—

Total other long-term liabilities	$42	$33

The long-term deferred compensation accrual represents salaries and wages that have been deferred which can be used for early retirement for certain employees once local legal requirements are met. These amounts were previously reported as a current liability as part of employee compensation and benefits, however, during the three months ended April 30, 2010, employees made an election to utilize the accrual for long-term purposes and therefore were reclassified to long-term liabilities to comply with local legal requirements.

Also see Note 20, “Retirement Plans and Post-Retirement Benefits” for additional information regarding retirement plan accruals and Note 11, “Acquisition of Touchdown Technologies” for additional information regarding the deferred acquisition credit.

22.	COMMITMENTS AND CONTINGENCIES

As of July 31, 2010, there were no material changes in our capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2009.

At July 31, 2010, the total unrecognized tax benefits of $17.2 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $16.8 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $17.2 million would reduce our income tax provision if recognized.

Rent expense was $1.6 million and $1.8 million for the three months ended July 31, 2010 and 2009, respectively. Rent expense was $5.0 million for both nine months ended July 31, 2010 and 2009.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. As of July 31, 2010, there were no matters that impacted our condensed consolidated financial statements.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Net revenue from products:
SOC / SIP / High-Speed Memory	$119	$54	$271	$116
Memory	3	4	15	17

Net revenue from products	122	58	286	133
Net revenue from services	32	29	94	93

Total net revenue	$154	$87	$380	$226

Major customers

For the three months ended July 31, 2010, two of our customers accounted for 27.6% of our total net revenue, with one customer accounting for 15.8% and the other customer accounting for 11.8% of our total net revenue. For the three months ended July 31, 2009, one of our customers accounted for 24.8% of our total net revenue.

For the nine months ended July 31, 2010, one of our customers accounted for 15.9% of our total net revenue. For the nine months ended July 31, 2009, one of our customers accounted for 10.3% of our total net revenue.

Geographic Net Revenue Information:

Historically, we have provided revenue by geography based on where the revenue is billed versus where the products are shipped. Since our fourth quarter of fiscal year 2009, we have reported revenue by geography based on where the products are shipped. The amounts for the three and nine months ended July 31, 2009 were reclassified to conform to the presentation used for the three and nine months ended July 31, 2010.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
United States	$11	$13	$38	$39
Singapore	16	8	59	22
Taiwan	68	45	165	78
Japan	7	5	24	22
Korea	30	8	47	27
Rest of the World	22	8	47	38

Total net revenue	$154	$87	$380	$226

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Location of Property, Plant and Equipment Information:

	July 31, 2010	October 31, 2009
	(in millions)
United States	$16	$17
Singapore	11	11
Germany	6	4
Taiwan	5	5
Rest of the World	3	4

Total geographic location of property, plant and equipment	$41	$41

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements including, without limitation, statements regarding changes in the global economy and improvement in our market and the anticipated effect on our business, an increase in revenue in our 4rth fiscal quarter, manufacturing operations, research and development activities and expenses, variations in quarterly revenues and operating results, sales of new memory testers, our liquidity position, our foreign currency risk, our accumulated other comprehensive loss balance related to foreign exchange contracts, share-based compensation costs, sufficiency of our capital resources, the effect of foreign government regulations on our ability to conduct our operations, the potential impact of adopting new accounting pronouncements, expected revenue and operating results for future periods, where our sales are generated geographically, the quality of our marketable securities, the redeemability of our investments, our ability to meet our purchase commitments, liabilities related to restructuring actions, our obligation and assumptions about our retirement and post-retirement benefit plans, the effect of litigation on our financial position, and our lease payment obligations that involve risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” “estimate,” and similar terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

Overview

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. We offer a scalable platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, introduced in the third quarter of fiscal year 2009, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”) and consumer mixed-signal devices. During the third quarter of fiscal year 2009, we acquired the assets and business of Touchdown Technologies (“Touchdown”), Touchdown designs, manufactures and supports advanced memory probe cards.

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

As of July 31, 2010, we have installed more than 2,300 V93000 Series systems and nearly 2,600 V5000 Series systems worldwide. The V6000 Series systems and V101 began shipping in fiscal year 2009 and have not yet shipped in material quantities. We have a broad customer base which includes integrated device manufacturers (“IDMs”), fabless companies, and test subcontractors, also referred to as subcontractors or “OSAT” (outsourced sub-assembly and test) providers. OSATs include specialty assembly, package and test companies as well as wafer foundries, and companies that design, but contract with others for the manufacture of, integrated circuits (known as fabless design companies).

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

Amounts included in the accompanying condensed consolidated financial statements are expressed in U.S. dollars. Certain amounts in the condensed consolidated financial statements for the three and nine months ended July 31, 2009 were reclassified to conform to the presentation used for the three and nine months ended July 31, 2010.

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

Overview of Results

Our total net revenue for the three months ended July 31, 2010 was $154 million, up $67 million, or 77.0%, from the comparable period in fiscal year 2009, and up $34 million or 28.3% sequentially. The increase was primarily due to higher revenue from sales of our SOC platforms, representing growth of more than 100.0% from the same time last year reflecting broad-based strength in the SOC test market. Demand in the RF product segment remained strong particularly for smart phones, computers, digital TVs, internet infrastructure and wireless LAN applications. Tester utilization rates remained high and many of our customers are ramping their manufacturing into high volume to meet strong demand. We have experienced continued weakness in our memory business. There is inventory of many used memory systems in the market today. Once the supply is absorbed, we expect that there will be demand for new memory testers. Although the overall memory market remains challenging, we expect a rebound in the overall memory ATE demand in fiscal year 2011. We expect a slight improvement in total net revenue for the fourth quarter of fiscal year 2010.

As part of our restructuring actions that were implemented in fiscal year 2009, we instituted a number of temporary costs savings measures, including employee salary reductions and furloughs. Effective February 1, 2010, we restored full pay to our employees and eliminated furloughs. Although this has increased our overall expenses, we have continued to maintain tight financial management.

Our gross margin for the three months ended July 31, 2010 was 49.4%, an increase of 9.2 percentage points from the comparable period in fiscal year 2009. Gross margin improvement was primarily driven by higher revenue lower excess and obsolete inventory charges, savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009, and lower transition and restructuring charges. This was partially offset by the restoration of full pay and the elimination of furloughs mentioned above and an increase in variable compensation which is driven by profitability. We incurred restructuring charges of approximately $1.0 million during the three months ended July 31, 2010, compared to $2.1 million for the three months ended July 31, 2009. Our gross margin for the three months ended July 31, 2010 improved by 1.9 percentage points from 47.5% in the second quarter of fiscal year 2010. This sequential improvement was driven primarily by lower manufacturing transition costs as we have substantially completed our transition as of the end of our first quarter of fiscal year 2009 as well as higher sales of previously written down inventory.

Our research and development and selling, general and administrative expenses totaled $60 million in the third quarter of fiscal year 2010, up $6 million, or 11.1%, from the comparable period in fiscal year 2009, and up $5 million sequentially. The increase in these expenses from the comparable quarter of fiscal year 2009 were primarily driven by the restoration of full pay to our employees, higher variable pay and the incremental costs associated with our acquisition of Touchdown in June 2009. These increases in cost were partially offset by a $3.8 million in-process research and development charge recorded in the third quarter of 2009 related to our acquisition of Touchdown and cost savings from our restructuring actions that were put into effect at the beginning of fiscal year 2009.

This is the first quarter of profitability since the fourth quarter of fiscal year 2008. Net income for the three and nine months ended July 31, 2010 was $13 million and $6 million, respectively, compared to net loss of $21 million and $115 million in the comparable periods in fiscal year 2009. The year over year improvement from fiscal year 2009 reflects the increased revenue levels, higher gross margins, costs savings from our restructuring actions as well as lower restructuring and impairment charges. However, this was partially offset by the incremental operating costs associated with our acquisition of Touchdown in June 2009, the restoration of full pay and the elimination of furloughs, as well as higher variable compensation driven by the improvement in our financial results. For the nine months ended July 31, 2010, we generated $15 million in cash for operating activities. Our cash and cash equivalents balance as of July 31, 2010 was $247 million.

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

Over the past year, our product development efforts in memory and low end SOC as well as our acquisition of Touchdown have strengthened our product portfolio and have broadened our markets. As a result of these investments and the improving industry environment, we expect a modest improvement in total net revenue for the fourth quarter of fiscal year 2010.

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

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance for employers’ disclosures about post-retirement benefit plan assets. The new guidance provides revised guidance on the disclosure requirement of employers’ disclosures about pensions and other post-retirement benefits. It requires companies to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the level in which each asset is classified within the fair value hierarchy and a reconciliation for the period of plan assets that are measured using significant unobservable inputs. It is effective for fiscal years ending after December 15, 2009. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in our fourth quarter of fiscal year 2010.

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

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective for us in the second quarter of fiscal year 2010, except for the new disclosures related to Level 3 activities, which will be effective for us in the first quarter of fiscal year 2012. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in the first quarter of fiscal year 2012.

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical, with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for the semiconductor test equipment and services that we offer. Historically, our third and fourth fiscal quarters have tended to be our strongest quarters for new orders, while our first fiscal quarter has tended to be our weakest. We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products. The seasonality of our business is often masked to a significant extent by the high degree of cyclicality of the semiconductor industry. During the third quarter of fiscal year 2010, we continued to experience weakness in our memory business but have experienced an increase in our SOC business compared to the levels of revenue generated during the third quarter of fiscal year 2009. Due to our limited operating history, seasonality in orders, and the unpredictable cyclicality of our industry, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In future periods, the market price of our ordinary shares could decline if our revenue and results of operations are below the expectations of analysts and investors. Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of, and elsewhere in, this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Net revenue:
Products	79.2%	66.7%	75.3%	58.8%
Services	20.8	33.3	24.7	41.2

Total net revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	35.7	36.8	36.0	43.4
Cost of services	14.9	23.0	16.6	27.4

Total cost of sales	50.6	59.8	52.6	70.8

Gross margin (1)	49.4	40.2	47.4	29.2
Operating expenses:
Research and development	16.3	28.7	18.4	31.0
Selling, general and administrative	22.7	33.3	25.3	38.9
Restructuring charges	—	1.2	0.5	3.1

Total operating expenses	39.0	63.2	44.2	73.0
Loss from operations	10.4	(23.0)	3.2	(43.8)
Other (expense) income, net	(0.7)	1.2	(0.8)	1.8
Impairment of investments	—	(2.3)	(0.3)	(7.1)

Income (loss) before income taxes	9.7	(24.1)	2.1	(49.1)
Provision for income taxes	1.3	—	0.5	1.8

Net income (loss)	8.4%	(24.1)%	1.6%	(50.9)%

(1)	Gross margin represents the ratio of gross profit to total net revenue.

Net Revenue

	Three Months Ended July 31,		2010 over 2009 Change	Nine Months Ended July 31,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)			($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$119	$54	120.4%	$271	$116	133.6%
As a percent of total net revenue	77.3%	62.1%		71.3%	51.3%
Memory	$3	$4	(25.0)%	$15	$17	(11.8)%
As a percent of total net revenue	1.9%	4.6%		4.0%	7.5%

Net revenue from products	$122	$58	110.3%	$286	$133	115.0%

Net revenue from services	$32	$29	10.3%	$94	$93	1.1%
As a percent of total net revenue	20.8%	33.3%		24.7%	41.2%

Total net revenue	$154	$87	77.0%	$380	$226	68.1%

Historically, we have provided revenue by geography based on where the revenue is billed versus where the products are shipped. Since our fourth quarter of fiscal year 2009, we have reported revenue by geography based on where the products are shipped. The amounts for the three and nine months ended July 31, 2009 were reclassified to conform to the presentation used for the three and nine months ended July 31, 2010.

Our net revenues by geographic region for the three and nine months ended July 31, 2010 and 2009 are as follows:

	Three Months Ended July 31,		2010 over 2009 Change	Nine Months Ended July 31,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)			($ in millions)
North America	$11	$14	(21.4)%	$38	$41	(7.3)%
As a percent of total net revenue	7.1%	16.1%		10.0%	18.1%
Europe	$9	$4	125.0%	$22	$26	(15.4)%
As a percent of total net revenue	5.9%	4.6%		5.8%	11.5%
Asia	$134	$69	94.2%	$320	$159	101.3%
As a percent of total net revenue	87.0%	79.3%		84.2%	70.4%

Total net revenue	$154	$87	77.0%	$380	$226	68.1%

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

Net revenue in the three months ended July 31, 2010 was $154 million, an increase of $67 million, or 77.0%, from $87 million achieved in the three months ended July 31, 2009. This marks the sixth consecutive quarter of increasing revenue. The increase was primarily due to higher revenue from sales of our SOC platforms, representing growth of more than 100.0% from the same time last year reflecting broad-based strength in the SOC test market. Demand in the RF product segment remained strong particularly for smart phones, computers, digital TVs, internet infrastructure and wireless LAN applications. Tester utilization rates remained high and many of our customers are ramping their manufacturing into high volume to meet strong demand. We experienced continued weakness in our memory business. There is inventory of many used memory systems in the market today. Once the supply is absorbed, we expect that there will be demand for new memory testers. Although the overall memory market remains challenging, we expect a rebound in the overall memory ATE demand in fiscal year 2011. We expect a slight improvement in total net revenue for the fourth quarter of fiscal year 2010.

We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 92.9% and 83.9% of total net revenue in the three months ended July 31, 2010 and 2009, respectively. Net revenue in North America as a percentage of total net revenue was lower by 9.0 percentage points in the three months ended July 31, 2010, compared to the three months ended July 31, 2009, while net revenue in Asia as a percentage of total net revenue, was higher by 7.7 percentage points in the three months ended July 31, 2010, compared to the three months ended July 31, 2009.

We expect a majority of our sales to continue to be generated in Asia as semiconductor manufacturing activities continue to concentrate in that region.

Service revenue for the three months ended July 31, 2010 accounted for $32 million, or 20.8% of net revenue, compared to $29 million, or 33.3% of net revenue in the three months ended July 31, 2009. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. We expect to see a gradual increase in service revenue over time as product sales begin to increase.

Net revenue in the nine months ended July 31, 2010, was $380 million, an increase of $154 million, or 68.1%, from the $226 million achieved in the comparable prior period. Net product revenue in the nine months ended July 31, 2010 was $286 million, an increase of $153 million, or 115.0%, from the $133 million achieved in the comparable prior period.

Service revenue for the nine months ended July 31, 2010 accounted for $94 million, or 24.7% of net revenue, compared to $93 million, or 41.2% of net revenue for the nine months ended July 31, 2009.

Cost of Sales

Cost of Products

	Three Months Ended July 31,		2010 over 2009 Change	Nine Months Ended July 31,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)			($ in millions)
Cost of products	$55	$32	71.9%	$137	$98	39.8%
As a percent of product revenue	45.1%	55.2%		47.9%	73.7%

Cost of Products. Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The increase in cost of products of approximately $23 million in the three months ended July 31, 2010, compared to the three months ended July 31, 2009, was primarily due to the increase in sales of our SOC products. Cost of products included $0.6 million of restructuring expense in the three months ended July 31, 2010, compared to $1.0 million of such charge in the three months ended July 31, 2009. Cost of products also included $0.7 million of share-based compensation expense in the three months ended July 31, 2010, compared to $0.6 million of such charge in the three months ended July 31, 2009.

Cost of products as a percent of net product revenue decreased by 10.1 percentage points in the three months ended July 31, 2010, compared to the three months ended July 31, 2009, primarily driven by lower excess and obsolete inventory charges, savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009, lower transition costs, as well as significantly higher gross margin generated by our SOC business due to the higher volume of revenue. This was partially offset by the restoration of full pay and the elimination of furloughs, as well as higher variable compensation driven by the improvement in our financial results.

Gross excess and obsolete inventory-related charges in the three months ended July 31, 2010 and 2009 were $1.2 million and $2.9 million, respectively. We also sold previously written down inventory of $2.4 million and $3.0 million in the three months ended July 31, 2010 and 2009, respectively. The sales of previously written down inventory improved our gross margins on product sales by approximately 0.9 percentage points in the three months ended July 31, 2010 and 3.0 percentage points in the three months ended July 31, 2009.

The increase in cost of products of approximately $39 million in the nine months ended July 31, 2010, compared to the nine months ended July 31, 2009, was primarily due to the increase in sales of our SOC products. Cost of products included $1.4 million of restructuring expense in the nine months ended July 31, 2010, compared to $4.6 million of such charge in the nine months ended July 31, 2009. Cost of products also included $1.8 million of share-based compensation expense in the nine months ended July 31, 2010, compared to $1.6 million of such charge in the nine months ended July 31, 2009.

Cost of products as a percent of net product revenue decreased by 25.8 percentage points in the nine months ended July 31, 2010, compared to the nine months ended July 31, 2009, primarily driven by lower excess and obsolete inventory charges, savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 as well as significantly higher gross margin generated by our SOC business due to the higher volume of revenue. This was partially offset by incremental costs incurred for our manufacturing transition, the restoration of full pay and the elimination of furloughs, as well as higher variable compensation driven by the improvement in our financial results.

Gross excess and obsolete inventory-related provisions in the nine months ended July 31, 2010 and 2009 were $4.3 million and $20.8 million, respectively. We sold previously written down inventory for $8.0 million and $14.2 million in the nine months ended July 31, 2010 and 2009, respectively. The sales of previously written down inventory increased gross margin by approximately 1.4 percentage points and 8.8 percentage points for the nine months ended July 31, 2010 and 2009, respectively.

As of July 31, 2010, we held $80 million of inventory, net of $48 million of reserves, composed of $42 million of raw materials and $38 million of finished goods. Raw materials include approximately $14 million of support inventory. We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended July 31,		2010 over 2009 Change	Nine Months Ended July 31,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)			($ in millions)
Cost of services	$23	$20	15.0%	$63	$62	1.6%
As a percent of service revenue	71.9%	69.0%		67.0%	66.7%

Cost of Services. Cost of services includes cost of field service and support personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services for the three months ended July 31, 2010 was $3 million higher compared to the three months ended July 31, 2009. Cost of services as a percent of service revenue increased by 2.9 percentage points, from 69.0% in the three months ended July 31, 2009 to 71.9% in the three months ended July 31, 2010. This slight margin decrease reflected the restoration of full pay and the elimination of furloughs as well as higher variable compensation driven by the improvement in our financial results. This was slightly offset by cost savings from our restructuring actions. Our cost of services included $0.3 million of share-based compensation expense in both the three months ended July 31, 2010 and 2009.

Cost of services for the nine months ended July 31, 2010 was higher in both absolute amount and as a percent of the related revenue than the nine months ended July 31, 2009. Cost of services as a percent of service revenue increased by 0.3 percentage points, from 66.7% in the nine months ended July 31, 2009 to 67.0% in the nine months ended July 31, 2010. This slight margin decrease reflected the restoration of full pay and the elimination of furloughs, as well as higher variable compensation driven by the improvement in our financial results. This was slightly offset by cost savings from our restructuring actions. Our cost of services also included $0.8 million and $0.9 million of share-based compensation expense in the nine months ended July 31, 2010 and 2009, respectively.

As a percent of service revenue, cost of services will vary depending on a variety of factors, including the effect of price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended July 31,		2010 over 2009 Change	Nine Months Ended July 31,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)		($ in millions)
Research and development	$25	$25	—	$70	$70	—
As a percent of total net revenue	16.3%	28.7%		18.4%	31.0%

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

Research and development expense during the three months ended July 31, 2010 was flat compared to the same time last year. Research and development expense as a percentage of revenue decreased by 12.4 percentage points from 28.7% in the three months ended July 31, 2009 to 16.3% in the three months ended July 31, 2010. The decrease in research and development expense as a percent of revenue reflected the significantly higher revenue levels in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009. Although research and development costs were flat in absolute dollars compared to the same time last year, it reflects an incremental increase related to our acquisition of Touchdown, the restoration of full pay and elimination of furloughs, as well as higher variable compensation driven by the improvement in our financial results. This was partially offset by cost savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009. In addition, during the three months ended July 31, 2009, we incurred a $3.8 million non-recurring charge to write down purchased intellectual property. Research and development expense included $0.7 million and $0.6 million of share-based compensation expense for the three months ended July 31, 2010 and 2009, respectively.

Research and development expense during the nine months ended July 31, 2010 was flat compared to the same time last year. Research and development as a percentage of revenue decreased by 12.6 percentage points from 31.0% in the nine months ended July 31, 2009 to 18.4% in the nine months ended July 31, 2010. This decrease was primarily due to the significantly higher revenue levels in the nine months ended July 31, 2010, compared to the same period last year. Although research and development costs were flat in absolute dollars compared to the same time last year, it reflects an incremental increase related to our acquisition of Touchdown, the restoration of full pay and elimination of furloughs, as well as higher variable compensation driven by the improvement in our financial results. This was partially offset by cost savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009. In addition, during the nine months ended July 31, 2009, we incurred a $3.8 million non-recurring charge to write down purchased intellectual property. Research and development expense also included $1.7 million of share-based compensation expense for the nine months ended July 31, 2010, compared to $1.6 million of such charges in the nine months ended July 31, 2009.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Three Months Ended July 31,		2010 over 2009 Change	Nine Months Ended July 31,		2010 over 2009 Change
	2010	2009		2010	2009
	($ in millions)
Selling, general and administrative	$35	$29	20.7%	$96	$88	9.1%
As a percent of total net revenue	22.7%	33.3%		25.3%	38.9%

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

Selling, general and administrative expense increased by $6 million in absolute dollars in the three months ended July 31, 2010, compared to the three months ended July 31, 2009. The increase was due to incremental operating expenses related to our acquisition of Touchdown, the restoration of full pay and elimination of furloughs, as well as higher variable compensation driven by the improvement in our financial results. This was partially offset by costs savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 and lower restructuring charges. Selling, general and administrative expense included approximately $3.5 million of share-based compensation expenses in the three months ended July 31, 2010, compared to $3.4 million of such expenses in the three months ended July 31, 2009.

Selling, general and administrative expense increased 9.1% to $96 million for the nine months ended July 31, 2010, compared to the nine months ended July 31, 2009. The increase was due to incremental operating expenses related to our acquisition of Touchdown, the restoration of full pay and elimination of furloughs, as well as higher variable compensation driven by the improvement in our financial results. This was partially offset by costs savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 and lower restructuring charges. Selling, general and administrative expenses included approximately $10.5 million of share-based compensation expenses in the nine months ended July 31, 2010, compared to $10.0 million of such charges in the nine months ended July 31, 2009.

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

The total charge for the three and nine months ended July 31, 2010 for these restructuring actions was approximately $1.0 million and $3.4 million, respectively, $0.6 million and $1.4 million were recorded within cost of sales in the respective periods and the remainder of which was recorded within operating expenses.

As of July 31, 2010, we had approximately $2.4 million of accrued restructuring liability included within other current liabilities on the condensed consolidated balance sheet. The accrued amount relates to severance and benefit payments and is expected to be primarily paid out by the end of fiscal year 2010.

Other (expense) income, net

The following table presents the components of other (expense) income, net for the three and nine months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Interest and other income	$1	$1	$3	$5
Net foreign currency loss	—	—	—	(1)
Interest expense	(2)	—	(6)	—

Other (expense) income, net	$(1)	$1	$(3)	$4

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

The following table presents the components of impairment of investments for the three and nine months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
	(in millions)
Impairment of cost-based investments	$—	$—	$—	$(6)
Impairment of auction rate securities	—	(2)	(1)	(10)

Impairment of investments	$—	$(2)	$(1)	$(16)

During the nine months ended July 31, 2010, we recorded a $1.0 million other-than-temporary impairment charge for our auction rate securities. During the nine months ended July 31, 2009, we incurred a $6.2 million charge related to the write-off of a cost method investment that was determined to be impaired on an other-than-temporary basis. We also recorded a $9.5 million other-than-temporary impairment charge during the same period for our auction rate securities.

Provision for Income Taxes

For the three months ended July 31, 2010 and 2009, we recorded an income tax provision of approximately $1.8 million and $0.2 million, or effective tax rates of 12.1% and (1.1)%, respectively. In addition, during the nine months ended July 31, 2010 and 2009, we recorded an income tax provision of approximately $2.1 million and $4.1 million, or effective tax rates of 27.5% and (3.6)%, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions in which we operate, restructuring and other one-time charges, as well as discrete events, such as tax settlements.

At July 31, 2010, the total unrecognized tax benefits of $17.2 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $16.8 million of unrecognized tax benefits which are reflected in other long-term liabilities. Unrecognized tax benefits of $17.2 million would reduce our income tax provision if recognized.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We have approximately $2.2 million of accrued interest and penalties as of July 31, 2010 and approximately $1.7 million of accrued interest and penalties as of July 31, 2009.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. Our 2006 through 2009 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. During the three months ended July 31, 2010, the Internal Revenue Service completed its audit of our federal income tax returns for fiscal years 2006 and 2007, which did not result in a material impact to our unrecognized tax benefits and financial statements. However, as a result of uncertainties regarding the timing of the completion of tax audits and their possible outcomes, we can not estimate whether we would have a material change in our unrecognized tax benefits over the next twelve months.

Goodwill and Long-Lived Assets

Our goodwill balance as of both July 31, 2010 and October 31, 2009 was $18 million and represents an allocation of goodwill recorded during our separation from Agilent in 2006. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

During fiscal year 2009, we recorded $2 million of intangible assets related to our acquisition of Touchdown with a weighted-average amortization period of 4 years. These assets will be amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of July 31, 2010 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Financial Condition

Liquidity and Capital Resources

As of July 31, 2010, we had $247 million in cash and cash equivalents, compared to $197 million as of October 31, 2009. This increase in cash was primarily due to cash proceeds from the maturities and sale of available for sale marketable securities, as well as the $6 million of net income generated for the nine months ended July 31, 2010.

Net Cash Provided by (Used in) Operating Activities

In the nine months ended July 31, 2010, we generated $15 million in cash for operating activities, compared to $95 million used in the nine months ended July 31, 2009. The $15 million cash generated during the nine months ended July 31, 2010, was primarily a result of $6 million of net income, and increases of $30 million in payables, $13 million in deferred revenue as a result of deferral of our service and support contracts which are typically amortized over time, $4 million in employee compensation and benefits, and $1 million in income taxes and other taxes payable. Also during the nine months ended July 31, 2010, we had non-cash charges of $15 million from depreciation and amortization expense, $4 million from gross excess and obsolete inventory provisions, $15 million of net share-based compensation costs, and a $1 million impairment of an investment. These impacts were partially offset by increases of $31 million in receivables as a large portion of revenue was generated during the last month of the quarter, and $30 million in inventory as we placed more evaluation testers at our customer sites, as well as a result of purchases of some critical raw material components. We also had a change of net assets of $13 million in other current assets and liabilities.

In the nine months ended July 31, 2009, we used $95 million in cash for operating activities. The $95 million used during the nine months ended July 31, 2009, was primarily a result of $115 million of net loss, an increase of $5 million in inventory, and decreases of $30 million in payables, $13 million in employee compensation and benefits, $23 million in deferred revenue, $2 million in income tax and other taxes payable, and a change in net assets of $9 million in other current assets and liabilities. This was offset by a $35 million reduction in receivables as a result of customer payments. Also, during the nine months ended July 31, 2009, we had non-

cash charges of $12 million from depreciation and amortization expense, $4 million from an in-process research and development charge related to our acquisition of Touchdown, $21 million from gross excess and obsolete inventory provisions, $14 million of net share-based compensation costs and a $16 million impairment of marketable securities and a cost method investment.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in the nine months ended July 31, 2010 was $32 million, compared to $96 million provided in the nine months ended July 31, 2009. The net cash provided was generated by the proceeds from the maturities and sale of available for sale marketable securities of $221 million and the proceeds from disposition of assets of $3 million. This was partially offset by purchases of available for sale marketable securities of $178 million and investments made for property, plant and equipment of $14 million. Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of July 31, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of July 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of July 31, 2010 had a carrying value of $378 million, of which approximately $44 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we did not incur any other-than-temporary impairments during the three months ended July 31, 2010 related to our auction rate securities. We have recorded an unrealized loss within accumulated other comprehensive loss of approximately $0.2 million, primarily for our auction rate securities that are backed by pools of student loans as of July 31, 2010. We recognized a realized gain of $0.4 million on the sale of long-term investments for the nine months ended July 31, 2010. We did not recognize a gain or loss during the three months ended July 31, 2010.

Investments in money market funds include investments in the Reserve Funds. The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the nine months ended July 31, 2010 and recorded a realized gain of $0.1 million.

Net cash provided by investing activities in the nine months ended July 31, 2009 was $96 million. The net cash generated was primarily related to the proceeds from the maturities and sale of available for sale marketable securities of $156 million and proceeds from the disposition of assets of $2 million. This was partially offset by purchases of available for sale marketable securities of $57 million and investments made for property, plant and equipment of $5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3 million for the nine months ended July 31, 2010, compared to $136 million provided in the nine months ended July 31, 2009. The $3 million net cash provided by financing activities in the nine months ended July 31, 2010 was comprised of approximately $3 million from the issuance of shares under the employee stock plans including contributions by participants to our employee shares purchase plan, pursuant to which 285,899 shares and 355,025 shares were issued in the first and third quarter of fiscal year 2010, respectively.

Net cash provided by financing activities in the nine months ended July 31, 2009 was $136 million. The $136 million net cash provided in the nine months ended July 31, 2009 was comprised of net cash proceeds of $133 million from the issuance of $138 million of convertible senior notes, $5 million from the issuance of shares under the employee stock plans including contributions by participants to our employee shares purchase plan, pursuant to which 375,885 shares and 369,376 shares were issued in the first and third quarter of fiscal year 2009, offset by approximately $2 million of repurchases of our ordinary shares made pursuant to the repurchase program approved by our shareholders in the second quarter of fiscal year 2008.

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

We believe that existing cash, cash equivalents and short-term marketable securities of $393 million as of July 31, 2010, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least for the next twelve months. However, we may require or choose to obtain debt or equity financing in the future. It is uncertain that additional financing, if needed, will be available on favorable terms, or at all.

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

The following table summarizes our contractual obligations at July 31, 2010 (in millions):

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Operating and capital leases	$49	$11	$16	$15	$7
Commitments to contract manufacturers and suppliers	120	120	—	—	—
Other purchase commitments	37	37	—	—	—
Convertible senior note and related interest	167	7	15	145	—
Long-term liabilities	36	—	3	—	33

Total	$409	$175	$34	$160	$40

The contractual obligations table excludes our long-term income taxes payable liabilities and earn out payments related to our acquisition in Touchdown because we cannot make a reliable estimate of the timing of cash payments. As of July 31, 2010, we had total unrecognized tax benefits of $17.2 million, of which $16.8 million is reflected in other long-term liabilities, with the remaining $0.4 million netted against the related deferred tax assets.

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

Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and, historically, we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Approximately 54% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $6 million as of July 31, 2010, and $8 million as of October 31, 2009. These amounts are included in other current liabilities in our condensed consolidated balance sheets at July 31, 2010 and October 31, 2009.

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

Long-term liabilities. Long-term liabilities relate primarily to $23 million of defined benefit and defined contribution retirement obligations, $3 million of extended warranty and deferred revenue obligations, a $6 million deferred acquisition credit related to the Touchdown acquisition and $10 million of long-term deferred compensation accrual. Upon our separation from Agilent, the defined benefit plans for our employees located in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date. We expect expenses of approximately $4 million in fiscal year 2010 for the retirement plans. We made approximately $3 million of contributions to the retirement plans for the nine months ended July 31, 2010.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of July 31, 2010 or October 31, 2009.

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

These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of July 31, 2010, the fair value of foreign currency forward contracts designated as cash flow hedges was approximately $2.1 million. This amount is included within current liabilities and the related loss of $1.5 million (net of tax of $0.6 million) is included within unrealized losses in accumulated other comprehensive loss.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of July 31, 2010, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact on our condensed consolidated financial position, results of operations or cash flows as of July 31, 2010, and our interest income would have increased by approximately $0.3 million for the nine months ended July 31, 2010.

Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of July 31, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of July 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of July 31, 2010 had a carrying value of $378 million, of which approximately $44 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we did not incur any other-than-temporary impairments during the three months ended July 31, 2010 related to our auction rate securities. We have recorded an unrealized loss within accumulated other comprehensive loss of approximately $0.2 million, primarily for our auction rate securities that are backed by pools of student loans as of July 31, 2010. We recognized a realized gain of $0.4 million on the sale of long-term investments for the nine months ended July 31, 2010. We did not recognize a gain or loss during the three months ended July 31, 2010.

Investments in money market funds include investments in the Reserve Funds. The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds are no longer classified as cash and cash equivalents. We have classified these investments as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the nine months ended July 31, 2010 and recorded a realized gain of $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2010, pursuant to and as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2010, our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of July 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and financial results continue to be affected by worldwide economic conditions. Throughout 2009, the semiconductor industry experienced a severe downturn fueled by the deteriorating global economic climate that drove companies to reassess their use of cash. As a result, many of our customers undertook restructuring activities and significantly cost cuts and capital spending, which adversely affected our operating results. While our revenue increased in the third quarter, we can not be certain that market conditions will continue to improve or that we can sustain our level of revenue. Slow or negative growth in the domestic economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. If the market conditions deteriorate it may negatively affect sales of our products and services, and we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our operating results, cash flow and liquidity.

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

Our cost saving actions may harm our operations and may not be sufficient to maintain or sustain profitability.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor designers and manufacturers and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services. Consolidation in the semiconductor industry is increasing this concentration. As a result of the concentration in the industry, our revenue is typically concentrated among a relatively small number of customers in any given period. For the three months ended July 31, 2010, revenue from our top ten customers accounted for approximately 66.1% of our total net revenue, with two customers individually accounting for more than 10% of our total net revenue. For the nine months ended July 31, 2010, revenue from our top ten customers accounted for approximately 59.5% of our total net revenue, with one customer individually accounting for more than 10% of our total net revenue. We expect that sales of our products will continue to be concentrated with a limited number of large customers for the foreseeable future. Our financial results will depend in large part on this concentrated base of customers’ sales and business results. Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

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

Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers’ orders. In order to meet anticipated demand, we must order components and build some inventory before we actually receive purchase orders, which includes inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. Our results could be harmed if we do not accurately estimate our customers’ product demands and are unable to adjust our purchases with market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products, including securing sufficient capacity from our contract manufacturers. During a market downturn, we could have excess inventory that we would not be able to sell, resulting in inventory write-downs and in potential related liabilities to our contract manufacturing partners. For the nine months ended July 31, 2010, we recorded gross inventory-related provisions of $4.3 million. Having insufficient or excess inventory could have a material adverse effect on our business, financial condition and results of operations.

Further, if we do not successfully manage the introduction of our new products and estimate customer demand for such products, our ability to sell existing inventory may be adversely affected. If demand for our new products exceeds our projections, we might have insufficient quantities of products for sale to our customers, which could cause us to miss opportunities to increase revenues during market upturns. If our projections exceed demand for our new products or if some of our customers cancel their current orders for our old products in anticipation of our new products, we may have excess inventories of our products and excess obsolete inventories, which could result in material future inventory write-downs that would adversely affect our financial performance.

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

As of July 31, 2010, all of our auction rate securities experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of July 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

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

Currently, we do not maintain a valuation allowance for any deferred tax assets, except for capital losses, as we believe that it is more likely than not that all deferred tax assets will be realized. If we generate significant losses, we may be required to establish a valuation for deferred tax assets depending on our future profitability. This would result in an incremental tax provision and could adversely impact our results of operations.

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

We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). We were not classified as a PFIC in the first half of fiscal year 2010 or in any prior taxable year. Whether we will, in fact, be classified as a PFIC for any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. There can be no assurance that we will not be classified as a PFIC in the future or the Internal Revenue Service will not challenge our determination concerning PFIC status for any prior period.

At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors.

The trading price of our ordinary shares has at times fluctuated significantly. For example, during the three months ended July 31, 2010, the trading price of our ordinary shares ranged from a low of $7.50 to a high of $12.45. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number		Incorporated By Reference
	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

4.2	Indenture, dated as of July 15, 2009, between Verigy Ltd. and U.S. Bank National Association, as trustee	8-K	000-52038	4.1	7/15/2009

4.3	Form of Note for Verigy Ltd.’s 5.25% Convertible Senior Notes due 2014	8-K	000-52038	4.1	7/15/2009

10.1*	Deferred Compensation Payout Agreement between Verigy and Hans-Juergen Wagner, dated August 5, 2010.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Verigy, Ltd. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 2, 2010	By:	/S/ ROBERT J. NIKL
ROBERT J. NIKL
Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference
	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

4.2	Indenture, dated as of July 15, 2009, between Verigy Ltd. and U.S. Bank National Association, as trustee	8-K	000-52038	4.1	7/15/2009

4.3	Form of Note for Verigy Ltd.’s 5.25% Convertible Senior Notes due 2014	8-K	000-52038	4.1	7/15/2009

10.1*	Deferred Compensation Payout Agreement between Verigy and Hans-Juergen Wagner, dated August 5, 2010.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Verigy, Ltd. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.