Form 10-K
period 2010-10-31
Verigy Ltd.
filed 2010-12-13
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of April 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $705 million based upon the closing sale price of our ordinary shares on The NASDAQ Global Select Market.

As of December 8, 2010, there were 60,522,738 outstanding ordinary shares of Verigy Ltd.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2011 Annual General Meeting of Shareholders, which will be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended October 31, 2010, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding the anticipated effects of our restructuring actions, our plans to attain profitability, the continuing trend of revenue growth, our strategy, the effectiveness of our flexible operating model, anticipated revenue from Touchdown Technologies, the possibility that the Advantest proposal might lead to a superior proposal; potential or expected benefits and synergies from the proposed merger with LTX-Credence Corporation, recovery and growth of the SOC and memory markets, our research and development activities and expenses, variations in quarterly revenues and operating results, our future effective tax rate, our liquidity position, our foreign currency risk, the potential impact of adopting new accounting pronouncements, our potential future financial results, the quality of our marketable securities, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, and our lease payment obligations, each of which involves risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” “intends” and similar terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to risks and uncertainties, including, but not limited to, macroeconomic conditions, unforeseen changes in demand for semiconductors and semiconductor test solutions, the strength of our customers and their businesses, market acceptance of Verigy’s existing and newly introduced products, inability to agree on the parameters of our discussions with Advantest, the actions of LTX-Credence in response to any discussions with Advantest, the results of discussions with Advantest, the impact of actions of other parties with respect to any discussions with Advantest and the potential consummation of the proposed merger with LTX-Credence, the commencement of litigation relating to the discussions or to the proposed merger with LTX-Credence, changes in the proposal from Advantest, failure of our shareholders and/or the LTX-Credence shareholders to approve the proposed merger, the challenges and cots of closing, integrating, restructuring and achieving anticipated synergies from the merger, any changes in the proposed transaction with LTX-Credence Corporation and various other factors, including those discussed under “Part I, Item 1A, Risk Factors” and elsewhere in this report.

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

We offer a scalable platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, introduced in the third quarter of fiscal year 2009, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”) and consumer mixed-signal devices. During the third quarter of fiscal year 2009, we acquired the assets and business of Touchdown Technologies (“Touchdown”), a privately held company. Touchdown designs, manufactures and supports advanced memory probe cards.

Each of our test platforms is scalable across different frequency ranges, pin counts and numbers of devices under simultaneous test. The test platforms’ flexibility also allows for a single test system to test a wide range of semiconductor device applications. Our platform strategy allows us to optimize operational efficiencies such as research and development investments, engineering headcount, support requirements and inventory risk. This platform strategy also provides economic benefits to our customers by allowing them to bring their complex, feature-rich semiconductor devices to market quickly and to reduce their overall costs. In addition to our test platforms, our product portfolio includes advanced analysis as well as consulting and service and support offerings such as start-up assistance, application services and system calibration and repair.

As of October 31, 2010, we have installed close to 2,400 V93000 Series systems and nearly 2,600 V5000 Series systems worldwide. The V6000 Series systems and V101 began shipping in fiscal year 2009 and have not yet shipped in material quantities. We have a broad customer base which includes integrated device manufacturers (“IDMs”), fabless companies, and test subcontractors, also referred to as subcontractors or “OSAT” (outsourced sub-assembly and test) providers. OSATs include specialty assembly, package and test companies as well as wafer foundries, and companies that design, but contract with others for the manufacture of, integrated circuits (known as fabless design companies).

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

•            Non-Memory.    The non-memory market includes testers designed to test very complex, highly integrated semiconductors such as SOCs and SIPs, as well as testers for testing less complex semiconductors such as MCUs. SOCs and SIPs are semiconductors that integrate the functionality of multiple individual ICs onto a single IC or package, and often contain both digital and analog functionalities, including radio frequency (“RF”) capabilities, communication interfaces and embedded memory. By combining multiple technologies onto a single, more complex chip or package, these devices provide the benefits of lower cost, smaller size, higher performance and lower power consumption and facilitate faster time-to-market which is critical for products targeted to the consumer electronics market. MCUs are small, generally single purpose semiconductors designed for small or dedicated applications ranging from home appliances to toys.

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

•            Non-Memory.    The continuous integration of different functionality in fewer chips enables manufacturers of a wide range of goods to create new, more feature rich and often smaller products (like Smart Phones), in turn driving growth in demand for semiconductors. This generates demand for testers to test new semiconductors incorporating new technologies and/or smaller geometries (“technology buys”) and also creates demand for testers to test the increased volume of semiconductor devices being manufactured (“capacity buys”). The integration of computing, communication connectivity, and consumer oriented technologies is currently a strong driver in this industry.

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

¡             Flash.    The main application for flash memory is in consumer products such as MP3 players, cell phones, digital cameras and other handheld devices. An emerging trend is replacing hard disk (magnetic disk) drives with solid state (memory IC devices) disk drives (SSDs). This trend is enabled by the declining cost of flash memory combined with the better reliability and lower power consumption of solid state memory products compared to those with moving parts.

¡             DRAM.    The main application for DRAM is in the PC marketplace. Historically, growth in DRAM has been tied to the computer operating systems such as Windows XP and Vista, and to the memory intensity of mainstream software applications. Most PCs today are running with 32 bit operating systems which limit the total useable memory to 3.5 gigabytes. The emerging 64 bit operating systems remove this limitation and are expected to drive the next big growth in DRAM usage. The transition to 64 bit systems is expected to start with the server market within the next couple of years with PCs following 2 – 3 years after that. The market for DRAM devices historically has been characterized by extreme volatility with multi-year periods (typically three to four years) of substantial market growth (measured in aggregate revenues of DRAM manufacturers) followed by one or two years of decline. In addition to this general cyclicality, the DRAM market was particularly hard hit by the global economic difficulties experienced in fiscal year 2009.

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

•            Meeting the needs of test subcontractors

Outsource assembly and test providers or “OSATs” (also referred to as test subcontractors) face specific test challenges. Subcontractors provide test services to a diverse group of semiconductor designers and manufacturers, which include both fabless design companies and IDMs. As a result, subcontractors are continually challenged to provide the capabilities to test a wide range of ICs. Optimizing the utilization of a subcontractor’s installed capital equipment is therefore important to its success. In order to optimize this utilization, subcontractors require flexible semiconductor test systems that are capable of testing a broad spectrum of ICs. Additionally, subcontractors require systems that can test ICs with varying pin counts while maintaining cost efficiencies and high throughput levels. For this reason, test solutions providers who fail to offer scalable and flexible architectures, as well as a breadth of application expertise, may fall short in meeting the needs of subcontractors.

Our Solution

We design, develop, manufacture, sell and support advanced test solutions for the semiconductor industry. Unlike competitors who provide multiple platforms for testing similar devices, we provide a single scalable platform for testing each of the general categories of devices for which we offer test solutions: SOC/SIP, memory and MCUs. As part of our scalable platform strategy, we develop and offer performance and capability enhancements to our platforms. Our V93000 Series platform is designed to test SOC, SIP and high-speed memory devices. Our V6000 Series platform is designed to test memory devices, including flash, DRAM and multi-chip packaged memory. Touchdown Technologies, our wholly owned subsidiary, provides a solution for very high parallelism memory testing, including single touchdown, full wafer probing. Our V101 system is designed to test MCUs and other low cost devices. We provide a range of services to assist our customers in achieving the necessary time-to-volume manufacturing, required of the competitive end-use markets. We also deliver yield learning software that is targeted at the time-to-market and time-to-volume ramps of our customers.

More than a decade ago, we introduced the scalable platform architecture for semiconductor testing, and we continue to capitalize on the benefits of that strategy today. Our scalable platform architecture provides us with internal operating model efficiencies, such as reduced research and development costs, simplified support requirements and reduced inventory risk. The scalability and flexibility of our solution also provides economic benefits to our customers by allowing them to get their complex, feature-rich semiconductor devices to market quickly and to reduce overall costs. We believe our advanced SOC/SIP/high-speed memory, memory and low cost test solutions provide optimal combinations of flexibility, cost and performance to a wide range of designers and manufacturers in the semiconductor industry at all stages of bringing a semiconductor product to market, from design to engineering characterization to high-volume manufacturing. The key elements of our solution are:

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

Advanced, innovative test technology

As a result of the competitive pressures they face, our customers continually need to develop and bring to market increasingly complex products. We develop advanced technology solutions in order to assist our customers in accomplishing this goal in a cost effective and timely manner. From our history as part of Agilent, which was part of Hewlett Packard (“HP”) until its spin-off in 1999, we have a legacy of introducing new and innovative designs to market. Some of these key innovations include the development of scalable platforms for both SOC/SIP/HSM and memory test through our “tester-per-pin” and “tester-per-site” architectures, our test processors utilizing high performance application-specific integrated circuits, or “ASICs,” and our liquid cooling technology for our test system hardware.

Since 1991, we have used ASICs for our test processors in place of larger, less integrated and less sophisticated designs, thereby allowing our test processors to be very small and providing our test systems with the high performance and accuracy expected from an ASIC-based design. The small size of our ASIC-based test processors enables our “tester-per-pin” and “tester-per-site” architectures. Along with the additional performance, scalability and flexibility benefits of those architectures, our ASIC-based architectures result in test systems that are able to test large numbers of devices in parallel in a small test platform footprint. The extensive use of ASICs and the degree of integration of our systems makes them more energy efficient than competitive systems. We complete the initial design phase and functional design of the ASIC, but we partner with other companies to complete the physical design, and fabrication of the ASIC. We have over 15 years of experience in designing ASICS and own the intellectual property rights for the initial and functional designs that are integrated into this technology.

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

Our Strategy

Our objective is to be the leading semiconductor test solutions and services supplier, providing the highest return on our customers’ investment in test operations. We focus on our customers’ evolving needs by offering innovative and versatile semiconductor test solutions that address the challenges facing semiconductor designers and manufacturers and are committed to providing outstanding service and support to our customers. We intend to maintain efficiency in our business and capitalize on our research and development resources in an effort to achieve and sustain profitable growth. We are executing on our flexible operating model and cost structure to enable us to flex our capabilities and spending in response to cycles in the semiconductor industry, and thereby deliver continued customer responsiveness as well as improved overall profitability. Key elements of our strategy include:

•            Maintaining the rapid pace of product innovation on scalable platforms.    We believe our scalable platforms offer our customers the best return on their investment in test equipment. The scalable architecture of our solutions coupled with the proven stability of our platforms facilitates our focus on innovative enhancements, application improvements and technical solutions in step with our customers’ needs. The pace of innovation in the semiconductor industry is so rapid that performance doubles roughly every 18 months—a phenomenon referred to as “Moore’s Law.” Semiconductor companies thus require substantial technical expertise and constant innovation to successfully compete. We believe that with our scalable product architecture, wide-ranging technical capabilities and expertise and established global delivery platform, we are well positioned to be an innovator in the semiconductor test market and to assist our customers in competing successfully in the semiconductor market.

•            Continuing to focus on emerging opportunities for profitable growth.    We will continue to seek increased market penetration by focusing on market opportunities where we can capitalize on our technical expertise and add value to our customers who demand the most advanced and cost-effective test solutions. Opportunities that address markets not served by products portfolio provides potential for increased customer adoption of our solutions and the potential for higher returns on our investment. Recent examples of such emerging opportunities include single-chip cell phone devices that feature radio frequency circuits integrated into

CMOS die and other portable consumer electronics that utilize high-speed memory and complex SOCs, SIPs and MCPs. In addition to these, with our recent acquisition we have expanded our product offerings to include probe cards.

•            Capitalizing on our success with test subcontractors to increase our success with IDMs.    The scalability and flexibility of our platform architecture has led to our success in attracting subcontractors to our test solutions. We believe that the same advantages of our solutions that subcontractors find compelling will continue to drive the increased adoption of our solutions by integrated device manufacturers or “IDMs,” customers that both design and manufacture ICs. Today, all of the top ten IDMs utilize Verigy platforms for either engineering or production applications, or both. IDMs are facing increasingly intense competition, time-to-market pressures and shorter product lifecycles associated with consumer driven demand, which has led them to begin to outsource an increasing percentage of their semiconductor test business. We believe that our success with our subcontractor customers will drive IDMs to direct a greater percentage of their test business to us, as IDMs have an interest in maintaining consistency across their internal and external test platforms. These factors, combined with the cost and capital expenditures restrictions that many IDMs experience, are increasing the need for better asset utilization by IDMs.

•            Continuing to deliver an outstanding total customer experience throughout the product life cycle.    Application support through all phases of the product life cycle is critical to our customers’ ability to achieve fast time-to-market for their products while achieving a high return on their test solution investments. We provide our customers with extensive application expertise, and strive to maintain the global delivery capabilities of our customer-facing teams and to efficiently service our customers with an emphasis on responsiveness. We have expanded our presence in Asia in the areas of applications engineering, research and development and order fulfillment in order to maintain favorable proximity to, and further strengthen our relationships with, customers in Asia. Additionally, we will continue to accentuate and reward the values of professionalism, technical expertise and uncompromising integrity in all our employees in an effort to continually enhance our customers’ experience.

•            Optimizing our operating model to generate sustainable profitability.    The semiconductor industry has historically been cyclical. This cyclicality requires semiconductor test suppliers to have flexible cost structures in order to sustain profitability through the peaks and troughs of the industry’s cycles. To achieve this flexibility, we employ flexible supply agreements, flexible compensation structures for all employees and an optimized business infrastructure. For example, we rely on several contract manufacturers that have a global presence and focus on driving greater economies of scale through our global supply chain, our leveraged research and development model and our efficient global delivery system. We believe this structure provides us flexibility to modulate our expenses as our revenues rise and fall during the peaks and troughs of the ordinary business cycles in our industry.

Although our operating model offers us extensive flexibility, that flexibility alone was insufficient to address the global economic downturn that we began to experience in our fourth quarter of fiscal year 2008 and which continued throughout fiscal year 2009. As a result, during fiscal year 2009 we undertook a number of cost cutting and restructuring efforts to streamline our organization and reduce operating costs. As part of that restructuring program, we reduced our global workforce through a combination of attrition, voluntary and involuntary terminations and other workforce reduction programs consistent with local legal requirements. The majority of the workforce reductions were completed by October 31, 2009, and were substantially paid out by the end of fiscal year 2010.

Our Products and Services

We offer a scalable platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, introduced in the third quarter of fiscal year 2009, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”) and consumer mixed-signal devices. During the third quarter of fiscal year 2009, we acquired the assets and business of Touchdown Technologies, a privately held company. Touchdown designs, manufactures and supports advanced memory probe cards.

V93000 Series Platform—SOC, SIP and High-Speed Memory Test

Our V93000 Series platform, introduced in 1999, tests SOCs, SIPs and high-speed memory devices, which are used in a wide range of consumer electronics products, including MP3 players, Blu-ray disc players, digital televisions, television set-top boxes, PCs, gaming consoles and cell phones and other wireless communication devices. In fiscal year 2009 and 2010, we saw continued success with Verigy’s V93000 platform in the different market segments including SOCs, RF devices, consumer mixed signal devices and complex digital devices. Our PortScale RF solution, which was introduced in 2007, reached volume shipments 2008, and is targeted at testing highly integrated radio frequency devices requiring multi-site efficiency and multiple ports.

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

Scalability.    Our V93000 Series platform, with its “tester-per-pin” architecture, is highly scalable in a number of ways, including the frequency range of the applied test signals, the number of pins to accommodate ICs with different pin counts and the number of devices that can be tested in parallel. The V93000 Series platform with our latest generation PinScale digital cards is scalable in frequency performance from 400 Mbits/second to 12 Gbits/second, addressing the test needs for a wide range of today’s high-speed interfaces, including PCI Express, HyperTransport, Serial ATA and ultra-high-speed I/O buses required for wired communications. With up to 32 channels per digital card and the ability to use from 4 to 64 cards per system, the V93000 Series platform can scale in the number of pins that it tests simultaneously, from 128 to 2,048 pins, enabling it to test large numbers of devices in parallel. Our V93000 Series platform’s scalability allows a customer to initially buy a V93000 Series platform with just a few test pins and moderate frequency performance capabilities today and then upgrade to more pins and greater frequency performance capabilities as test requirements change.

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

In addition to our V93000 Series platform’s ability to adapt to changing test environments, the platform was built to be ready for future requirements. This means as devices get faster, interfaces and specifications of devices change or more capabilities are integrated into devices, the V93000 Series platform can be quickly updated or upgraded to accommodate the new technology. This is important to large, cutting-edge device manufacturers who constantly seek to remain at the head of the technology curve. When companies have to invest in new test systems, rather than simply upgrade their existing systems, their cost of test inevitably increases. The flexibility of the V93000 Series platform means that our customers’ investments in our test platforms are protected as they can continue to use the V93000 Series platform over several generations of products.

Enabled by advanced, innovative test technology.    Our V93000 Series platform’s “tester-per-pin” architecture, enabled by its ASIC-based and liquid cooled design, is what makes the platform scalable, flexible and able to achieve high performance and accuracy in a small test platform footprint. Its “tester-per-pin” architecture provides an ASIC-based test processor which tests each pin of each device, with all test processing done locally and each test processor operating independently. The use of high performance ASICs is what allows the test processors to achieve high performance and test a large number of devices in parallel while being capable of fitting into a test system that occupies a relatively small footprint on the floor of the manufacturing facility.

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

V6000 Series Platform—Flash, SRAM, DRAM and Mixed Memory Test

Our V6000 Series platform, introduced in 2009, is our sixth generation memory test system, and is designed to test flash memory, SRAM, DRAM and mixed memory devices contained in a very wide range of electronic products. It can also test multi-chip packages (“MCP”) containing single or multiple types of memory, addressing the emerging use of MCPs to satisfy the increasing memory requirements of consumer electronics devices. Different systems are available that can be optimized for wafer test, final test or engineering development. The flexibility of this platform ensures that customers can test a number of different memory types at different stages of manufacturing, allowing them to change their mix of products without having to change test platforms.

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

Architecture.    The V6000 family is distinguished in its architecture by the Active Matrix Module, which facilitates configurations of up to 18,000 I/O channels without the compromises associated with multiplexing, loss of pin count or loss of functionality. Additionally, the system is scalable in frequency ranges from 140Mbps to 888Mbps. The Active Matrix technology, which is patent pending, provides significant advantages when compared to traditional approaches to memory testers, including:

•	Better signal fidelity—which equates to higher production yield;

•	Higher parallelism—which equates to higher production throughput and lower cost of test;

•	Better cost efficiency; and

•	Parallel reads—which equates to reduced test time and therefore improved production throughput.

Like our V93000 Series systems, our V6000 Series systems utilize liquid cooling technology that provides them with lower operating temperatures, greater system reliability, reduced operating costs, improved accuracy and speed and quieter and cooler operation than the traditional air cooling used in many of our competitors’ products. In addition to enabling our V6000 Series systems to utilize a relatively small amount of space on the semiconductor test floor and be quiet and cool in operation compared to some of our competitors’ air cooled products, our liquid cooling technology enables very high tester density, and hence high parallelism of test.

V101—Low Cost Test System

Our V101 platform, which was introduced in the third quarter of fiscal year 2009, is designed to test today’s lowest-cost electronic devices—such as 4, 8, and 16-bit MCUs—that are used in a wide-range of communications, data processing, consumer, industrial and military/aerospace products. The extreme low cost and short time-to-market requirements for these products, coupled with the high-mix manufacturing model typically used for these devices drives requirements for tester solutions that can be quickly set up, easily maintained and provide a very low overall cost of test. Like our other platforms, our V101 is a scalable, flexible platform and is specifically designed to cost-effectively test 4, 8, and 16-bit MCUs and other low pin count and low cost IC devices.

The V101 is optimized for wafer sort testing of low-cost devices, and uses a direct probe technology which simplifies set up, provides better signal fidelity and allows for the tester itself to sit above the prober, thus eliminating the need for additional floor space required by other testers. We refer to this as a zero footprint solution.

The V101 is based on hardware and software acquired through the acquisition of Inovys in fiscal year 2008, combined with hardware and other intellectual property from our SOC/SIP product line.

Scalability.    The V101 test platform, with its “tester-on-board” architecture, is a highly scalable test solution designed for testing MCUs and other low end consumer devices. Scalability is enabled by the “tester-on-board” architecture. Each “tester-on-board” card has 128 test channels and 8 power supplies, and V101 has a total of eight slots into which these unique tester-on-board cards may be inserted. The V101 can therefore scale from 128 test channels and 8 device power supplies to 1024 test channels and 64 device power supplies. This scalability allows customers to buy a V101 system with just enough test resources to meet their current test requirements at the lowest capital cost, and then upgrade as their test requirements change.

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

Touchdown Technologies—Advanced Memory Probe Cards

On June 15, 2009, we completed the acquisition of substantially all of the assets of Touchdown Technologies, Inc. Touchdown develops, manufactures and sells advanced, MEMS (micro electro-mechanical switch) based probe cards used in wafer-sort testing of memory devices. Probe cards are used in conjunction with memory testers, and establish the final physical and electrical connection between the tester and the wafer being tested. Unlike testers, which may be used to test many different device types during their active service life, probe cards are designed for the specific devices being tested, and must be replaced to test different devices. This consumable market, for advanced memory probe cards, is estimated by VLSI Research to be approximately $500 million in 2010.

Touchdown’s family of probe cards addresses the needs of the flash (including both NAND and NOR applications) and DRAM markets. Touchdown’s existing products include:

•	For Flash:

•	Td110 ACCU-TORQ™ probe cards for testing high pin count, small die NOR wafers;

•	Td160 ACCU-TORQ™ probe cards for testing full pin count on NAND wafers;

•	For DRAM:

•

Td110 ACCU-TORQ™ probe cards for testing DRAM applications use a specially designed probe and an exceptionally high performance proprietary interposer capable of meeting challenging DRAM applications; and

•	Td300 ACCU-TORQ™ probe cards for DRAM are capable of testing 300mm DRAM wafers in six or fewer touchdowns thus improving test floor throughput.

Touchdown has also developed custom 200 and 300 millimeter (“mm”) probe cards which are currently being evaluated by potential customers. Touchdown’s unique, one-piece 300 mm substrate offers the advantage of lower cost and greatly simplifies the complex task of achieving probe planarization, which ensures that the probe points are in a parallel plane to the wafer.

Touchdown’s probe cards may be used with Verigy memory testers as well as with testers supplied by our competitors. In order to cause the least disruption with the opportunities for Touchdown to sell probe cards for systems made by our competitors and to enable us to continue to work with other probe card companies as appropriate, Touchdown is operated as an independent subsidiary.

We believe our ability to offer customers the opportunity to purchase testers and probe cards from a single vendor will provide us with a competitive advantage.

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

Introduction of New Platform Families

We believe that our test platforms are among the most highly scalable platforms in the semiconductor test industry. At the same time, in an effort to keep our test platforms as technologically advanced as possible, we have in the past introduced, and expect to introduce in the future, new test platforms. The introduction in fiscal year 2009 of our V6000 platform succeeded our V5000 family and the introduction in 1999 of the V93000 Series platform succeeded our 83000 Series. As with the V101, we may also from time to time introduce entirely new platform families to address markets not served by products in our portfolio. We also expect that, from time to time, we may make upgrades to our test platforms that are so significant that upgrading older platform versions through simply replacing the test electronics will not be cost effective. While these new introductions and significant upgrades give our platforms a finite lifespan as the technology in devices being tested continues to advance, we generally provide continued support for our test platforms for a number of years after we have introduced a new or upgraded test platform and believe that we offer among the most scalable test platforms in the semiconductor test industry, enabling manufacturers to purchase only the amount and performance level of hardware that they are able to use while retaining the ability to upgrade that hardware as the need arises later.

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

From our history as part of Agilent, which was part of HP until its spin-off in 1999, we have a legacy of introducing new and innovative designs to market. We have a highly structured approach to maximize our investment in research and development. A group of internal advisors formulates a long-term technology plan with clear objectives. Through our direct engagement with customers, high-priority projects are identified and appropriate resources are allocated. Engineering resources are organized by area of competence to effectively develop expertise and to share technologies across product lines.

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

Our expenditures for research and development for fiscal years 2010, 2009 and 2008 were $96 million, $92 million and $103 million, representing 17.8%, 28.5% and 14.9% of net revenue in each year, respectively.

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

Applications engineers work as part of the sales team before a sale is made and assist customers in the use of the product after a sale is made. In the pre-sale role, they provide in-depth technical communication with customers, writing complex test programs and performing demonstrations to show how our products solve specific test problems. Post-sale, our sales team assists in the creation of test programs and in the integration of the test cell into the customer’s environment. We believe that the quality of our applications sales force is a key differentiator in our ability to generate sales and provide customer satisfaction.

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

Customers

Our customers are broadly distributed across geographic and product markets. In fiscal years 2010 and 2008, one customer, ASE Group, accounted for more than 10% of our net revenue. In fiscal year 2009, one customer, Taiwan Semiconductor Manufacturing Company Limited, accounted for more than 10% of our revenue.

We derive a significant percent of our net revenue from outside the North America. Historically, we have provided revenue by geography based on where the revenue is billed versus where the products are shipped. Since our fourth quarter of fiscal year 2009, we have reported revenue by geography based on where the products are shipped. The amounts for fiscal year 2008 was reclassified to conform to the presentation used for fiscal years 2010 and 2009.

The following table illustrates the breakdown of our revenue by geography.

	Year Ended October 31,
	2010	2009	2008
	($ in millions)
North America	$56	$59	$100
As a percent of total net revenue	10.4%	18.3%	14.5%
Europe	$31	$31	$42
As a percent of total net revenue	5.7%	9.6%	6.1%
Asia	$452	$233	$549
As a percent of total net revenue	83.9%	72.1%	79.4%

Total net revenue	$539	$323	$691

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

Although we now rely entirely on contract manufacturers, we continue to maintain direct relationships with our key component suppliers and control procurement of critical system components. This allows us to respond more quickly to changes in market demand and assure availability of parts. Effective component procurement is also critical to product quality, manufacturing cycle time and cost. We believe that the timely availability of low-cost, quality components provided by our planning and procurements teams, coupled with the large and variable capacity of our contract manufacturers, is an effective manufacturing strategy for our cyclical market.

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

Competition

There has been considerable consolidation of semiconductor test companies during recent years. Teradyne acquired both NexTest Systems and Eagle Test Systems, and LTX Corporation merged with Credence Systems Corporation to form LTX-Credence Corporation. On November 18, 2010, we announced that we had entered into a definitive agreement to merge with LTX-Credence Corporation. Completion of the merger is subject to approval of our shareholders and LTX-Credence’s shareholders, among other closing conditions. Notwithstanding the consolidation, the market for semiconductor test systems is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. Moreover, the economic downturn that began in late 2008 and has continued through 2009 and 2010 has dramatically reduced the level of investment in semiconductor test equipment and has rendered the competition for the reduced level of business more intense.

We face substantial competition throughout the world in each of our product areas. In certain regions, Korea for example, local companies are being formed that threaten our ability to compete successfully in that region. Our primary competitors include Advantest Corporation, Teradyne, Inc., LTX-Credence Corporation, and Yokogawa Electric Corporation. We also compete with products developed internally by some of our customers.

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

Employees

As of October 31, 2010, we had approximately 1,470 employees, of which approximately 450 were located in Europe, approximately 530 were located in Asia and approximately 490 were located in North America. Of our total employees, approximately 390 were principally dedicated to research and development, 330 were dedicated to sales, general and administrative, 140 were dedicated to customer service, marketing and applications, and 610 were dedicated to manufacturing, service and support, order fulfillment and quality assurance. We consider our relationship with our employees to be good. None of our domestic employees are represented by labor unions or covered by collective bargaining agreements, although works councils exist in various foreign jurisdictions where we have employees.

Backlog

At October 31, 2010 and 2009, Verigy’s backlog of unfilled orders for products and services were as follows:

	Year Ended October 31,
	2010	2009
	(in millions)
Products backlog	$57	$49
Services backlog	73	55

Total backlog	$130	$104

We define products backlog as systems for which we have received purchase orders which we have not yet delivered, but we expect to deliver within six months of our fiscal period end. We define services backlog as total outstanding orders for product support and services not yet rendered. We expect approximately 90% of our services backlog as of October 31, 2010 to be fulfilled within twelve months of our fiscal year end.

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

Intellectual Property

We do not depend on any individual patent but, instead, rely on a combination of patents, copyrights, trademarks, trade secrets, know how, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. We often rely on licenses of intellectual property useful for our business. We cannot be sure that these licenses will be available in the future on favorable terms or at all.

Financial Information about Geographic Areas

For information on the geographic concentration of our net revenues and long-lived assets, please see Note 24, “Segment & Geographic Information” of our consolidated financial statements.

Investor Information

Our website address is http://www.verigy.com. You can obtain copies of our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the Securities and Exchange Commission (the “SEC”), and all amendments to these filings, free of charge, from our Web site at http://investor.verigy.com/sec.cfm as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies by contacting our Investor Relations department.

Item 1A.	Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Annual Report. You should carefully consider the risks described below and the other information in this Annual Report before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Our Business

Current global economic conditions may adversely affect our business.

Our business and financial results may be affected by worldwide economic conditions. Throughout 2009 and early 2010, the semiconductor industry experienced a severe downturn fueled by the deteriorating global economic climate that drove companies to reassess their use of cash. As a result, many of our customers undertook restructuring activities and significantly cost cuts and capital spending, which adversely affected our operating results. While our revenue increased from the levels experienced in fiscal year 2009, we can not be certain that market conditions will continue to improve or that we can sustain current revenue levels. Slow or negative growth in the domestic economy may materially and adversely affect our business, financial condition and results of operations in the foreseeable future. If market conditions deteriorate it may negatively affect sales of our products and services, and we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our operating results, cash flow and liquidity.

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

In the past, we have experienced, and in the future we expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for a variety of reasons. For example, sales of a relatively limited number of our test systems account for a substantial portion of our net revenue in any particular quarter. At the same time, our costs are relatively fixed in the short-term. Thus, changes in the timing, or terms, of a small number of transactions could disproportionately affect our operating results in any particular quarter. In addition, a substantial portion of our quarterly sales have historically been made in the last month of the quarter, and a substantial portion of those sales occur in the last week of the quarter. The timing of theses sales at the end of the quarter increases the risk of unanticipated variations in quarterly results. As a result of these and other risks described elsewhere in this report, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analyst or investors, an immediate and significant decline in the trading price of our ordinary shares may occur.

We have a limited ability to quickly or significantly further reduce our costs, which makes us particularly vulnerable to the highly cyclical nature of the semiconductor industry.

Since the beginning of fiscal year 2009, we have implemented a number of restructuring actions to streamline our organization and further reduce operating costs in order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy. Among other things, our restructuring actions have included reducing our global workforce, which may impair our ability to effectively develop and market products to remain competitive in the markets in which we compete and to operate effectively. Our cost saving actions could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if, and when, the demand for our products increases and limiting our ability to hire and retain key personnel.

Historically, downturns in the semiconductor industry have affected the test equipment and services market more significantly than the overall semiconductor industry. A significant portion of our overall costs are fixed. Because a high proportion of our costs are fixed, we have a limited ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues. Moreover, to remain competitive even during downturns in the semiconductor industry or generally, we must maintain a significant level of costs, including fixed costs. As a consequence, the actions we have taken to reduce costs, and similar actions we may take in the future, may not be sufficient to sustain profitability.

Our dependence on sole source suppliers may prevent us from delivering our products on a timely basis.

We rely on sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products, including custom integrated circuits, relays and other electronic components. In the past we experienced, and in the future may experience, delays in shipping our products due to our dependence on sole source suppliers. Failure of our sole source suppliers to meet our requirements in a timely manner could impair our ability to ship products and to realize the related revenues when anticipated, which could adversely affect our business and operating results.

We are dependent on contract manufacturers with whom we do not have long-term contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships.

We rely entirely on contract manufacturers, which gives us less control over the manufacturing process and exposes us to significant risks, including limited control over capacity, late delivery, quality and costs. Moreover, because our products are very complex to manufacture, transitioning manufacturing activities from one location to another, or from one manufacturing partner to another, is complicated. Although we have contracts with our contract manufacturers, those contracts do not require them to manufacture our products on a long-term basis in any specific quantity or at any specific price. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we fail to effectively manage our contract manufacturer relationships, or if one or more of them should experience delays, disruptions or quality control problems, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed.

We completed the transition of our principal manufacturing activities to Jabil’s facility in Penang, Malaysia in the first quarter of fiscal year 2010. If Jabil is unable to meet our manufacturing requirements in a timely manner, our ability to ship products and to realize the related revenues when anticipated could be materially impacted.

The market for semiconductor test equipment and services is highly concentrated, and we have limited opportunities to sell our test equipment and services.

The semiconductor industry is highly concentrated in that a small number of semiconductor design manufacturers, and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services. Consolidation in the semiconductor industry is increasing this concentration. As a result of the concentration in the industry, our revenue is typically concentrated among a relatively small number of customers in any given period. For the year ended October 31, 2010, revenue from our top ten customers accounted for approximately 57.7% of our total net revenue, with one customer individually accounting for more than 10% of our total net revenue. We expect that sales of our products will continue to be concentrated with a limited number of large customers for the foreseeable future. Our financial results will depend in large part on this concentrated base of customers’ sales and business results. Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

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

The loss of a significant customer, whether as a result of a failure or consolidation, will further concentrate, and could adversely impact, sales of our products.

If we do not maintain and expand existing customer relationships and establish new customer relationships, our ability to generate revenue growth will be adversely affected.

Our ability to increase our sales will depend in large part upon our ability to obtain orders for new test systems, enhancements for existing test systems and services from our existing and new customers. Maintaining and expanding our existing relationships and establishing new ones can require substantial investment without any assurance from customers that they will place significant orders. Moreover, if we are unable to provide new test systems, enhancements for existing test systems and services to our customers in a timely fashion or in sufficient quantities, our business will be harmed. In the past we have experienced, and in our industry it is not unusual to experience, difficulty in delivering new test equipment, product enhancements, and upgrades. When we encountered difficulties in the past, our customer relationships and our ability to generate additional revenue from customers were harmed. Our inability to meet the demands of customers would damage our reputation, which would make it more difficult for us to sell test equipment, enhancements and services to existing, as well as new, customers and would adversely affect our ability to generate revenue.

In addition, we face significant obstacles in establishing new customer relationships. It is difficult to establish relationships with new customers because such companies may have existing relationships with our competitors, may be unfamiliar with our product and service offerings, may have an installed base of test equipment sufficient for their current needs or may not have the resources necessary to transition to, and train their employees on, our test equipment. Even if we do succeed in establishing new relationships, these new customers may continue to favor our competitors, as our competitors may have had longer relationships with these customers or may maintain a larger installed base of their competing test equipment and only purchase limited quantities from us. In addition, we could face difficulties in our efforts to develop new customer relationships abroad as a result of buying practices that may favor local competitors or non-local competitors with a larger presence in local economies than we have. As a result, we may be forced to partner with local companies in order to compete for business and such arrangements, if available, may not be achieved on economically favorable terms, which could negatively affect our financial performance.

Failure to accurately estimate our customers’ demand and plan the production of our new and existing products could adversely affect our inventory levels and our income.

Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers’ orders. In order to meet anticipated demand, we must order components and build inventory before we actually receive purchase orders, which includes inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. Our results could be harmed if we do not accurately estimate our customers’ product demands and are unable to adjust our purchases according to market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products, including securing sufficient capacity from our contract manufacturers. During a market downturn, we could have excess inventory that we would not be able to sell, resulting in inventory write-downs and in potential related liabilities to our contract manufacturing partners. For the year ended October 31, 2010, we recorded gross inventory-related provisions of $7 million. Having insufficient or excess inventory could have a material adverse effect on our business, financial condition and results of operations.

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

In order to grow our business, we need to sell new and enhanced products. Certain customers may be unwilling, or unable, to bear the costs of implementing new test equipment platforms or enhancements, particularly during semiconductor industry downturns. As a result, it may be difficult to market and sell these products and customers may continue to buy upgrades to older existing product lines which may be a lower cost alternative. As we introduce new test equipment and enhancements, we cannot predict with certainty when, or if, our customers will transition to those new product platforms. Any delay in, or failure of our customers to transition to, new products and enhancements could result in excess inventories, which could result in inventory write-downs that would adversely affect our financial performance.

If we do not introduce new test equipment platforms and upgrade existing test equipment platforms in a timely manner, and if we do not offer comprehensive and competitive services for our test equipment platforms, our test equipment and services will become obsolete, and we could lose existing customers and our operating results will suffer.

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

•	develop and commercialize new and enhanced technologies and applications that meet our customers’ evolving performance requirements in a timely manner;

•	develop and deliver enhancements and related services for our current test equipment that are capable of satisfying our customers’ specific test requirements; and

•	introduce and promote market acceptance of new test equipment platforms.

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

We face substantial competition throughout the world in each of our product areas. Our most significant competitors historically have included Advantest Corporation, Teradyne, Inc., LTX-Credence Corporation, and Yokogawa Electric Corporation. Some of our competitors have substantially greater financial resources, broader product offerings, more extensive engineering, manufacturing, marketing and customer support capabilities or a greater presence in certain countries than we do. We may have less leverage with component vendors than some of our competitors. Also, some of our competitors have greater resources and may be more willing or able than we are to put capital at risk to win business. Price reductions by our competitors may force us to lower our prices. We also expect our current competitors to continue to improve the performance of their current products and to introduce new products, technologies or services that could adversely affect sales of our current and future test equipment and services. Additionally, current and future competitors may introduce testing technologies, equipment and services, which may in turn reduce the value of our own test equipment and services. Any of these circumstances may limit our opportunities for growth and negatively impact our financial performance.

Test systems that contain defects that harm our customers could damage our reputation and cause us to lose customers and revenue.

Our test equipment is highly complex and employs advanced technologies. The use of complex technology in our test equipment increases the likelihood that we could experience design, performance or manufacturing problems. If any of our products have defects or reliability or quality problems, we may, be exposed to liability, our reputation could be damaged significantly, and customers might be reluctant to buy our products, which could result in a decline in revenues, an increase in product returns, loss of existing customers, or the failure to attract new customers.

We may face competition from Agilent.

Pursuant to the intellectual property matters agreement between us and Agilent that was entered into in connection with our separation from Agilent, Agilent transferred all of the intellectual property rights it held that relate exclusively to our products to us and agreed that, prior to October 31, 2009, it would not develop, manufacture, distribute, support or service automated test equipment for providing high-volume functional test of integrated circuits (including memory and high-speed memory devices and SOCs or SIPs) or components for automated semiconductor test systems. There were certain exceptions to Agilent’s agreement not to compete, and Agilent retained, and only licensed to us, the intellectual property rights to underlying technologies used in both our products and the products of Agilent.

With the expiration of the agreement not to compete on October 31, 2009, Agilent is now free to compete with any portion, or all, of our business without restriction, and in doing so, will be free to use the retained underlying technologies. Agilent will not be permitted to use the intellectual property rights transferred to us, and licensed from us back to Agilent, to compete with us with respect to our core business of developing, manufacturing, selling and supporting automated semiconductor test systems. Agilent will, however, be able to use such intellectual property rights to develop and sell components for such systems, including systems developed and sold by us as well as those developed and sold by our competitors. While selling components has not represented a material portion of our business in the past, and is not expected to be an area of focus for the near future, our business could be adversely affected if systems offered by our competitors become more competitive as a result of Agilent supplying components for our competitors’ systems or if, by buying components from Agilent, our customers are able to delay, or bypass altogether, purchasing newer systems from us.

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

Third parties may claim we are infringing upon their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our products or services.

Our industry has been, and continues to be, characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. As a result, third parties may claim that we are infringing on their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Any litigation, regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved, and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products and services.

Third parties may infringe upon our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury.

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

Our future operating results will depend substantially upon the performance of our executive officers and key personnel. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, application engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. Our business is particularly dependent on expertise which only a very limited number of engineers possess and it may be increasingly difficult for us to hire personnel over time. We operate in several geographic locations, including parts of Asia and Silicon Valley, where the labor markets, especially for application engineers, are particularly competitive. Our business, financial condition, and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees, particularly engineers.

Funds associated with our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income.

As of October 31, 2010, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheet as of October 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our effective tax rate may vary significantly from period to period, and we could owe significant taxes even during periods when we experience low operating profit or operating losses.

We are incorporated in Singapore and have negotiated tax incentives with the Singapore Economic Development Board, an agency of the Government of Singapore, which have been approved by Singapore’s Ministry of Finance and Ministry of Trade and Industry. Under the incentives, a portion of the income we earn in Singapore during these ten to fifteen year incentive periods is subject to reduced rates of Singapore income tax. The incentive tax rates will expire in various fiscal years beginning in fiscal 2016. The Singapore corporate income tax rates that would apply, absent the incentives, is 17% for fiscal years 2010 and 2009 and 18% for fiscal year 2008. Without these incentives, our income taxes would have increased by $4 million or $0.07 per share (diluted) for fiscal year 2010, decreased by $21 million or $0.35 per share (diluted) for fiscal year 2009, and increased by $4 million or $0.07 per share (diluted) for fiscal year 2008. In order to receive the benefit of the incentives, we must develop and maintain in Singapore certain functions such as procurement, financial services, order management, credit and collections, spare parts depot and distribution center, a refurbishment center and regional activities like an application development center. In addition to these qualifying activities, we must hire a specified number of employees and maintain minimum levels of investment in Singapore. We have from two to nine years to phase-in the qualifying activities and to hire the specified numbers of employees. If we do not fulfill these conditions for any reason, our incentive could lapse, our income in Singapore would be subject to taxation at higher rates, and our overall effective tax rate could be between fifteen to twenty percentage points higher than would have been the case had we maintained the benefit of the incentives.

In addition, our effective tax rate may vary significantly from period to period because, for example, we may owe significant taxes in jurisdictions other than Singapore during periods when we are profitable in those jurisdictions even though we may be experiencing low operating profit or operating losses on a consolidated basis. Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate. In addition, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Certain combinations of these factors could cause us to owe significant taxes even during periods when we experience low income before taxes or loss before taxes.

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

Our corporate headquarters are in the United States, however, we sell our products and services worldwide. As a result, our business is subject to risks associated with doing business internationally. The economies of Asia, where a large majority of our revenue comes from, have been highly volatile and recessionary in the past, resulting in significant fluctuations in demand. Our exposure to the business risks presented by the economies of Asia would increase to the extent that we expand our operations in that region.

Our international activities subject us to a number of risks associated with conducting operations internationally, including:

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

Risks Relating to the Merger with LTX-Credence Corporation

The issuance of our ordinary shares to LTX-Credence shareholders in the merger will substantially reduce the percentage interests of Verigy shareholders.

If the merger is completed, we expect that approximately 49 million of our ordinary shares of will be issued to LTX-Credence shareholders. As a result, Verigy and LTX-Credence shareholders will own approximately 56 percent and 44 percent, respectively, of the combined company. The issuance of approximately 49 million ordinary shares to the LTX-Credence shareholders will cause a significant reduction in the relative percentage interest of current Verigy shareholders in voting, liquidation value and book and market value.

Even if we receive the regulatory approvals required to complete the merger with LTX-Credence, governmental authorities could still seek to block or challenge the merger.

The merger is subject to review by the Antitrust Division of the Department of Justice and the FTC under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). Under the HSR Act, Verigy and LTX-Credence are required to make pre-merger notification filings and to await the expiration or early termination of the statutory waiting period prior to completing the merger. The merger is also subject to review by certain other governmental authorities under the antitrust laws of various other jurisdictions where Verigy/LTX-Credence conducts business. We have made all of the required regulatory filings and the scheduled waiting periods are expected to expire in late 2010 or early 2011, assuming the relevant authorities do not require additional information. Assuming we receive all regulatory clearances, consents and approvals required to complete the merger, which cannot be guaranteed, even after the statutory waiting periods have expired, and after completion of the merger, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. Verigy, LTX-Credence or the combined company may not prevail, or may incur significant costs, in defending or settling any action under the antitrust laws.

Although we expect that the merger will result in benefits to the combined company, the combined company may not realize those benefits because of integration and other challenges.

Our ability to realize the anticipated benefits of the merger will depend, in part, on our ability to integrate the business of LTX-Credence with the business of Verigy. The combination of two independent companies is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits that we expect. The difficulties of combining the operations of the companies include, among others:

•	coordinating marketing functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of technology, logistics, marketing and administration methods;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We cannot assure you that the combination of LTX-Credence with Verigy will result in the realization of the full benefits anticipated from the merger.

If the proposed merger is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our ordinary shares.

We have incurred, and will continue to incur, substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of attorneys, accountants, and financial advisors. In addition, we have diverted significant management resources in an effort to complete the merger and we are subject to restrictions contained in the merger agreement on the conduct of our business. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. Also, if the merger is not completed under certain circumstances specified in the merger agreement, we may be required to pay LTX-Credence a break-up fee of $15 million. In the event the merger is terminated by us or LTX-Credence in circumstances that obligate either party to pay the break-up fee to the other party, including where either party terminates the merger agreement because the other party’s board of directors withdraws its support of the merger, the price of our ordinary shares may decline.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers, suppliers and employees. Each of these factors may adversely affect the trading price of our ordinary shares and our financial results and operations.

Provisions of the merger agreement may deter alternative business combinations.

Restrictions in the merger agreement on solicitation generally prohibit us from soliciting any acquisition proposal or offer for a merger or business combination with any other party, including a proposal that might be advantageous to our shareholders when compared to the terms and conditions of the proposed merger. In addition, if the merger is not completed under certain circumstances specified in the merger agreement, we may be required to pay LTX-Credence a break-up fee of $15 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our shareholders than the merger, and will restrict the manner in which we respond to any such proposals received from a third party.

Risks Relating to the Unsolicited Proposal by Advantest Corporation

The unsolicited proposal by Advantest Corporation will likely require us to incur significant additional costs, be disruptive to our business, be distracting for our management, employees, customers and vendors, and may impact our proposed transaction with LTX-Credence.

On December 6, 2010, our board of directors announced that it had received an unsolicited proposal from Advantest to acquire all of our outstanding ordinary shares for $12.15 per share in cash. After careful consideration of the strategic, financial and legal aspects of the unsolicited proposal and the nature and timing of the unsolicited proposal with the assistance of its independent financial and legal advisors, our board of directors unanimously determined that the proposal is not superior to the pending transaction with LTX-Credence Corporation. However, our board of directors believes the Advantest proposal might lead to a superior transaction. As a result, our board of directors has determined to engage in discussions with Advantest. There can be no assurances that any definitive agreement or transaction will result from the Advantest proposal or our discussions with Advantest.

Following the announcement of the unsolicited proposal, the market price of our ordinary shares experienced volatility and increased significantly. If for any reason we do not enter into a transaction with Advantest, the market price of our ordinary shares may decline. Further, responding to Advantest’s unsolicited proposal is expected to result in the incurrence of additional expenses in the form of legal and advisory fees related to the evaluation of the unsolicited proposal, which may be material to our financial position and results of operations. The review and consideration of the Advantest proposal may be a significant distraction for our management and employees and may require the expenditure of significant time and resources by us. Advantest’s proposal may also create uncertainty for our employees, and this uncertainty may adversely affect our ability to retain key employees and to hire new talent, and also may create uncertainty for our current and potential customers, suppliers and business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. Additionally, Advantest’s proposal and related actions may impact our proposed transaction with LTX-Credence. These foregoing effects, alone or in combination, may harm our business and have a material adverse effect on our results of operations.

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

We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). We were not classified as a PFIC for fiscal year 2010 or in any prior taxable year. Whether we will, in fact, be classified as a PFIC for any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. There can be no assurance that we will not be classified as a PFIC in the future or the Internal Revenue Service will not challenge our determination concerning PFIC status for any prior period.

At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors.

The trading price of our ordinary shares has at times fluctuated significantly. For example, during fiscal year 2010, the trading price of our ordinary shares ranged from a low of $7.48 to a high of $13.75. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

Accordingly, investors may not be able to resell their ordinary shares at or above the price they paid.

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

The following table provides certain information as to Verigy’s general offices and manufacturing facilities:

Region	Description	Principal Location	Major Activity+	Total Leased Square Footage
Americas	4 Leased Facilities	•Austin, TX	(3)(4)	18,487
		•Cupertino, CA	(1)(2)(3)(4)	100,491
		•Ft. Collins, CO	(2)	8,651
		•Baldwin Park, CA	(2)(3)(5)	44,000
Asia	7 Leased Facilities	•Chungli, Taiwan	(2)(3)(4)	19,711
		•Hachioji, Japan	(3)	21,089
		•Hsinchu, Taiwan	(2)	3,309
		•Kaohsiung, Taiwan	(3)	1,890
		•Seoul, Korea	(3)	14,161
		•Shanghai, China	(2)(3)	47,405
		•Yishun, Singapore	(1)(2)(3)(4)	32,744
Europe	4 Leased Facilities	•Boeblingen, Germany	(2)(3)	159,043
		•Grenoble, France	(3)	2,551
		•Milan, Italy	(3)	2,007
		•Petach Tikva, Israel	(3)	1,910

+	Major activities are categorized as follows:

(1)	Corporate Administration

(2)	Research and Development

(3)	Sales, Support, and Marketing

(4)	Business / Call Center

(5)	Manufacturing

We believe that all of our facilities are in good condition, are well maintained and are sufficient to support our operations at present levels.

Item 3.	Legal Proceedings

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

Fiscal Year 2010	High	Low
First Quarter (ended January 31, 2010)	$13.75	$8.95
Second Quarter (ended April 30, 2010)	$13.29	$9.57
Third Quarter (ended July 31, 2010)	$12.45	$7.50
Fourth Quarter (ended October 31, 2010)	$9.56	$7.48

Fiscal Year 2009	High	Low
First Quarter (ended January 31, 2009)	$14.80	$7.35
Second Quarter (ended April 30, 2009)	$11.43	$6.14
Third Quarter (ended July 31, 2009)	$13.38	$9.60
Fourth Quarter (ended October 31, 2009)	$13.46	$9.65

As of October 31, 2010, there were 35,458 shareholders of record of our ordinary shares. The closing share price for our ordinary shares on October 29, 2010, as reported by the NASDAQ Global Select Market, was $9.17 per share.

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

We repurchased 2.8 million ordinary shares for approximately $55 million with a weighted average price per share of $19.25 under the 2008 and 2009 Repurchase Plans as of October 31, 2009. We did not repurchase any ordinary shares during the fiscal year ended October 31, 2010. All repurchased shares are immediately retired and will not be available for future resale.

Dividend Policy

We have never paid any cash dividends, and we currently intend to retain and reinvest any future earnings to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on June 12, 2006 (the date our ordinary shares commenced trading on the NASDAQ Global Select Market) through October 29, 2010 (the last trading day in fiscal year 2010), in each of (i) our ordinary shares (ii) the S&P Smallcap 600 and (iii) a peer group comprised of companies with the standard industrial code, or “SIC,” 3825—Instruments for Measurement & Testing of Electricity & Electrical Signal. Our share price performance shown in the graph below is not indicative of future share price performance.

COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN

Among Verigy Ltd., The S&P Smallcap 600 Index And A Peer Group

	6/06	10/06	10/07	10/08	10/09	10/10
Verigy Ltd.	100.00	112.00	153.27	96.67	65.60	61.13
S&P Smallcap 600	100.00	104.05	116.06	78.41	82.77	104.51
Peer Group	100.00	106.43	118.52	66.45	76.16	103.96

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

SELECTED FINANCIAL DATA

The selected financial data set forth below is derived in part from and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Prior to June 1, 2006, we had operated as part of Agilent, and not as a stand-alone company. Therefore, the accompanying combined and consolidated financial information for the year ended October 31, 2006 includes information derived from the accounting records of Agilent. Historical results are not necessarily indicative of results to be expected for future periods and may not reflect what our financial position and results of operations would have been had we been a separate, stand-alone entity for all the historical periods presented.

	Year Ended October 31,
	2010	2009	2008	2007	2006
	(in millions, except share and per share amounts)
Consolidated Statement of Operations Data:
Net revenue:
Products	$409	$201	$531	$615	$646
Services	130	122	160	146	132

Total net revenue	539	323	691	761	778
Cost of sales:
Cost of products	193	133	270	318	331
Cost of services	87	82	114	103	97

Total cost of sales	280	215	384	421	428

Gross profit	259	108	307	340	350
Operating expenses:
Research and development	96	92	103	91	99
Selling, general and administrative	131	117	154	145	149
Restructuring charges	3	8	2	1	17
Goodwill impairment	5	—	—	—	—
Separation costs	—	—	—	4	69

Total operating expenses	235	217	259	241	334
Income (loss) from operations	24	(109)	48	99	16
Other (expense) income, net	(4)	4	23	17	5
Impairment of investments	(1)	(18)	(31)	(2)	—

Income (loss) before income taxes	19	(123)	40	114	21
Provision for income taxes	3	4	12	17	21

Net income (loss)	$16	$(127)	$28	$97	$—

Net income (loss) per share—basic	$0.26	$(2.17)	$0.48	$1.63	$—
Net income (loss) per share—diluted	$0.26	$(2.17)	$0.47	$1.61	$—
Weighted average shares (in thousands) used in computing net income (loss) per share:
Basic:	59,567	58,437	59,574	59,190	53,356
Diluted:	59,905	58,437	60,360	59,883	53,356

	October 31,
	2010	2009	2008	2007	2006
	(in millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$431	$364	$340	$375	$300
Working capital	$485	$390	$342	$378	$300
Total assets	$817	$713	$734	$771	$674
Convertible senior notes	$138	$138	$—	$—	$—
Shareholders’ equity	$429	$402	$489	$498	$389

The accompanying combined and consolidated financial information for the year ended October 31, 2006 includes allocations of certain Agilent corporate expenses, including information technology resources and support; finance, accounting, and auditing services; real estate and facility management services; human resources activities; certain procurement activities; treasury services, customer contract administration, legal advisory services, and Agilent Labs services. The amounts recorded for these transactions and allocations are not necessarily representative of the amounts that would have been reflected in the financial information had the company been an entity that operated independently of Agilent.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Basis of Presentation

The accompanying financial data has been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). For a full understanding of our financial position and results of operations, this discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Annual Report on Form 10-K.

Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30, July 31 and October 31. Unless otherwise stated, all dates refer to our fiscal years and fiscal periods.

Amounts included in the accompanying consolidated financial statements are expressed in U.S. dollars. On November 17, 2010, we entered into a merger agreement with LTX-Credence Corporation, a global provider of ATE solutions. Under the terms of the definitive agreement, the transaction will either be effected through a reorganization where Verigy and LTX-Credence would be wholly-owned subsidiaries of Holdco, our newly created subsidiary, or through a merger where LTX-Credence would become a wholly-owned subsidiary of Verigy. LTX-Credence shareholders will receive a fixed exchange ratio of 0.96 ordinary shares of Verigy (or Holdco) for every share of LTX-Credence common stock they own. The transaction is subject to the approval of both the Verigy shareholders and the LTX-Credence shareholders, among other closing conditions, and is expected to close during the first half of calendar 2011.

In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in other (expense) income, net, related to foreign currency remeasurement gains. These gains related to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008. Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years’ financial statements, and the impact of correcting these errors in the third quarter of fiscal year 2008 was not material to the full fiscal year 2008 financial statements.

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

We offer a scalable platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, introduced in the third quarter of fiscal year 2009, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”) and consumer mixed-signal devices. During the third quarter of fiscal year 2009, we acquired the assets and business of Touchdown Technologies (“Touchdown”), a privately held company. Touchdown designs, manufactures and supports advanced memory probe cards. Our test platforms are scalable across different frequency ranges, different pin counts and different numbers of devices under simultaneous test. The test platforms’ flexibility also allows for a single test system to test a wide range of semiconductor device applications. Our scalable platform strategy allows us to optimize operational efficiencies such as research and development investments, engineering headcount, support requirements and inventory risk. This platform strategy also provides economic benefits to our customers by allowing them to bring their complex, feature-rich semiconductor devices to market quickly and to reduce their overall costs. In addition to our test platforms, our product portfolio includes advanced micro-electro-mechanical systems probe cards, advanced analysis tools, and consulting, service and support offerings such as start-up assistance, application services and system calibration and repair.

As of October 31, 2010, we had close to 2,400 V93000 Series systems and nearly 2,600 V5000 Series systems installed worldwide. We have a broad customer base which includes integrated device manufacturers and test subcontractors, also referred to as subcontractors or “OSATs” (outsourced sub-assembly and test providers). Our customer base includes specialty assembly, package and test companies as well as wafer foundries, and companies that design, but contract with others for the manufacture of, integrated circuits (“ICs”) (known as fabless design companies).

Overview of Results

Our total net revenue for fiscal year 2010 was $539 million, up $216 million, or 66.9%, from $323 million in fiscal year 2009. The increase was primarily due to higher revenue from sales of our SOC platform, with growth of more than 100.0% from last year due to the broad-based strength in the SOC test market. Demand in the RF product segment remained strong particularly for smart phones, computers, digital TVs, internet infrastructure and wireless LAN applications. Tester utilization rates remained high compared to the levels utilized in fiscal year 2009 and many of our customers ramped their manufacturing into high volume to meet strong demand. We have experienced continued weakness in our memory business as there is inventory of many used memory systems in the market today that we believe is impacting demand for new memory testers. Once the supply is absorbed, we expect that there will be demand for new memory testers.

Our gross margin for fiscal year 2010 was 48.1%, an increase of 14.7 percentage points compared to fiscal year 2009. Gross margin improvement was primarily driven by the significant increase in revenue primarily driven by our SOC business, $18 million of lower excess and obsolete inventory charges, savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009, as well as lower transition and restructuring charges. This was partially offset by the restoration of full pay and the elimination of furloughs as well as an increase in variable compensation driven by higher profitability. In addition, the benefit from the sales of previously written down inventory on gross margin was only $10 million compared to the benefit of $18 million recorded for fiscal year 2009.

Our total operating expenses, including restructuring charges of $3 million, were $235 million in fiscal year 2010, up $18 million, or 8.3%, from fiscal year 2009. The increase in these expenses from fiscal year 2009 was primarily driven by the restoration of full pay to our employees, an increase in variable compensation and the impairment of goodwill of approximately $5 million. The increase also reflects an incremental increase related to our acquisition of Touchdown that occurred in June of 2009. This was partially offset by cost savings from our restructuring actions that were put into effect at the beginning of fiscal year 2009. In addition, in fiscal year 2009, we recorded a $3.8 million in-process research and development charge related to our acquisition of Touchdown.

Net income for fiscal year 2010 was $16 million, compared to net loss of $127 million in fiscal year 2009. The year over year improvement from fiscal year 2009 reflects the increased revenue levels, higher gross margins, costs savings from our restructuring actions as well as lower restructuring charges. However, this was partially offset by the incremental operating costs associated with our acquisition of Touchdown in June 2009, the restoration of full pay and the elimination of furloughs, as well as higher variable compensation driven by the improvement in our financial results. In fiscal year 2010, we generated $46 million in cash for operating activities. Our cash and cash equivalents balance as of October 31, 2010 was $296 million.

We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 89.6%, 81.7% and 85.5% of total net revenue in fiscal years 2010, 2009 and 2008, respectively. Net revenue in North America as a percentage of total net revenue was lower by 7.9 percentage points in fiscal year 2010, compared to fiscal year 2009, while net revenue in Asia as a percentage of total net revenue, was higher by 11.8 percentage points in fiscal year 2010, compared to fiscal year 2009. We expect a majority of our sales to continue to be generated in Asia as semiconductor manufacturing activities continue to concentrate in that region.

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

While we sell to a variety of customers, subcontractors represent a large portion of our customer base. During market troughs, these subcontractors tend to decrease or postpone orders for new test systems and test services more quickly and dramatically since they are more capacity-driven than other customers. As a result, industry downturns may cause a quicker and more significant adverse effect on our business than on the broader semiconductor industry. In addition, although a decline in orders for semiconductor capital equipment may accompany or precede the timing of a decline in the semiconductor market as a whole, recovery in semiconductor capital equipment spending may lag the recovery by the semiconductor industry.

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

Revenue recognition.    Net revenue is derived from the sale of products and services and is adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue on the sale of semiconductor test equipment when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when service has been performed. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. At the time we take an order, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered.

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

The total charges incurred in fiscal year 2010 for these restructuring actions were approximately $5 million, $2 million was recorded within cost of sales and the remainder of which was recorded within operating expenses.

Inventory valuation.    We assess the valuation of our inventory, including demonstration inventory, on a quarterly basis based upon estimates about future demand and actual usage. We estimate future demand based on our existing backlog of orders that we expect to deliver and the forecasted data from expected market trends. We also evaluate the following items: customer forecasts, historical usage, expected timing and impact of new product introductions, the overall business environment affecting our customers, technological obsolescence, expansion and reduction or closure of our customers’ fabrication facilities.

Demand for our products and services can fluctuate significantly from period to period. Our estimates of future product and service demand may subsequently prove to be inaccurate. To the extent that we determine we are holding excess or obsolete inventory, we write down the value of the inventory to its net realizable value, resulting in higher costs of sales and lower gross margins and income from operations. The write-downs are then reflected in cost of products and can be material in amount. The net impact of excess and obsolete inventory charges and the benefit from the sales of previously written down inventory on gross margin was $7 million for fiscal year 2009 and $27 million for fiscal year 2008. In fiscal year 2010, the net impact of excess and obsolete inventory charges and the benefit from the sales of previously written down inventory on gross margin was favorable by $3 million. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher gross margins and income from operations. For example, in fiscal year 2008, we recorded excess and obsolete inventory charges due to the overall drop in demand from our customers as well as the anticipated effect of the announcement of our new V6000 series product on our inventory of earlier generation products. Due to the longevity of the downturn in the semiconductor industry and overall economy, a number of our customers began to purchase these older generation products to meet their testing requirements at a substantially lower cost than our newer products.

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

Share-based compensation.    Share-based compensation expense is primarily based on estimated fair value at grant date using the Black-Scholes option pricing model and is recognized on a straight-line basis for awards granted after November 1, 2005 over the vesting period of the award. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. We incurred $19 million, $19 million, and $17 million in share-based compensation expense during fiscal years 2010, 2009, and 2008, respectively. Also see Note 8, “Share-Based Compensation” for additional information.

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

The discount rate is used to determine the present value of future benefit payments at the measurement date or October 31. The discount rate for U.S. plans was determined based on published rates for high quality corporate bonds. The discount rate for non-U.S. plans was generally determined in a similar manner. Differences between the expected future cash flows of our plans and the maturities of the high quality corporate bonds are not expected to have a material impact on the selection of discount rates. As discount rates decrease, we would expect our net plan costs to increase and as discount rates increase we would expect our net plan costs to decrease. On October 31, 2007, we adopted accounting guidance for defined benefit pension and other postretirement plans that required recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and postretirement benefit plans such as retiree health and life, with current year changes recognized in shareholders’ equity as a component of accumulated other comprehensive loss. This amount will be recognized over the expected average future service lives of plan participants. Also see Note 20, “Retirement Plans and Post-Retirement Benefits.”

The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns. Declining rate of return assumptions generally result in increased pension expense while increasing rate of return assumptions generally result in lower pension expense. A one percent change in the estimated long-term return on our pension plan assets would result in a $0.4 million impact on pension expense for our fiscal year 2010. There are no plan assets related to our post-retirement health care plans.

Workforce-related events such as restructuring or divestitures can result in curtailment and settlement gains or losses to the extent they have an impact on the average future working lifetime or total number of participants in our retirement and postretirement plans.

Valuation of goodwill and long-lived assets.    We perform our annual goodwill impairment analysis in the fourth quarter of our fiscal year. Based on our fiscal year 2010 impairment assessment, we recorded an impairment charge of $5 million for fiscal year ended October 31, 2010.

Our accounting for goodwill and purchased intangible assets complies with accounting principles generally accepted in the U.S. We test goodwill for possible impairment on an annual basis and at any other time that impairment indicators arise. Circumstances that could trigger an impairment test include, but are not limited to: significant decreases in the market price of an asset, significant adverse changes in the extent or use or physical condition of an asset, significant adverse change in legal or regulatory factors affecting an asset, unanticipated competition, loss of key personnel, accumulation of costs significantly in excess of expected costs to acquire or construct an asset, operating or cash flow losses (or projections of losses) that demonstrates continuing losses associated with the use of an asset, or a current expectation that more likely than not, an asset will be sold or disposed of significantly before the end of its previously estimated useful life.

The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. We estimate the expected future cash flows by reporting unit and then compare the carrying value including goodwill to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the net assets of the reporting unit, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the net assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods.

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

Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of October 31, 2010, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheet as of October 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of October 31, 2010 had a carrying value of $417 million, of which approximately $38 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $1.0 million for the fiscal year ended October 31, 2010 related to our auction rate securities. We have also recorded an unrealized gain within accumulated other comprehensive loss of approximately $0.4 million, primarily for our auction rate securities that are backed by pools of student loans as of October 31, 2010. The realized gain recognized on the sale of long-term investments for the fiscal year ended October 31, 2010 was immaterial.

Investments in money market funds have included investments in the Reserve Primary Funds and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds were classified as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the fiscal year ended October 31, 2010 and recorded a realized gain of $0.1 million. The carrying value of our remaining holding of these funds is $1.2 million as of October 31, 2010.

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

We are required to assess the realization of our net deferred tax assets and the need for a valuation allowance. This assessment requires that our management make judgments about benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. We had a valuation allowance of $2.8 million as of October 31, 2010 for the portion of our deferred tax assets related to related party and capital losses which we do not expect to be able to realize. This $2.8 million did not change from the October 31, 2009 balance.

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

Results of Operations

The following table sets forth certain operating data as a percent of net revenue for the periods presented.

	Year Ended October 31,
	2010	2009	2008
Net revenue:
Products	75.9%	62.2%	76.8%
Services	24.1	37.8	23.2

Total net revenue	100.0	100.0	100.0
Cost of sales:
Cost of products	35.8	41.2	39.1
Cost of services	16.1	25.4	16.5

Total cost of sales	51.9	66.6	55.6

Gross margin(1)	48.1	33.4	44.4
Operating expenses:
Research and development	17.8	28.5	14.9
Selling, general and administrative	24.3	36.2	22.3
Restructuring charges	0.6	2.4	0.3
Goodwill impairment	0.9	—	—

Total operating expenses	43.6	67.1	37.5
Income (loss) from operations	4.5	(33.7)	6.9
Other (expense) income, net	(0.7)	1.2	3.3
Impairment of investments	(0.2)	(5.6)	(4.4)

Income (loss) before income taxes	3.6	(38.1)	5.8
Provision for income taxes	0.6	1.2	1.7

Net income (loss)	3.0%	(39.3)%	4.1%

(1)	Gross margin represents the ratio of gross profit to total net revenue.

Net Revenue

	Year Ended October 31,			2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	(in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$385	$179	$467	115.1%	(61.7)%
As a percent of total net revenue	71.4%	55.4%	67.6%
Memory	$24	$22	$64	9.1%	(65.6)%
As a percent of total net revenue	4.5%	6.8%	9.2%

Net revenue from products	$409	$201	$531	103.5%	(62.1)%

Net revenue from services	$130	$122	$160	6.6%	(23.8)%
As a percent of total net revenue	24.1%	37.8%	23.2%

Total net revenue	$539	$323	$691	66.9%	(53.3)%

Historically, we have provided revenue by geography based on where the revenue is billed versus where the products are shipped. Since our fourth quarter of fiscal year 2009, we have reported revenue by geography based on where the products are shipped. The amounts for fiscal year 2008 were reclassified to conform to the presentation used for fiscal years 2009 and 2010.

Our net revenues by geographic region for fiscal years 2010, 2009 and 2008 are as follows:

	Year Ended October 31,			2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	($ in millions)
North America	$56	$59	$100	(5.1)%	(41.0)%
As a percent of total net revenue	10.4%	18.3%	14.5%
Europe	$31	$31	$42	—	(26.2)%
As a percent of total net revenue	5.7%	9.6%	6.1%
Asia	$452	$233	$549	94.0%	(57.6)%
As a percent of total net revenue	83.9%	72.1%	79.4%

Total net revenue	$539	$323	$691	66.9%	(53.3)%

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

Net revenue for fiscal year 2010 was $539 million, an increase of $216 million, or 66.9%, from $323 million in fiscal year 2009. Net product revenue for fiscal year 2010 was $409 million, an increase of $208 million, or 103.5%, from $201 million in fiscal year 2009. The increase was primarily due to higher revenue from sales of our SOC platform, represented growth of more than 100.0% from last year due to the broad-based strength in the SOC test market. Demand in the RF product segment remained strong particularly for smart phones, computers, digital TVs, internet infrastructure and wireless LAN applications. Tester utilization rates remained high compared to the levels utilized in fiscal year 2009 and many of our customers are ramping their manufacturing into high volume to meet strong demand. We have experienced continued weakness in our memory business. There is inventory of many used memory systems in the market today that we believe is impacting demand for new memory testers. Once the supply is absorbed, we expect that there will be demand for new memory testers.

Net revenue for fiscal year 2009 was $323 million, a decrease of $368 million, or 53.3%, from $691 million in fiscal year 2008. Net product revenue for fiscal year 2009 was $201 million, a decrease of $330 million, or 62.1%, from $531 million in fiscal year 2008. These decreases were due to lower revenue from sales of our memory and SOC platforms.

We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 89.6%, 81.7% and 85.5% of total net revenue in fiscal years 2010, 2009 and 2008, respectively. Net revenue in North America as a percentage of total net revenue was lower by 7.9 percentage points in fiscal year 2010, compared to fiscal year 2009, while net revenue in Asia as a percentage of total net revenue, was higher by 11.8 percentage points in fiscal year 2010, compared to fiscal year 2009. We expect a majority of our sales to continue to be generated in Asia as semiconductor manufacturing activities continue to concentrate in that region.

Service revenue for fiscal year 2010 accounted for $130 million, or 24.1% of net revenue, compared to $122 million, or 37.8% of net revenue in fiscal year 2009. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. We expect to see a gradual increase in service revenue over time as product sales begin to increase.

Service revenue for fiscal year 2009 accounted for $122 million, or 37.8% of net revenue, compared to $160 million, or 23.2% of net revenue in fiscal year 2008.

Cost of Sales

Cost of Products

	Year Ended October 31,			2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	($ in millions)
Cost of products	$193	$133	$270	45.1%	(50.7)%
As a percent of product revenue	47.2%	66.2%	50.8%

Cost of Products.    Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The increase in cost of products of approximately $60 million in fiscal year 2010, compared to fiscal year 2009, was primarily due to the increase in sales of our SOC products. Cost of products included $1.6 million of restructuring expense in fiscal year 2010, compared to $5.5 million of such charge in fiscal year 2009. Cost of products also included $2.4 million of share-based compensation expense in fiscal year 2010, compared to $2.2 million of such charge in fiscal year 2009.

Cost of products as a percent of net product revenue decreased by 19.0 percentage points in fiscal year 2010, compared to fiscal year 2009, primarily driven by lower excess and obsolete inventory charges, savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 as well as significantly higher gross margin generated by our SOC business due to the higher volume of revenue. This was partially offset by the restoration of full pay and the elimination of furloughs, higher manufacturing transition related charges, as well as higher variable compensation driven by the improvement in our financial results.

Gross excess and obsolete inventory-related charges in fiscal years 2010 and 2009 were $7 million and $25 million, respectively. We also sold previously written down inventory of $10 million and $18 million in fiscal years 2010 and 2009, respectively. The sales of previously written down inventory improved our gross margins on product sales by approximately 1.2 percentage points in fiscal year 2010 and 6.7 percentage points in fiscal year 2009.

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

Cost of Services

	Year Ended October 31,			2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	($ in millions)
Cost of services	$87	$82	$114	6.1%	(28.1)%
As a percent of service revenue	66.9%	67.2%	71.3%

Cost of Services.    Cost of services includes cost of applications engineering personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services for fiscal year 2010 was $5 million higher compared to fiscal year 2009. Cost of services as a percent of service revenue decreased by 0.3 percentage points, from 67.2% in fiscal year 2009 to 66.9% in fiscal year 2010. This slight gross margin increase was primarily due to the increase in revenue for service and support and cost savings from our restructuring actions. This was slightly offset by the restoration of full pay and the elimination of furloughs as well as higher variable compensation driven by the improvement in our financial results. Our cost of services included $1.1 million and $1.2 million of share-based compensation expense in fiscal years 2010 and 2009, respectively.

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

Operating Expenses

Research and Development Expenses

	Year Ended October 31,			2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	($ in millions)
Research and development	$96	$92	$103	4.3%	(10.7)%
As a percent of net revenue	17.8%	28.5%	14.9%

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

Research and development expense in fiscal year 2010 was $4 million higher compared to fiscal year 2009. Research and development expense as a percentage of revenue decreased by 10.7 percentage points from 28.5% in fiscal year 2009 to 17.8% in fiscal year 2010. This decrease was primarily due to the significantly higher revenue levels in fiscal year 2010, compared to fiscal year 2009. Research and development costs increased in absolute dollars compared to fiscal year 2009, and reflects an incremental increase related to our acquisition of Touchdown, the restoration of full pay and elimination of furloughs, as well as higher variable compensation driven by the improvement in our financial results. This was partially offset by cost savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 and lower restructuring charges. In addition, during fiscal year 2009, we incurred a $3.8 million non-recurring charge to write down purchased intellectual property. Research and development expense also included $2.2 million and $2.1 million of share-based compensation expense for fiscal years 2010 and 2009, respectively.

Research and development expense decreased by $11 million in absolute dollars in fiscal year 2009 compared to fiscal year 2008. This decrease was primarily due to cost savings from our restructuring actions, primarily lower compensation and benefit costs and lower discretionary spending. It also reflected lower expenses for product development activities primarily from our memory business due to the release of the V6000 product in the first quarter of fiscal year 2009. These reductions were partially offset by a $3.8 million in-process research and development charge, as well as incremental operating expenses related to our acquisition of Touchdown Technologies. We also wrote down approximately $3 million of purchased intellectual property and incurred higher costs during fiscal year 2009 to support the introduction of our V101 platform. Research and development expense also included $2.1 million and $2.0 million of share-based compensation expense for fiscal years 2009 and 2008, respectively. Research and development expense as a percentage of revenue increased by 13.6 percentage points from 14.9% in fiscal year 2008 to 28.5% in fiscal year 2009. This increase was primarily due to the significantly lower revenue levels in fiscal year 2009, compared to fiscal year 2008.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Year Ended October 31,			2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	($ in millions)
Selling, general and administrative	$131	$117	$154	12.0%	(24.0)%
As a percent of net revenue	24.3%	36.2%	22.3%

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

Selling, general and administrative expense increased by $14 million in absolute dollars in fiscal year 2010 compared to fiscal year 2009. The increase was due to incremental operating expenses related to the restoration of full pay and elimination of furloughs, our acquisition of Touchdown, as well as higher variable compensation driven by the improvement in our financial results. This was partially offset by costs savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009 and lower restructuring charges. Selling, general and administrative expense included approximately $13.4 million of share-based compensation expenses in fiscal year 2010, compared to $13.5 million of such expenses in fiscal year 2009.

Selling, general and administrative expense decreased by $37 million in absolute dollars in fiscal year 2009 compared to fiscal year 2008. The decrease was due to cost savings from our restructuring actions, primarily lower compensation and benefit costs and lower discretionary spending. These costs were partially offset by higher share-based compensation expenses as well as incremental operating expenses related to our acquisition of Touchdown. Selling, general and administrative expense included approximately $13.5 million of share-based compensation expenses in fiscal year 2009, compared to $11.7 million of such expenses in fiscal year 2008.

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

The total charges during fiscal year 2010 for our restructuring actions were approximately $4.6 million, $1.6 million of which was recorded within cost of sales and the remainder of which was recorded within operating expenses.

The total charges during fiscal year 2009 for our restructuring actions were approximately $13.7 million, $5.5 million of which was recorded within cost of sales and the remainder of which was recorded within operating expenses.

As of October 31, 2010, we had approximately $3.5 million of accrued restructuring liability included within other current liabilities on our consolidated balance sheet. The accrual relates to severance and benefit payments and are expected to be paid out by the end of fiscal year 2011.

Other (expense) income, net

The following table presents the components of other (expense) income, net for fiscal years 2010, 2009, and 2008:

	Year Ended October 31,
	2010	2009	2008
	(in millions)
Interest and other income	$3	$7	$17
Interest expense	(8)	(2)	—
Net foreign currency gain (loss)	1	(1)	6

Other (expense) income, net	$(4)	$4	$23

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

The following table presents the components of impairment of investments for fiscal years 2010, 2009, and 2008:

	Year Ended October 31,
	2010	2009	2008
	(in millions)
Impairment of cost-based investments	$—	$(6)	$(11)
Impairment of auction rate securities	(1)	(12)	(20)

Impairment of investments	$(1)	$(18)	$(31)

During fiscal year 2010, we recorded a $1.0 million other-than-temporary impairment charge for our auction rate securities.

During fiscal year 2009, we incurred a $6.2 million charge related to the write-off of a cost method investment that was determined to be impaired on an other-than-temporary basis. We recorded an $11.5 million other-than-temporary impairment charge for fiscal year 2009 for our auction rate securities. See Note 12, “Marketable Securities.”

Provision for Income Taxes

We recorded an income tax provision of $3 million, $4 million and $12 million for fiscal years ended 2010, 2009, and 2008, respectively. Our current provision for income taxes relates to amounts due in foreign jurisdictions which had taxable income. The decrease in our income tax provision for fiscal year 2010 is primarily attributable to a higher proportion of losses before income taxes being generated in higher tax jurisdictions during fiscal year 2010 compared to fiscal year 2009. The decrease in our income tax expense for fiscal year 2009 is primarily attributable to a loss before income taxes of $123 million for fiscal year 2009 and income before income taxes of $40 million for fiscal year 2008.

As of October 31, 2010 and 2009, we had $59 million and $54 million of net deferred tax assets due to temporary differences between the book and tax basis of the net assets. Management periodically evaluates the realizability of its net deferred tax assets and the need for any valuation allowance based on all available evidence, both positive and negative in accordance with the accounting guidance for income taxes. In performing this analysis, management considered the impact of Verigy’s current year consolidated income before income taxes of $19 million and the factors giving rise to such income. Management further considered various factors for each jurisdiction including historical evidence of profitability, expectations of future taxable income, indefinite loss carryovers in Singapore and the historical profitability of most jurisdictions due to Verigy’s tax structure. After evaluating both negative and positive factors, we determined that no valuation allowance is needed for the net deferred tax assets of $59 million as of October 31, 2010, and based on the available evidence, we concluded that it’s more likely than not that these assets will be realized. We have, however, established a valuation allowance of $2.8 million for the portion of our deferred tax assets related to related party and capital losses which we do not expect to be able to realize. This $2.8 million did not change from the October 31, 2009 balance.

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

Goodwill and Long-Lived Assets

Our goodwill balance represents an allocation of goodwill recorded during the 2006 separation from Agilent. Our goodwill balance was $13 million as of October 31, 2010 and $18 million as of October 31, 2009. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

As a result of the continued weakness in our memory business and reductions to the cash flow forecasts as of the fourth quarter of fiscal year 2010 for the memory reporting unit, we determined that the goodwill related to this reporting unit was impaired. We recorded an impairment charge of $5 million, which represented the entire goodwill amount related to this reporting unit during the fourth quarter of fiscal year 2010. Our assessment of goodwill impairment indicated that the fair value of our SOC reporting unit exceeded its estimated carrying value by a significant amount and therefore goodwill for this reporting unit was not impaired.

The fair value of the memory reporting unit was determined using the income approach, as this was deemed to be the most indicative of the reporting unit fair value. We did not use the market approach as we believe that the market approach would not be meaningful given the size of the memory business relative to Verigy as a whole and the lack of profitability compared to other comparable companies. We also considered an expected liquidation value, however, this value would be lower than the value derived using the income approach due to the severance and other costs associated with liquidation. For purposes of the memory goodwill analysis, we assumed that the memory business would continue to be weak through the first half of 2011 due to the excess inventory of used equipment in the market. We expect a slight increase during the second half of 2011, followed by a recovery period. The process of evaluating goodwill is highly subjective and requires significant judgment. As such, there can be no assurance that our estimates or assumptions used for purposes of this analysis will be accurate.

During fiscal year 2009, we recorded $2 million of intangible assets related to our acquisition of Touchdown with a weighted-average amortization period of 4 years. These assets will be amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of October 31, 2010 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We performed an intangible asset impairment analysis during the fourth quarter of fiscal year 2010 because of the continued weakness in our memory business and reduction to related cash flow forecasts. Based on this analysis, we concluded that our intangible assets were not impaired.

We performed a long-lived asset impairment analysis during the three months ended October 31, 2010 because of the continued weakness in our memory business and reductions to related cash flow forecasts as of the fourth quarter of fiscal year 2010. Based on this analysis, we impaired approximately $0.5 million of fixed assets related to our memory business as of October 31, 2010, of which $0.4 was recorded within cost of sales and the remainder was recorded within operating expenses.

Segment Overview

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. Historically, we have aggregated the information into one reportable segment, however, we have disclosed product revenue for each of our two product platforms. We regularly assess the appropriateness of aggregating our SOC/SIP/High-speed memory test system and memory test system operating segments. We completed an analysis at the end of our fiscal year 2010 that considered both historical information as well as forecasts. Based on this analysis, we do not believe that these operating segments exhibit similar economic characteristics any longer. As a result, we are disclosing our two operating segments separately as two reportable segments. All historical segment numbers for fiscal years 2009 and 2008 were presented to conform to this new reporting structure for fiscal year 2010.

SOC / SIP / High-Speed Memory

Our SOC/SIP/High-speed memory test business provides solutions designed to test very complex, highly integrated semiconductors such as SOCs and SIPs, as well as testers for testing less complex semiconductors such as MCUs. SOCs and SIPs are semiconductors that integrate the functionality of multiple individual ICs onto a single IC or package, and often contain both digital and analog functionalities, including radio frequency (“RF”) capabilities, communication interfaces and embedded memory.

Net Revenue

	Year Ended October 31,			2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	(in millions)
Net revenue from products	$385	$179	$467	115.1%	(61.7)%
Net revenue from services	114	104	135	9.6%	(23.0)%

Total net revenue	$499	$283	$602	76.3%	(53.0)%

Net revenue for fiscal year 2010 was $499 million, an increase of $216 million, or 76.3%, from $283 million in fiscal year 2009. Net product revenue for fiscal year 2010 was $385 million, an increase of $206 million, or 115.1%, from $179 million in fiscal year 2009. Product revenue more than doubled compared to the same time last year reflecting broad-based strength in the SOC test market. Demand in the RF product segment remained strong particularly for smart phones, computers, digital TVs, internet infrastructure and wireless LAN applications. Tester utilization rates remained high and many of our customers are ramping their manufacturing into high volume to meet strong demand.

Net revenue for fiscal year 2009 was $283 million, a decrease of $319 million, or 53.0%, from $602 million in fiscal year 2008. Net product revenue for fiscal year 2009 was $179 million, a decrease of $288 million, or 61.7%, from $467 million in fiscal year 2008. The significant decrease in product revenue was primarily driven by the global economic crisis whereby many of our customers significantly reduced their capital spending budgets and implemented restructuring activities.

Service revenue for fiscal year 2010 accounted for $114 million, an increase of $10 million, or 9.6%, from $104 million in fiscal year 2009. Service revenue for fiscal year 2009 accounted for $104 million, a decrease of $31 million, or 23.0%, from $135 million in fiscal year 2008.

Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. As such, the decline in our service revenue was not as severe during fiscal year 2009 as the decline in revenue for products. The decline in service revenue is due to lower systems product sales and service contracts that customers did not renew during the downturn. We experienced a slight increase in service revenue during fiscal year 2010 to support higher utilization of our testers.

Income (Loss) from Operations

The following table shows the income (loss) from operations for fiscal years 2010, 2009 and 2008.

	Year Ended October 31,			2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	(in millions)			NM
Income (loss) from operations	$103	$(22)	$122	568.2%	(118.0)%
NM Not Meaningful

Income from operations increased by $125 million in 2010 compared to 2009 on a revenue increase of $216 million. This was primarily driven by the increased demand for our RF products which was fueled by consumer products such as smart phones, computers, digital TVs, internet infrastructure and wireless LAN applications. In addition, we benefited from costs savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009, but were not fully in place during fiscal year 2009.

Income from operations decreased by $144 million in 2009 compared to 2008 on a revenue decrease of $319 million. This was primarily driven by the economic downturn experienced during fiscal year 2009.

Memory

Our memory business provides solutions designed to test semiconductors designed to store user data such as DRAM, including DDR3 and flash memory, including both NAND and NOR flash. In addition our memory business includes probe cards used in wafer-sort testing of memory devices.

Net Revenue

	Year Ended October 31,			2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	(in millions)
Net revenue from products	$24	$22	$64	9.1%	(65.6)%
Net revenue from services	16	18	25	(11.1)%	(28.0)%

Total net revenue	$40	$40	$89	—%	(55.1)%

Net revenue was $40 million for both fiscal years 2010 and 2009. Net product revenue for fiscal year 2010 was $24 million, an increase of $2 million, or 9.1%, from $22 million in fiscal year 2009. We experienced continued weakness in our memory business. There is inventory of many used memory systems in the market today that we believe is impacting demand for new memory testers. Once the supply is absorbed, we expect that there will be demand for new memory testers.

Net revenue for fiscal year 2009 was $40 million, a decrease of $49 million, or 55.1%, from $89 million in fiscal year 2008. Net product revenue for fiscal year 2009 was $22 million, a decrease of $42 million, or 65.6%, from $64 million in fiscal year 2008.

Service revenue for fiscal year 2010 accounted for $16 million, a decrease of $2 million, or 11.1%, from $18 million in fiscal year 2009. Service revenue for fiscal year 2009 accounted for $18 million, a decrease of $7 million, or 28.0%, from $25 million in fiscal year 2008.

Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. As such, the decline in our service revenue was not as severe during fiscal year 2009 as the decline in revenue for products. The decline in service revenue is due to lower systems product sales and service contracts that customers did not renew during the downturn. We continued to see weakness in the overall memory market as reflected in the slight decrease in service revenues.

Loss from Operations

The following table shows the income (loss) from operations for fiscal years 2010, 2009 and 2008.

	Year Ended October 31,			2010 over 2009 Change	2009 over 2008 Change
	2010	2009	2008
	(in millions)
Loss from operations	$(46)	$(45)	$(57)	(2.2)%	21.1%

Loss from operations increased by $1 million in 2010 compared to 2009 while revenue stayed flat at $40 million. We experienced continued weakness in our memory business throughout fiscal year 2010. Although we benefited from costs savings from our restructuring actions that were put in effect at the beginning of fiscal year 2009, we had incremental expenses due to our acquisition of Touchdown in June 2009.

Loss from operations decreased by $12 million in 2009 compared to 2008 on a revenue decrease of $49 million. Although total revenue decreased by another $49 million, our total losses were lower compared to fiscal year 2008 as we benefited from costs savings from our restructuring action.

Financial Condition

Liquidity and Capital Resources

As of October 31, 2010, we had $296 million in cash and cash equivalents, compared to $197 million as of October 31, 2009. This increase in cash was primarily due to cash proceeds from the maturities and sale of available for sale marketable securities, as well as the $16 million of net income generated during fiscal year 2010.

Net Cash Provided By (Used in ) Operating Activities

In fiscal year 2010, we generated $46 million in cash from operating activities, compared to $94 million used in fiscal year 2009. The $46 million generated during fiscal year 2010 was primarily a result of $16 million of net income, and increases of $28 million in payables, $16 million in deferred revenue as a result of deferral of our service and support contracts which are typically amortized over time, $14 million in employee compensation and benefits and $2 million in income taxes and other taxes payable. Also during fiscal year 2010, we had non-cash charges of $20 million from depreciation and amortization expense, $6 million from goodwill and fixed asset impairments, $7 million from gross excess and obsolete inventory provisions, a $1 million loss on the sale of marketable securities, $19 million of net share-based compensation costs, and a $1 million impairment of an investment. These impacts were partially offset by increases of $39 million in receivables as a large portion of revenue was generated during the last month of fiscal year 2010, and $38 million in inventory as we placed more evaluation testers at our customer sites, as well as a result of purchases of some critical raw material components for new product introductions and in order to shorten our lead times. We also had a change of net assets of $7 million in other current and long-term assets and liabilities.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities in fiscal year 2010 was $49 million, compared to $10 million in fiscal year 2009. The net cash provided was generated by the proceeds from the maturities and sale of available for sale marketable securities of $287 million and the proceeds from disposition of assets of $3 million. This was partially offset by purchases of available for sale marketable securities of $220 million and investments made for property, plant and equipment of $21 million. Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of October 31, 2010, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheet as of October 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of October 31, 2010 had a carrying value of $417 million, of which approximately $38 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $1.0 million for the fiscal year ended October 31, 2010 related to our auction rate securities. We have also recorded an unrealized gain within accumulated other comprehensive loss of approximately $0.4 million, primarily for our auction rate securities that are backed by pools of student loans as of October 31, 2010. The realized gain recognized on the sale of long-term investments for the fiscal year ended October 31, 2010 was immaterial.

Investments in money market funds have included investments in the Reserve Primary Funds and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds were classified as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the fiscal year ended October 31, 2010 and recorded a realized gain of $0.1 million. The carrying value of our remaining holding of these funds is $1.2 million as of October 31, 2010.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities in fiscal year 2010 was $3 million, compared to $137 million provided in fiscal year 2009. The $3 million net cash provided in fiscal year 2010 came from the issuance of shares under the employee stock plans including contributions by participants to our employee shares purchase plan, pursuant to which 285,899 shares and 355,025 shares were issued in the first and third quarter of fiscal year 2010, respectively.

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

We believe that existing cash, cash equivalents and short-term marketable securities of $431 million as of October 31, 2010, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least for the next twelve months. However, we may require or choose to obtain debt or equity financing in the future. It is uncertain that additional financing, if needed, will be available on favorable terms, or at all.

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

The following table summarizes our contractual obligations at October 31, 2010 (in millions):

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Operating and capital leases	$49	$11	$17	$15	$6
Commitments to contract manufacturers and suppliers	124	124	—	—	—
Other purchase commitments	66	66	—	—	—
Convertible senior note and related interest	167	7	15	145	—
Long-term liabilities	54	—	3	—	51

Total	$460	$208	$35	$160	$57

The contractual obligations table excludes our long-term income taxes payable liabilities and earn out payments related to our acquisition in Touchdown because we cannot make a reliable estimate of the timing of cash payments. As of October 31, 2010, we had total unrecognized tax benefits of $15.9 million, of which $15.5 million is reflected in other long-term liabilities, with the remaining $0.4 million netted against the related deferred tax assets.

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

Commitments to contract manufacturers and suppliers.    We purchase components from a variety of suppliers and, historically, we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Approximately 44% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $6 million as of October 31, 2010, and $8 million as of October 31, 2009. These amounts are included in other current liabilities in our consolidated balance sheets at October 31, 2010 and October 31, 2009.

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

Long-term liabilities.    Long-term liabilities relate primarily to $41 million of defined benefit and defined contribution retirement obligations, $3 million of extended warranty and deferred revenue obligations, a $6 million deferred acquisition credit related to the Touchdown acquisition and $10 million of long-term deferred compensation accrual. Upon our separation from Agilent, the defined benefit plans for our employees located in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date. We expect expenses of approximately $6 million in fiscal year 2011 for the retirement plans. We made approximately $3 million of contributions to the retirement plans in fiscal year 2010.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of October 31, 2010 or October 31, 2009.

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

We currently enter into foreign currency forward contracts to minimize the short-term impact of the exchange rate fluctuations on euro and Singapore dollar denominated cash flows. We currently believe these are our primary exposures to currency rate fluctuation. We have implemented a cash flow hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities in excess of one month. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows.

These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of October 31, 2010, the fair value of foreign currency forward contracts designated as cash flow hedges was approximately $2.9 million. This amount is included within current assets and the related gain of $2.0 million (net of tax of $0.9 million) is included within unrealized gains in accumulated other comprehensive loss.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of October 31, 2010 and October 31, 2009, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our debt securities as “available for sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact on our consolidated financial position, results of operations or cash flows as of October 31, 2010, and our interest income would have increased by approximately $0.4 million for fiscal year 2010.

Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of October 31, 2010, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheet as of October 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of October 31, 2010 had a carrying value of $417 million, of which approximately $38 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $1.0 million for the fiscal year ended October 31, 2010 related to our auction rate securities. We have also recorded an unrealized gain within accumulated other comprehensive loss of approximately $0.4 million, primarily for our auction rate securities that are backed by pools of student loans as of October 31, 2010. The realized gain recognized on the sale of long-term investments for the fiscal year ended October 31, 2010 was immaterial.

Investments in money market funds have included investments in the Reserve Primary Funds and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds were classified as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the fiscal year ended October 31, 2010 and recorded a realized gain of $0.1 million. The carrying value of our remaining holding of these funds is $1.2 million as of October 31, 2010.

The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our share price increases and decreases as the share price declines. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt. Additionally, we do not carry the convertible senior notes at fair value. We present the fair value of the convertible notes as required and for disclosure purposes only.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Verigy Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verigy Ltd. and its subsidiaries at October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in fiscal year 2008.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

December 13, 2010

VERIGY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2010	2009	2008
	(in millions, except share and per share amounts)
Net revenue:
Products	$409	$201	$531
Services	130	122	160

Total net revenue	539	323	691

Cost of sales:
Cost of products	193	133	270
Costs of services	87	82	114

Total cost of sales	280	215	384

Operating expenses:
Research and development	96	92	103
Selling, general and administrative	131	117	154
Restructuring charges	3	8	2
Goodwill impairment	5	—	—

Total operating expenses	235	217	259
Income (loss) from operations	24	(109)	48
Other (expense) income, net	(4)	4	23
Impairment of investments	(1)	(18)	(31)

Income (loss) before income taxes	19	(123)	40
Provision for income taxes	3	4	12

Net income (loss)	$16	$(127)	$28

Net income (loss) per share—basic:	$0.26	$(2.17)	$0.48
Net income (loss) per share—diluted:	$0.26	$(2.17)	$0.47

Weighted average shares (in thousands) used in computing net income (loss) per share:
Basic:	59,567	58,437	59,574
Diluted:	59,905	58,437	60,360

The accompanying notes are an integral part of these consolidated financial statements.

VERIGY LTD.

CONSOLIDATED BALANCE SHEETS

	October 31,
	2010	2009
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$296	$197
Short-term marketable securities	135	167
Trade accounts receivable, net	94	54
Inventory	85	55
Other current assets	47	42

Total current assets	657	515
Property, plant and equipment, net	45	41
Long-term marketable securities	38	75
Goodwill and other intangibles, net	14	20
Other long-term assets	63	62

Total assets	$817	$713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69	$40
Employee compensation and benefits	35	32
Deferred revenue, current	44	26
Income taxes and other taxes payable	6	5
Other current liabilities	18	22

Total current liabilities	172	125
Long-term liabilities:
Convertible senior notes	138	138
Income taxes payable	18	15
Other long-term liabilities	60	33

Total liabilities	388	311

Commitments and contingencies (Note 22)
Shareholders’ equity
Ordinary shares, no par value; 60,015,188 and 58,841,248 issued and outstanding at October 31, 2010 and October 31, 2009, respectively
Additional paid in capital	449	429
Accumulated deficit	(7)	(23)
Accumulated other comprehensive loss	(13)	(4)

Total shareholders’ equity	429	402

Total liabilities and shareholders’ equity	$817	$713

The accompanying notes are an integral part of these consolidated financial statements.

VERIGY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2010	2009	2008
	(in millions)
Cash flows from operating activities:
Net income (loss)	$16	$(127)	$28
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20	16	15
Goodwill impairment	5	—	—
Fixed assets impairment	1	—	—
In-process research and development charge	—	4	—
Gross excess and obsolete inventory-related provisions	7	25	30
Loss on disposal of property, plant and equipment	—	—	2
Loss on sale of marketable securities	1	—	—
Share-based compensation	19	19	17
Excess tax benefits from share-based compensation	—	—	(1)
Impairment of investments	1	18	31
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts receivable, net	(39)	19	35
Inventory	(38)	(1)	(31)
Accounts payable	28	(26)	(11)
Payables to Agilent	—	—	(1)
Employee compensation and benefits	14	(9)	(12)
Deferred revenue, current	16	(25)	(12)
Income taxes and other taxes payable	2	(2)	(9)
Other current assets and accrued liabilities	(11)	(3)	5
Other long term assets and long term liabilities	4	(2)	11

Net cash provided by (used in) operating activities	46	(94)	97
Cash flows from investing activities:
Acquisition and investment, net of cash acquired	—	—	(28)
Proceeds from disposition of assets	3	2	—
Purchases of available-for-sale marketable securities	(220)	(222)	(293)
Proceeds from sales of available-for-sale marketable securities	198	74	101
Proceeds from maturities of available-for-sale marketable securities	89	164	206
Investment in property, plant and equipment	(21)	(8)	(12)
Reclassification to short-term marketable securities	—	—	(25)

Net cash provided by (used in) investing activities	49	10	(51)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	138	—
Issuance costs related to the issuance of convertible senior notes	—	(5)	—
Issuance of ordinary shares under employee stock plans	3	5	8
Excess tax benefits from share-based compensation	—	—	1
Repurchase and retirement of ordinary shares	—	(1)	(53)

Net cash provided by (used in) financing activities	3	137	(44)
Effect of exchange rate changes on cash and cash equivalents	1	—	(4)

Net increase (decrease) in cash and cash equivalents	99	53	(2)
Cash and cash equivalents at beginning of period	197	144	146

Cash and cash equivalents at end of period	$296	$197	$144

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4	$6	$12
Cash paid for interest expense	$7	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VERIGY LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Number of Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions, except number of shares in thousands)
Balance as of October 31, 2007	59,705	$381	$131	$(14)	$498
Components of comprehensive income:
Net income	—	—	28	—	28
Change in unrealized gain (loss) on marketable securities and others, net of tax	—	—	—	(3)	(3)
Change in unrealized gain (loss) on derivatives, net of tax	—	—	—	(7)	(7)
Change in minimum pension liability, net of tax	—	—	—	6	6
Change in foreign currency translation, net of tax	—	—	—	(4)	(4)

Total comprehensive income					20

Cumulative adjustment for the adoption of accounting guidance for uncertainty in income taxes	—	—	(1)	—	(1)
Issuance of ordinary shares under employee stock plans and employee shares purchase plan	754	7	—	—	7
Repurchase of ordinary shares	(2,637)	—	(53)	—	(53)
Tax benefits from stock option exercises	—	1	—	—	1
Share-based compensation	—	17	—	—	17

Balance as of October 31, 2008	57,822	$406	$105	$(22)	$489

Components of comprehensive income:
Net loss	—	—	(127)	—	(127)
Change in unrealized gain (loss) on marketable securities and others, net of tax	—	—	—	3	3
Change in unrealized gain (loss) on derivatives, net of tax	—	—	—	8	8
Change in minimum pension liability, net of tax	—	—	—	6	6
Change in foreign currency translation, net of tax	—	—	—	1	1

Total comprehensive loss					(109)

Issuance of ordinary shares under employee stock plans and employee shares purchase plan	1,216	5	—	—	5
Repurchase of ordinary shares	(197)	—	(1)	—	(1)
Tax deficiency from stock option exercises	—	(1)	—	—	(1)
Share-based compensation	—	19	—	—	19

Balance as of October 31, 2009	58,841	$429	$(23)	$(4)	$402

Components of comprehensive income:
Net income	—	—	16	—	16
Change in unrealized gain (loss) on marketable securities and others, net of tax	—	—	—	(1)	(1)
Change in unrealized gain (loss) on derivatives, net of tax	—	—	—	1	1
Change in minimum pension liability, net of tax	—	—	—	(12)	(12)
Change in foreign currency translation, net of tax	—	—	—	3	3

Total comprehensive income					7

Issuance of ordinary shares under employee stock plans and employee shares purchase plan	1,174	3	—	—	3
Tax deficiency from stock option exercises	—	(2)	—	—	(2)
Share-based compensation	—	19	—	—	19

Balance as of October 31, 2010	60,015	$449	$(7)	$(13)	$429

The accompanying notes are an integral part of these consolidated financial statements.

VERIGY LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We offer a scalable platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, introduced in the third quarter of fiscal year 2009, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”) and consumer mixed-signal devices. During the third quarter of fiscal year 2009, we acquired the assets and business of Touchdown Technologies (“Touchdown”), a privately held company. Touchdown designs, manufactures and supports advanced memory probe cards. See Note 10 “Acquisition of Touchdown Technologies.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation.    The accompanying financial data has been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Our fiscal year end is October 31, and our fiscal quarters end on January 31, April 30, July 31 and October 31. Unless otherwise stated, all dates refer to our fiscal years and fiscal periods. Amounts included in the accompanying consolidated financial statements are expressed in U.S. dollars.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments—which are of a normal and recurring nature—necessary to fairly state the financial position, results of operations and cash flows for the dates and periods presented.

In the third quarter of fiscal year 2008, we recorded a $2.6 million adjustment in other (expense) income, net, related to foreign currency remeasurement gains. These gains related to a failure to remeasure certain foreign currency assets and liabilities, primarily value added tax receivables, arising in fiscal years 2006, 2007 and the first two quarters of fiscal year 2008. Management has assessed the impact of this adjustment and does not believe the amounts are material, either individually or in the aggregate, to any of the prior years’ financial statements, and the impact of correcting these errors in the third quarter of fiscal year 2008 was not material to the full fiscal year 2008 financial statements.

Reclassifications.    Certain amounts disclosed in the notes to the condensed consolidated financial statements for fiscal years 2009 and 2008 were reclassified to conform to the presentation used for fiscal year 2010.

Principles of consolidation.    The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

Revenue recognition.    Net revenue is derived from the sale of products and services and is adjusted for estimated returns and allowances, which historically have been insignificant. Consistent with accounting principles generally accepted in the U.S., we recognize revenue on the sale of semiconductor test equipment when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when service has been performed. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments. At the time we take an order, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. To the extent that a contingent payment exceeds the fair value of the undelivered element, we defer the contingent payment.

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

Trade accounts receivable, net.    Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Our accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of our receivables, among other factors. Our allowance for doubtful accounts was $0.2 million, $0.4 million and $0.1 million as of October 31, 2010, 2009, and 2008, respectively.

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

Share-based compensation.    Share-based compensation expense is primarily based on estimated fair value at grant date using the Black-Scholes option pricing model and is recognized on a straight-line basis for awards granted after November 1, 2005 over the vesting period of the award. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results. We incurred $19 million, $19 million, and $17 million in share-based compensation expense during fiscal years 2010, 2009, and 2008 respectively. Also see Note 8, “Share-Based Compensation” for additional information.

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

The discount rate is used to determine the present value of future benefit payments at the measurement date or October 31. The discount rate for U.S. plans was determined based on published rates for high quality corporate bonds. The discount rate for non-U.S. plans was generally determined in a similar manner. Differences between the expected future cash flows of our plans and the maturities of the high quality corporate bonds are not expected to have a material impact on the selection of discount rates. As discount rates decrease, we would expect our net plan costs to increase and as discount rates increase we would expect our net plan costs to decrease. The accounting guidance for defined benefit pension and other postretirement plans became effective for us as of October 31, 2007 and required recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and postretirement benefit plans such as retiree health and life, with current year changes recognized in shareholders’ equity as a component of accumulated other comprehensive loss. This amount will be recognized over the expected average future service lives of plan participants. Also see Note 20, “Retirement Plans and Post-Retirement Benefits.”

The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns. Declining rate of return assumptions generally result in increased pension expense while increasing rate of return assumptions generally result in lower pension expense. A one percent change in the estimated long-term return on our pension plan assets would result in a $0.4 million impact on pension expense for our fiscal year 2010. There are no plan assets related to our post-retirement health care plans.

Workforce-related events such as restructurings or divestitures can result in curtailment and settlement gains or losses to the extent they have an impact on the average future working lifetime or total number of participants in our retirement and postretirement plans.

Valuation of goodwill and long-lived assets.    We recorded an allocation of goodwill during our separation from Agilent in fiscal year 2006. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. We perform our annual goodwill impairment analysis in the fourth quarter of our fiscal year. Impairment indicators include the significant decrease in market price of an asset, significant adverse changes in the extent or use or physical condition of an asset, significant adverse change in legal or regulatory factors affecting an asset, accumulation of costs significantly in excess of expected costs to acquire or construct an asset, operating or cash flow losses (or projections of losses) that demonstrates continuing losses associated with the use of an asset, or a current expectation that is more likely than not, that an asset will be sold or disposed of significantly before the end of its previously estimated useful life.

The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. We estimate the expected future cash flows by reporting unit and then compare the carrying value including goodwill to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the net assets of the reporting unit, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the net assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods.

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

Net income (loss) per share.    Basic net income (loss) per share is computed by dividing net income (loss)—the numerator—by the weighted average number of common shares outstanding—the denominator—during the period. Diluted net income (loss) per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises and unamortized share-based compensation. The calculation of dilutive net income (loss) per share excludes shares of potential ordinary shares if the effect is anti-dilutive. The dilutive effect of our convertible senior notes will be reflected in diluted net income per share by application of the if-converted method. The conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

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

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for fiscal year 2010. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

Accounting for income taxes.    We adopted accounting guidance for the uncertainty in income taxes in fiscal year 2008. This interpretation clarifies the criteria for recognizing income tax benefits, and requires additional disclosures about uncertain tax positions. Under this accounting guidance, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. This guidance required us to reclassify the majority of our uncertain tax positions from current to non-current in fiscal year 2008 (it does not allow for retroactive treatment or presentation). We recognize interest and penalties related to uncertain tax positions in our provision for income taxes line of our consolidated statements of operations.

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

We are required to assess the realization of our net deferred tax assets and the need for a valuation allowance. This assessment requires that our management make judgments about benefits that could be realized from future taxable income, as well as other positive and negative factors influencing the realization of deferred tax assets. We had a valuation allowance of $2.8 million as of October 31, 2010 for the portion of our deferred tax assets related to related party and capital losses which we do not expect to be able to realize. This $2.8 million did not change from the October 31, 2009 balance.

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

Concentration of credit risk.    We sell our products through our direct sales force. In fiscal years 2010, 2009 and 2008, one of our customers accounted for 10% or more of our net revenue. As of October 31, 2010, one customer accounted for 16.8% of our accounts receivable balance. As of October 31, 2009, one customer accounted for 11.8% of our accounts receivable balance. We perform ongoing credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.

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

Derivative instruments.    We currently enter into foreign currency forward contracts to minimize the short-term impact of the exchange rate fluctuations on euro and Singapore dollar denominated cash flows, where the U.S. dollar is the functional currency. We currently believe these are our primary exposures to currency rate fluctuation. We have implemented a cash flow hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities in excess of one month. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows.

These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of October 31, 2010, the fair value of foreign currency forward contracts designated as cash flow hedges is approximately $2.9 million. This amount is included within current assets and the related gain of $2.0 million (net of tax of $0.9 million) is included within unrealized gains in accumulated other comprehensive loss.

We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of assets and liabilities denominated in currencies other than the functional currency. These contracts are generally for a period of 30 days or less and settled by the end of the month. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other (expense) income, net and offsets the change in fair value of the remeasured assets and liabilities. Verigy does not use derivative financial instruments for trading or speculative purposes.

Inventory valuation.    Inventory is valued at standard cost, which approximates actual cost computed on a first in first out basis. We assess the valuation of our inventory, including demonstration inventory, on a quarterly basis based upon estimates about future demand and actual usage. We estimate future demand based on our existing backlog of orders that we expect to deliver and the forecasted data from expected market trends. We also evaluate the following items: customer forecasts, historical usage, expected timing and impact of new product introductions, the overall business environment affecting our customers, technological obsolescence, expansion and reduction or closure of our customers’ fabrication facilities.

Demand for our products and services can fluctuate significantly from period to period. Our estimates of future product and service demand may subsequently prove to be inaccurate. To the extent that we determine we are holding excess or obsolete inventory, we write down the value of the inventory to its net realizable value, resulting in higher costs of sales and lower gross margins and income from operations. The write-downs are then reflected in cost of products and can be material in amount. The net impact of excess and obsolete inventory charges and the benefit from the sales of previously written down inventory on gross margin was unfavorable by $7 million for fiscal year 2009 and $27 million for fiscal year 2008. In fiscal year 2010, the net impact of excess and obsolete inventory charges and the benefit from the sales of previously written down inventory on gross margin was favorable by $3 million. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher gross margins and income from operations. For example, in fiscal year 2008, we recorded excess and obsolete inventory charges due to the overall drop in demand from our customers as well as the anticipated effect of the announcement of our new V6000 series product on our inventory of earlier generation products. Due to the longevity of the downturn in the semiconductor industry and overall economy, a number of our customers began to purchase these older generation products to meet their testing requirements at a substantially lower cost than our newer products.

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

Impairment of long-lived assets.    We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We impaired approximately $0.5 million of fixed assets related to our memory business as of October 31, 2010, of which $0.4 was recorded within cost of sales and the remainder was recorded within operating expenses.

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

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective for us in the second quarter of fiscal year 2010, except for the new disclosures related to Level 3 activities, which will be effective for us in the first quarter of fiscal year 2012. We are currently assessing the impact that the guidance may have on our consolidated financial statements upon adoption in the first quarter of fiscal year 2012.

4. FAIR VALUE MEASUREMENTS

In fiscal year 2009, we adopted accounting guidance for fair value measurements, which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Concurrently with the adoption of the guidance for fair value measurements, we adopted accounting guidance for the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of October 31, 2010, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value.

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

Level 2:

Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities consist of derivative assets and liabilities, government agency securities and corporate debt securities which are priced using inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Our derivative liabilities were immaterial as of October 31, 2010.

Level 3:

Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Our Level 3 assets consist of auction rate securities and money market investments in the Reserve International Liquidity Fund.

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2010:

	Fair Value Measurement as of October 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Money market funds	$225	$—	$1	$226
Government agency securities	—	26	—	26
Certificate of deposits	17	—	—	17
Corporate debt securities	—	110	—	110
Auction rate securities	—	—	38	38
Derivative assets	—	4	—	4

Total assets measured at fair value	$242	$140	$39	$421

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2009:

	Fair Value Measurement as of October 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Money market funds	$155	$—	$3	$158
Government agency securities	—	40	—	40
Certificate of deposits	13	—	—	13
Corporate debt securities	—	131	—	131
Auction rate securities	—	—	56	56
Derivative assets	—	2	—	2

Total assets measured at fair value	$168	$173	$59	$400

The amounts in the table above are reported in the consolidated balance sheet as of October 31, 2010 as follows:

	Fair Value Measurement as of October 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Cash equivalents	$225	$19	$—	$244
Short-term marketable securities	17	117	1	135
Long-term marketable securities	—	—	38	38
Other current assets	—	4	—	4

Total assets measured at fair value	$242	$140	$39	$421

The amounts in the table above are reported in the consolidated balance sheet as of October 31, 2009 as follows:

	Fair Value Measurement as of October 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Cash equivalents	$156	$—	$—	$156
Short-term marketable securities	—	164	3	167
Long-term marketable securities	12	7	56	75
Other current assets	—	2	—	2

Total assets measured at fair value	$168	$173	$59	$400

The following table provides a summary of changes in fair value of our Level 3 financial assets as of October 31, 2010:

	Auction Rate Securities	Money Market Funds
	(in millions)
Balance as of October 31, 2009	$56	$3
Redemptions	(2)	(2)
Sale of investment	(15)	—
Other-than-temporary impairment	(1)	—

Balance as of October 31, 2010	$38	$1

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	As of October 31, 2010
	Carrying Value	Fair Value
	(in millions)
Convertible senior notes due July 15, 2014	$138	$150

Total convertible notes	$138	$150

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

In accordance with accounting principles generally accepted in the U.S., we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in fair value (i.e. gains or losses) of the derivatives are recorded as cost of sales, operating expenses, other (expense) income, net, or as accumulated other comprehensive income (loss).

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

Cash Flow Hedges

We use forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Singapore dollar and the euro. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of hedges, if any, are recognized in the consolidated statement of operations. The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive loss in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive loss as of October 31, 2010 will generally be reclassified into earnings within twelve months. Changes in the fair value of foreign currency forward exchange due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in other (expense) income, net in the statement of operations. We did not have any ineffective hedges during the periods presented. As of October 31, 2010, the total notional amount of outstanding forward contracts in place that hedged future purchases was approximately $62.7 million, based upon the exchange rate as of October 31, 2010. The forward contracts cover future purchases that are expected to occur over the next twelve months.

Balance Sheet Hedges

Other derivatives not designated as hedging instruments consists primarily of forward contracts to minimize the risk associated with the foreign exchange effects of remeasuring monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market as of October 31, 2010, with realized and unrealized gains and losses included in other (expense) income, net. As of October 31, 2010, we had foreign currency forward contracts in place to hedge exposures in euro, Israeli shekel, Japanese yen, Singapore dollar, Malaysian ringgit, Canadian dollar, Korean won, Chinese yuan and the Taiwanese dollar. As of October 31, 2010, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $33.5 million and the total outstanding forward contracts in place for foreign currency sales was $54.9 million, based upon the exchange rates as of October 31, 2010.

For fiscal year ended October 31, 2010, non-designated foreign currency forward contracts resulted in a gain of $1.7 million. For fiscal year ended October 31, 2010, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $1.4 million. All of the above noted gains and losses are included in other (expense) income, net in our consolidated statements of operations.

The amounts in the tables below include fair value adjustments related to our own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$2.9	$1.5	$—	$—
Foreign exchange contracts not designated as cash flow hedges	0.7	0.4	0.2	0.1

Total derivatives costs	$3.6	$1.9	$0.2	$0.1

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Loss

The following table represents only the amounts recognized in other comprehensive loss for designated derivative contracts and the associated impact that was reclassified to the statement of operations as an (increase) decrease in cost of sales and operating expenses:

	Change Recognized in OCI (Effective Portion)	Location of Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Year Ended October 31, 2010		Year Ended October 31, 2010
	(in millions)		(in millions)
Foreign exchange contracts	$(1.3)	Cost of Sales	$(0.5)
		Operating Expenses	$(2.2)

Foreign exchange contracts designated as cash flow hedges relate to employee payroll and benefits as well as other costs primarily related to manufacturing and research and development. The associated gains and losses are expected to be recorded in cost of sales and operating expenses when reclassified from accumulated other comprehensive loss.

We expect to realize the accumulated other comprehensive income balance related to foreign exchange contracts within the next twelve months.

Effect of Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of designated derivative contracts on the results of operations recognized as an (increase) decrease in cost of sales and operating expenses was as follows:

	Year Ended October 31,
	(in millions)
	2010	2009
Foreign exchange contracts designated as cash flow hedges	$(2.7)	$(6.1)

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on the results of operations recognized in other (expense) income, net was as follows:

	Year Ended October 31,
	(in millions)
	2010	2009	2008
Gain (loss) on foreign exchange contracts	$1.7	$(0.5)	$(0.5)

6. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the periods presented below:

	Year Ended October 31,
	2010	2009	2008
Basic Net Income (Loss) Per Share:
Net income (loss) (in millions)	$16	$(127)	$28
Weighted average number of ordinary shares(1)	59,567	58,437	59,574
Basic net income (loss) per share	$0.26	$(2.17)	$0.48
Diluted Net Income (Loss) Per Share:
Net income (loss) (in millions)	$16	$(127)	$28
Weighted average number of ordinary shares(1)	59,567	58,437	59,574
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans(1)(2)	338	—	786

Total shares for purpose of calculating diluted net income (loss) per share(1)	59,905	58,437	60,360

Diluted net income (loss) per share	$0.26	$(2.17)	$0.47

(1)	Weighted average shares are presented in thousands.

(2)	The dilutive effect of our convertible senior notes will be reflected in diluted net income per share by application of the if-converted method. The conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. The convertible senior notes are anti-dilutive for fiscal years 2010 and 2009. Also see Note 11, “Convertible Senior Notes.”

The dilutive effect of outstanding options and restricted share units is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by accounting principles generally accepted in the U.S.

The following table presents those outstanding options to purchase ordinary shares, restricted share units and convertible senior notes which were not included in the computation of diluted net income (loss) per share because the effect of their inclusion was anti-dilutive:

	Year Ended October 31,
	2010	2009	2008
	(in thousands)
Non-qualified Share Options:
Number of options to purchase ordinary shares	4,049	4,331	990
Restricted share units:
Number of restricted share units	421	1,356	17
Convertible Senior Notes:
Number of potential ordinary shares to be converted	10,526	10,526	—

7. PROVISION FOR INCOME TAXES

We recorded an income tax provision of approximately $3 million, $4 million and $12 million for fiscal years ended October 31, 2010, 2009 and 2008, respectively.

We are incorporated in Singapore and have negotiated tax incentives with the Singapore Economic Development Board, an agency of the Government of Singapore, which have been approved by Singapore’s Ministry of Finance and Ministry of Trade and Industry. Under the incentives, a portion of the income we earn in Singapore during these ten to fifteen year incentive periods is subject to reduced rates of Singapore income tax. The incentive tax rates will expire in various fiscal years beginning in fiscal 2016. The Singapore corporate income tax rates that would apply, absent the incentives, is 17% for fiscal years 2010 and 2009 and 18% for fiscal year 2008. Without these incentives, our income taxes would have increased by $4 million or $0.07 per share (diluted) for fiscal year 2010, decreased by $21 million or $0.35 per share (diluted) for fiscal year 2009, and increased by $4 million or $0.07 per share (diluted) for fiscal year 2008. In order to receive the benefit of the incentives, we must develop and maintain in Singapore certain functions such as procurement, financial services, order management, credit and collections, spare parts depot and distribution center, a refurbishment center and regional activities like an application development center. In addition to these qualifying activities, we must hire a specified number of employees and maintain minimum levels of investment in Singapore. We have from two to nine years to phase-in the qualifying activities and to hire the specified numbers of employees. If we do not fulfill these conditions for any reason, our incentive could lapse, our income in Singapore would be subject to taxation at higher rates, and our overall effective tax rate could be between fifteen to twenty percentage points higher than would have been the case had we maintained the benefit of the incentives.

Our provision for income taxes for fiscal years 2010, 2009, and 2008 are as follows:

	Year Ended October 31,
	2010	2009	2008
	(in millions)
Current:
Domestic (U.S.)	$1	$1	$6
Domestic (Singapore)	2	1	6
Foreign	6	3	8
Deferred:
Domestic (U.S.)	(4)	—	(4)
Domestic (Singapore)	—	(1)	(3)
Foreign	(2)	—	(1)

Total tax provision	$3	$4	$12

The table below shows the geographical mix of our pre-tax profit and loss positions for fiscal years 2010, 2009, and 2008.

	Year Ended October 31,
	2010	2009	2008
	(in millions)
Domestic (U.S.)	$(13)	$(3)	$3
Domestic (Singapore)	18	(134)	15
Foreign	14	14	22

Total net (loss) income before taxes	$19	$(123)	$40

The table below reconciles the differences between our domestic statutory income tax rates and our effective tax rate:

	Year Ended October 31,
	2010	2009	2008
Notional U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal benefit	(3.0)	(0.3)	(1.4)
Foreign losses (income) taxed at lower rates	(24.2)	(32.3)	(18.3)
Investment income and losses	2.3	(4.4)	10.5
R&D credits	(0.3)	0.5	(1.9)
Effect of Permanent differences	4.3	—	1.5
Other, net	1.9	(0.5)	2.5
Increase in valuation allowance	—	(1.4)	2.1

	16.0%	(3.4)%	30.0%

Our income taxes payable were approximately $19 million, $15 million and $13 million, at October 31, 2010, 2009 and 2008, respectively. These amounts are included within income taxes and other taxes payable and long-term income taxes payable.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities used for financial reporting and tax purposes. We had no net deferred tax liabilities as of fiscal years ended October 31, 2010 and 2009. The significant components of deferred tax assets included in the consolidated balance sheets as of October 31, 2010 and 2009 are:

	October 31,
	2010	2009
	(in millions)
Deferred income tax assets:
Inventory	$13	$17
Intangibles	13	17
Stock based compensation expense	7	6
Pension liabilities	6	3
Employee benefits, other than retirement	4	1
Net operating losses and credit carryforwards	12	11
Other comprehensive income	5	1
Other	4	2

Total deferred income tax assets	64	58
Deferred income tax liabilities:
Fixed assets	(2)	(1)

Total deferred income tax liabilities	(2)	(1)

Valuation allowance	(3)	(3)

Net deferred income tax assets	$59	$54

As of October 31, 2010 and 2009, we had $59 million and $54 million, respectively, of net deferred tax assets due to temporary differences between the book and tax basis of the net assets. Management periodically evaluates the realizability of its net deferred tax assets and the need for any valuation allowance based on all available evidence, both positive and negative in accordance with the accounting guidance for income taxes. In performing this analysis, management considered the impact of Verigy’s current year consolidated income before income taxes of $19 million and the factors giving rise to such income. Management further considered various factors for each jurisdiction including historical evidence of profitability, expectations of future taxable income, indefinite loss carryovers in Singapore and the historical profitability of most jurisdictions due to Verigy’s tax structure. After evaluating both negative and positive factors, we determined that no valuation allowance is needed for the net deferred tax assets of $59 million as of October 31, 2010, and based on the available evidence, we concluded that its more likely than not that these assets will be realized. We have, however, established a valuation allowance of $2.8 million for the portion of our deferred tax assets related to related party and capital losses which we do not expect to be able to realize. This $2.8 million did not change from the October 31, 2009 balance.

In addition, as of October 31, 2010, we have $22 million of available U.S. net operating loss carryforwards for income tax purposes, which begin to expire in 2016 through 2029. We also have $204 million of Singapore net operating loss carryforward available for income tax purposes that carryforward indefinitely with no expiration date. We also have a Federal Research and Development tax credit carryforward of $0.8 million available for income tax purposes, which expire in 2028 through 2030, and $2.4 million of California Research and Development tax credit available for income tax purposes that carryforward indefinitely with no expiration date.

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

We adopted accounting guidance for the uncertainty in income taxes. This guidance clarifies the criteria for recognizing income tax benefits, and requires additional disclosures about uncertain tax positions. Under this accounting guidance the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of the consolidated liability (excluding interest and penalties) for unrecognized income tax benefits is as follows:

	October 31, 2010	October 31, 2009
	(in millions)
Balance at November 1,	$14	$12
Additions for tax positions of prior fiscal years	—	1
Additions for tax positions related to current fiscal year	2	1

Balance at October 31,	$16	$14

At October 31, 2010, the total unrecognized tax benefits of $15.9 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $15.5 million of unrecognized tax benefits which are reflected in other long term liabilities. Unrecognized tax benefits of $15.9 million would reduce our income tax provision if recognized.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We recognized interest and penalties related to uncertain tax positions in our provision for income tax of $0.4 million and $0.6 million during fiscal years 2010 and 2009, respectively. We have approximately $2.2 million of accrued interest and penalties as of October 31, 2010 and approximately $1.8 million of accrued interest and penalties as of October 31, 2009.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. During fiscal year 2010, the U.S. Internal Revenue Service completed its audit of our federal income tax returns for fiscal years 2006 and 2007, which did not result in a material impact to our unrecognized tax benefits and financial statements. Our 2006 through 2009 tax years remain subject to examination by the tax authorities in our major tax jurisdictions. We believe it is reasonably possible that the unrecognized tax benefits could decrease (whether by payment, release or a combination of both) by approximately $5.9 million within the next twelve months. However, as a result of uncertainties regarding the timing of the completion of tax audits and their possible outcomes, we can not estimate whether we would have a material change in our remaining unrecognized tax benefits over the next twelve months.

8. SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). A total of 10,300,000 ordinary shares were authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted share units. On April 6, 2010, our shareholders approved an additional 3,000,000 ordinary shares to increase the maximum number of ordinary shares authorized for issuance under the 2006 EIP to 13,300,000 ordinary shares. As of October 31, 2010, there were approximately 4,800,000 ordinary shares available for new awards under the 2006 EIP and approximately 6,300,000 ordinary shares reserved for issuance for outstanding stock option and restricted share unit awards.

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

As of October 31, 2010, a cumulative plan total of 2,054,601 ordinary shares had been issued since inception as a result of purchases made by participants in our Purchase Plan, including 285,899 shares and 355,025 shares issued in the first quarter and third quarter of fiscal year 2010, respectively.

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

Share-Based Award Activity

The following table summarizes stock option activity for fiscal years 2010 and 2009:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2008	3,451	$16.50
Granted	1,044	$9.51
Exercised(1)	(44)	$9.62
Cancelled / Expired	(120)	$15.85

Outstanding as of October 31, 2009	4,331	$14.90
Granted	713	$10.00
Exercised(1)	(35)	$8.95
Cancelled / Expired	(434)	$15.80

Outstanding as of October 31, 2010	4,575	$14.09

(1)	The total pretax intrinsic value of stock options exercised during fiscal years 2010 and 2009 was immaterial.

The following table summarizes restricted share unit activity for fiscal years 2010 and 2009:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2008	1,264	$20.27
Granted	1,225	$9.08
Vested and paid out	(615)	$16.97
Forfeited	(97)	$17.39

Outstanding as of October 31, 2009(2)(3)(4)	1,777	$13.85
Granted	837	$11.62
Vested and paid out	(753)	$15.10
Forfeited	(126)	$12.78

Outstanding as of October 31, 2010(2)(3)(4)	1,735	$12.31

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During fiscal year 2010 we withheld 256,000 ordinary shares to satisfy $2.5 million of employees’ tax obligations. During fiscal year 2009, we withheld approximately 188,000 ordinary shares to satisfy $2.0 million of employees’ tax obligations.

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy at October 31, 2010:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$ 6.49 - 15.00	2,916	4.23 years	$11.34	$722
$15.01 - 20.00	1,246	4.20 years	$16.63	—
$20.01 - 25.00	93	3.42 years	$23.98	—
$25.01 - 30.00	320	3.09 years	$26.45	—

	4,575	4.12 years	$14.09	$722

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $9.17 on October 29, 2010, which would have been received by award holders had all award holders exercised their awards (both vested and unvested) that were in-the-money as of that date. As of October 31, 2010, approximately 3,287,000 outstanding options were vested and exercisable and the weighted average exercise price was $15.01. The total number of exercisable stock options that were in-the-money was approximately 257,000, and the weighted average exercise price per share of the in-the-money options was $7.94.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at October 31, 2010:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$ 6.46 - 15.00(2)	1,418	$10.34
$15.01 - 20.00(3)	95	$18.65
$20.01 - 25.00	169	$20.84
$25.01 - 30.00(4)	53	$26.33

	1,735	$12.31

(2)	The outstanding restricted share units as of October 31, 2010 include 49,000 fully vested units held by outside directors.

(3)	The outstanding restricted share units as of October 31, 2010 include 23,000 fully vested units held by outside directors.

(4)	The outstanding restricted share units as of October 31, 2010 include 4,000 fully vested units held by outside directors.

As of October 31, 2010, the total grant date fair value of our outstanding restricted share units was approximately $21.4 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $15.9 million.

Share-based Compensation

The impact on our results for share-based compensation for Verigy options, restricted share units and employee share purchases made under the Purchase Plan during fiscal years 2010, 2009, and 2008 respectively, were as follows:

	Year Ended October 31,
	2010	2009	2008
	(in millions)
Cost of products and services	$3.5	$3.4	$3.1
Research and development	2.2	2.1	2.0
Selling, general and administrative	13.4	13.5	11.7

Total share-based compensation expense	$19.1	$19.0	$16.8

For fiscal years 2010, 2009 and 2008 share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of Verigy options granted during fiscal years 2010 and 2009 was $4.22 and $4.32 per share, respectively, and was determined using the Black-Scholes option pricing model. The tax benefit realized from equity compensation for fiscal year 2010 was $2.0 million, compared to $1.6 million for fiscal year 2009 and $2.3 million for fiscal year 2008.

As of October 31, 2010, 2009 and 2008, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $21.7 million, $27.8 million and $30.7 million, respectively. We expect to recognize the compensation cost related to these share-based awards over a weighted average of 2.42 years.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during fiscal years 2010, 2009 and 2008 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Year Ended October 31,
	2010	2009	2008
Risk-free interest rate for options	1.9%	1.8%	3.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility for options	49.6%	54.3%	47.2%
Expected options life	4.44 years	4.45 years	4.44 years

Valuation Assumptions for the Purchase Plan

	Year Ended October 31,
	2010	2009	2008
Risk-free interest rate for ESPP	0.3%	0.4%	2.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility for ESPP	50.8%	51.9%	44.1%
Expected ESPP life	6 months	6 months	6 months

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

We repurchased 2.8 million ordinary shares for approximately $55 million with a weighted average price per share of $19.25 under the 2008 and 2009 Repurchase Plans as of October 31, 2009. We did not repurchase any ordinary shares during fiscal year 2010. All repurchased shares are immediately retired and will not be available for future resale.

10. ACQUISITION OF TOUCHDOWN TECHNOLOGIES

On June 15, 2009, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Touchdown. The consideration payable in the acquisition consists of contingent consideration payable based on revenue from probe card sales during a five year period beginning November 1, 2009. There is no minimum or maximum amount of contingent consideration payable pursuant to the acquisition agreement and we have not made any payments as of October 31, 2010.

We accounted for the acquisition using the purchase method of accounting in accordance with accounting principles generally accepted in the U.S. Under the purchase method of accounting, the estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their fair values. As we did not pay any purchase consideration at the time of the acquisition, the fair value of acquired net assets over purchase consideration of zero was recorded as a deferred acquisition credit included within other liabilities in the balance sheet. When the contingencies are resolved, any contingent consideration paid will reduce this liability. Any excess of the contingent payments over this liability will be recognized as an additional cost of the acquisition. Any excess of this liability over the contingent payments will reduce the recognized value of the acquired net assets on a pro rata basis. Any amount that remains after reducing those assets to zero will be recognized as an extraordinary gain.

The purchase price allocation was as follows (in millions):

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

From the acquisition date, the results of operations of Touchdown’s business are included in our consolidated statement of operations.

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

If we undergo a fundamental change, for instance if we were to be acquired, subject to certain conditions, holders may require us to purchase their notes in whole or in part for cash at a purchase price equal to 100% of the principal amount being purchased, plus accrued and unpaid interest, up to the date of purchase. In addition, upon the occurrence of a fundamental change, for holders who elect to convert their notes in certain circumstances, we will increase the conversion rate not to exceed 95.3288 per $1,000 principal amount, equal to a conversion price of $10.49 per ordinary share. Upon default, holders of at least 25% of the convertible notes can declare 100% of the principal and accrued and unpaid interest to become due and payable. In the event of insolvency or bankruptcy, the aggregate principal and accrued and unpaid interest automatically become due and payable.

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

Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of October 31, 2010, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our consolidated balance sheet as of October 31, 2010, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities primarily consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of October 31, 2010 had a carrying value of $417 million, of which approximately $38 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an other-than-temporary impairment in the statement of operations of $1.0 million for the fiscal year ended October 31, 2010 related to our auction rate securities. We have also recorded an unrealized gain within accumulated other comprehensive loss of approximately $0.4 million, primarily for our auction rate securities that are backed by pools of student loans as of October 31, 2010. The realized gain recognized on the sale of long-term investments for the fiscal year ended October 31, 2010 was immaterial.

Investments in money market funds have included investments in the Reserve Primary Funds and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. As a result of these events, these funds were classified as short-term marketable securities because, based on the maximum maturity date of the underlying securities as well as the proposed liquidation plan and distribution updates received for the funds, we believe that within one year, these investments will be redeemable. We received the final distribution from our investment in the Reserve Primary Fund during the fiscal year ended October 31, 2010 and recorded a realized gain of $0.1 million. The carrying value of our remaining holding of these funds is $1.2 million as of October 31, 2010.

The following table summarizes our marketable security investments as of October 31, 2010:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$226	$—	$226
Certificate of deposits	17	—	17
U.S. government agency securities	26	—	26
Corporate debt securities	110	—	110

Total cash equivalents and short-term marketable securities	$379	$—	$379

Long-term marketable securities:
Auction rate securities	$38	$—	$38

Total long-term available for sale investments	$38	$—	$38

As Reported:
Cash equivalents			$244
Short-term marketable securities			135
Long-term marketable securities			38

Total at October 31, 2010			$417

The following table summarizes our marketable security investments as of October 31, 2009:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
	(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$158	$—	$158
U.S. government agency securities and certificate of deposits	41	—	41
Corporate debt securities	124	—	124

Total cash equivalents and short-term marketable securities	$323	$—	$323

Long-term marketable securities:
Certificate of deposits	$12	—	$12
Corporate debt securities	6	1	7
Auction rate securities	$56	$—	$56

Total long-term available for sale investments	$74	$1	$75

As Reported:
Cash equivalents			$156
Short-term marketable securities			167
Long-term marketable securities			75

Total as of October 31, 2009			$398

The amortized cost, which is net of other-than-temporary impairment losses, and estimated fair value of cash equivalents and marketable securities classified as available for sale as of October 31, 2010 are shown in the table below by their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Less than 1 year	$356	$—	$356
Due in 1 to 2 years	23	—	23
Due after 2 years	38	—	38

Total at October 31, 2010	$417	$—	$417

13. INVENTORY

Inventory, net of related reserves, consists of the following:

	October 31, 2010	October 31, 2009
	(in millions)
Raw materials	$38	$26
Finished goods	47	29

Total inventory	$85	$55

There were approximately $30 million of demonstration products included in finished goods inventory as of October 31, 2010, and $15 million as of October 31, 2009.

The total cost of products in the consolidated statements of operations for fiscal years 2010, 2009 and 2008 included gross inventory-related provisions of $7 million, $25 million and $30 million, respectively, for excess and obsolete inventory at our sites, as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, our gross margins were favorably impacted by the sale of previously written-down inventory of $10 million, $18 million, and $3 million, respectively, for the same periods.

14. OTHER CURRENT ASSETS

	October 31, 2010	October 31, 2009
	(in millions)
Current deferred tax assets	$21	$20
Value added tax receivable	9	7
Prepaid taxes	1	5
Other prepayments	9	3
Other receivables	2	3
Other	5	4

Total other current assets	$47	$42

15. PROPERTY, PLANT AND EQUIPMENT, NET

	October 31, 2010	October 31, 2009
	(in millions)
Leasehold improvements	$14	$13
Software	21	21
Machinery and equipment	79	60

Total property, plant and equipment	114	94
Accumulated depreciation	(69)	(53)

Total property, plant and equipment, net	$45	$41

We recorded $20 million, $16 million and $15 million of depreciation and amortization expense for fiscal years 2010, 2009, and 2008, respectively.

We performed a long-lived asset impairment analysis during the three months ended October 31, 2010 because of the continued weakness in our memory business and reductions to related cash flow forecasts as of the fourth quarter of fiscal year 2010. Based on this analysis, we impaired approximately $0.5 million of fixed assets related to our memory business as of October 31, 2010, of which $0.4 was recorded within cost of sales and the remainder was recorded within operating expenses.

16. OTHER LONG TERM ASSETS

	October 31, 2010	October 31, 2009
	(in millions)
Deferred tax assets, non-current	$39	$35
Flexible time off assets	12	14
Defined benefit contribution assets	3	2
Lease deposits	5	5
Issuance costs for convertible senior notes	3	4
Other	1	2

Total other long term assets	$63	$62

The flexible time off assets relate to amounts set aside to fund vacation, holiday and flexible time-off benefits for our employees in Germany.

Information about our pension plans and associated assets are presented in Note 20, “Retirement Plans and Post-Retirement Benefits.”

17. GOODWILL AND LONG-LIVED ASSETS

Our goodwill balance represents an allocation of goodwill recorded during the 2006 separation from Agilent. Our goodwill balance was $13 million as of October 31, 2010 and $18 million as of October 31, 2009. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

As a result of the continued weakness in our memory business and reductions to the related cash flow forecasts as of the fourth quarter of fiscal year 2010 for the memory reporting unit, we determined that the goodwill related to this reporting unit was impaired. We recorded an impairment charge of $5 million, which represented the entire goodwill amount related to this reporting unit during the fourth quarter of fiscal year 2010. Our assessment of goodwill impairment indicated that the fair value of our SOC reporting unit exceeded its estimated carrying value by a significant amount and therefore goodwill for this reporting unit was not impaired.

The fair value of the memory reporting unit was determined using the income approach, as this was deemed to be the most indicative of the reporting unit’s fair value. We did not use the market approach as we believe that the market approach would not be meaningful given the size of the memory business relative to Verigy as a whole and the lack of profitability compared to other comparable companies. We also considered an expected liquidation value, however, this value would be lower than the value derived using the income approach due to the severance and other costs associated with liquidation. For purposes of the memory reporting unit goodwill analysis, we assumed that the memory business would continue to be weak through the first half of 2011 due to the excess inventory of used equipment in the market. We expect a slight increase during the second half of 2011, followed by a recovery period. The process of evaluating goodwill is highly subjective and requires significant judgment.

During fiscal year 2009, we recorded $2 million of intangible assets related to our acquisition of Touchdown with a weighted-average amortization period of 4 years. These assets will be amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of October 31, 2010 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We performed an intangible asset impairment analysis during the fourth quarter of fiscal year 2010 because of the continued weakness in our memory business and reduction to related cash flow forecasts. Based on this analysis, we concluded that our intangible assets were not impaired.

18. GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity for fiscal years 2010 and 2009 is shown in the table below:

	October 31, 2010	October 31, 2009
	(in millions)
Beginning balance as of November 1,	$3	$5
Accruals for warranties issued during the period	5	4
Accruals related to pre-existing warranties (including changes in estimates)	(1)	—
Settlements made during the period	(4)	(6)

Ending balance as of October 31,	$3	$3

In our consolidated balance sheets, standard warranty accrual is presented within other current liabilities.

Also see Note 21, “Other Current Liabilities and Other Long-Term Liabilities.”

Extended Warranty

A summary of our extended warranty deferred revenue activity for fiscal years 2010 and 2009 is shown in the table below:

	October 31, 2010	October 31, 2009
	(in millions)
Beginning balance as of November 1,	$8	$16
Revenue recognized during the period	(6)	(11)
Deferral of revenue for new contracts	4	3

Ending balance as of October 31,	$6	$8

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

The total charges during fiscal year 2010 for our restructuring actions were approximately $4.6 million, $1.6 million of which was recorded within cost of sales and the remainder of which was recorded within operating expenses.

The total charges during fiscal year 2009 for our restructuring actions were approximately $13.7 million, $5.5 million of which was recorded within cost of sales and the remainder of which was recorded within operating expenses.

As of October 31, 2010, we had approximately $3.5 million of accrued restructuring liability included within other current liabilities on our consolidated balance sheet. The accrual primarily relates to severance and benefit payments and are expected to be paid out by the end of fiscal year 2011.

The table below summarizes the impact to the statement of operations resulting from all restructuring actions for fiscal years ended October 31, 2010, 2009 and 2008 is shown below:

	Year Ended October 31,
	2010	2009	2008
	(in millions)
Restructuring charges (included in cost of sales)	$2	$6	$—
Restructuring charges (included in operating expenses)	3	8	2

Total restructuring charges	$5	$14	$2

A summary of restructuring activity for all restructuring actions through October 31, 2010 is shown in the table below:

Workforce Reduction
(in millions)
Beginning balance at October 31, 2009	$5
Total charges	5
Cash payments	(4)
Other	(2)

Ending balance at October 31, 2010	$4

20. RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

We recognize the funded status of our defined benefit postretirement plans on our consolidated balance sheets, and our changes in the funded status are reflected in comprehensive income.

Accumulated other comprehensive income (loss).    The following table summarizes the amounts recorded to accumulated other comprehensive income (loss) before taxes as of October 31, 2010:

	U.S. Plans	Non-U.S. Plans	Non-pension postretirement benefit plan
	(in millions)
Net transition obligation (asset)	$—	$—	$—
Net prior service cost (credit)	—	—	0.7
Net actuarial loss (gain)	—	14.8	0.7

Total net plan	$—	$14.8	$1.4

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

For fiscal year 2010, our matching expenses for our U.S. employees under the Verigy 401(k) plan were $2.0 million and $2.1 million for fiscal year 2009. We recorded approximately $0.5 million for the Verigy profit sharing plans in fiscal year 2010, however, we did not incur any expense in fiscal year 2009.

Prior to the separation, Agilent had sponsored post-retirement health care benefits and a death benefit under the Retiree Survivor’s Benefit Plan for our eligible U.S. employees. At June 1, 2006, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan. For fiscal years 2010 and 2009, the amount of expenses recognized under the RMA plan was approximately $0.6 million and $0.5 million, respectively. There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans.    Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Costs for All U.S. and Non-U.S. Plans.    The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for fiscal years 2010, 2009 and 2008:

	U.S. Plans			Non-U.S. Plans			Total
	Year Ended October 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in millions)
Defined benefit pension plan costs	$—	$—	$—	$4	$5	$7	$4	$5	$7
Defined contribution pension plan costs	2	2	3	1	1	1	3	3	4
Non-pension post-retirement benefit costs	1	1	1	—	—	—	1	1	1

Total retirement-related plans costs	$3	$3	$4	$5	$6	$8	$8	$9	$12

Non-U.S. Defined Benefit.    For fiscal years 2010, 2009 and 2008, the net pension costs related to participation in our non-U.S. defined benefit plans were comprised of:

	Year Ended October 31,
	2010	2009	2008
	(in millions)
Service cost—benefits earned during the year	$2.9	$3.6	$4.8
Interest cost on benefit obligation	3.4	3.5	3.7
Expected return on plan assets	(2.7)	(2.3)	(2.7)
Amortization and deferrals:
Actuarial loss	—	0.6	1.3

Total net plan costs	$3.6	$5.4	$7.1

Measurement date.    We use October 31 as the measurement date to measure our plan assets and benefit obligations for all of our non-U.S. plans and U.S. retiree medical account.

Funded status—For fiscal years 2010 and 2009, the funded status of our non-U.S. defined benefit plans were:

	Non-U.S. Defined Benefit Plans
	Year Ended October 31,
	2010	2009
	(in millions)
Change in fair value of plan assets:
Fair value—beginning of period	$44.0	$38.7
Actual return on plan assets	5.5	0.5
Employer contributions	3.3	2.1
Participants’ contributions	1.3	1.3
Benefits paid	(0.5)	(0.5)
Currency impact	(2.0)	1.9

Fair value—end of period	$51.6	$44.0

Change in benefit obligation:
Benefit obligation—beginning of period	$62.1	$62.7
Service cost	2.9	3.6
Interest cost	3.4	3.5
Participants’ contributions	1.3	1.3
Actuarial gain	17.5	(10.9)
Benefits paid	(0.5)	(0.6)
Adjustment due to change of measurement date	—	0.7
Currency impact	(0.3)	1.8

Benefit obligation—end of period	$86.4	$62.1

Funded status of the plans	$(34.8)	$(18.1)
Unrecognized prior service cost	—	—

Accrued benefit cost—end of year	$(34.8)	$(18.1)

Liabilities recorded in the balance sheet:
Liabilities	$(34.8)	$(18.1)

As of October 31, 2010 and 2009, the amounts of the obligations for our non-U.S. defined benefit plans were as follows:

	Year Ended October 31,
	2010	2009
	(in millions)
Aggregate projected benefit obligation (“PBO”)	$86.4	$62.1
Aggregate accumulated benefit obligation (“ABO”)	$70.4	$50.6

Plan Assets:

Defined Benefit Pension Plans:

Verigy’s investment strategy for the defined benefit pension plans is to allocate assets in a manner that seeks both to maximize the safety of promised benefits and to minimize the cost of funding those benefits. Verigy directs the overall portfolio allocation, and uses an investment consultant that has discretion to structure portfolios and select the investment managers within those allocation parameters. One investment manager is utilized, including both active and passive management approaches. The plan assets are diversified across different asset classes and investment styles, and those assets are periodically rebalanced toward asset allocation targets.

The target asset allocation for plan assets reflects a risk/return profile that Verigy believes is appropriate relative to the liability structure and return goals for the plans. We periodically review the allocation of plan assets relative to alternative allocation models to evaluate the need for adjustments based on forecasted liabilities and plan liquidity needs. The current target allocations for the non-U.S. defined benefit pension plan assets are 60% in public equity securities and 40% in fixed-income securities. The equity investment target allocation is primarily focused on international equity securities. The fixed-income allocation is primarily directed toward long-term international bond investments and high-yield bonds.

The fair values of the assets for the defined benefit pension plans by asset category were as follows:

	Fair Value Measurements as of October 31, 2010
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash & cash equivalents(a)	$8.3	$—	$—	$8.3
Equity securities:(b)
Global equities	—	24.6	—	24.6
Emerging market equities	—	3.6	—	3.6
European equities	—	5.3	—	5.3
Fixed-income securities:(c)
International bonds	—	3.7	—	3.7
High yield bonds	—	2.4	—	2.4
Euro bonds	—	3.7	—	3.7

Total	$8.3	$43.3	$—	$51.6

(a)	Cash equivalents were primarily in short-term investment funds, which consisted of short-term money market instruments that were valued using quoted prices for similar assets and liabilities in active markets.

(b)	Includes funds that invest primarily in equity securities of companies for which quoted prices are available in active markets.

(c)	Includes funds that invest primarily in investment-grade debt securities.

Assumptions.    The assumptions used to determine the benefit obligations and expense for all of Verigy’s defined benefit and post-retirement benefit plans are presented in the tables below. The impacts of the assumptions listed for the fiscal years 2010, 2009 and 2008 have already been recognized in our consolidated statement of operations. The expected long-term return on assets below is based on the historical rate of return for our chosen asset mix of equities and fixed income investments adjusted for anticipated future movements.

Assumptions used to calculate the net periodic cost in each year were as follows:

	Year Ended October 31,
	2010	2009	2008
Non-U.S. defined benefit plans:
Discount rate	2.00 - 6.50%	2.25 - 6.25%	2.25 - 5.25%
Average increase in compensation levels	2.50 - 4.00%	2.50 - 4.50%	3.00 - 4.50%
Expected long-term return on assets	1.50 - 6.75%	3.00 - 6.00%	2.75 - 6.00%
U.S. post-retirement benefits plans:
Discount rate	4.25%	5.25%	9.00%
Expected long-term return on assets	—%	—%	—%
Current medical cost trend rate	9.00%	9.00%	8.00%
Ultimate medical cost trend rate	4.00%	5.00%	5.00%
Medical cost trend rate decreases to ultimate rate in year	2025	2019	2011

Assumptions used to calculate the benefit obligations and the resulting additional minimum pension liability were as follows:

	Year Ended October 31,
	2010	2009	2008
Non-U.S. defined benefit plans:
Discount rate	1.50 - 5.00%	2.00 - 6.50%	2.25 - 6.25%
Average increase in compensation levels	2.00 - 4.00%	2.50 - 4.00%	2.50 - 4.50%

21. OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current liabilities as of October 31, 2010 and 2009 were as follows:

	October 31, 2010	October 31, 2009
	(in millions)
Supplier liabilities	$6	$8
Restructuring accrual	4	5
Accrued warranty costs	3	3
Leases payable	1	2
Interest payable	2	2
Other taxes payable	6	5
Other	2	2

Total other current liabilities	$24	$27

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our current forecasted production and service and support needs. Also see Note 18, “Guarantees” for additional information regarding warranty accruals and Note 19, “Restructuring” for additional information regarding our restructuring accrual.

Other long-term liabilities as of October 31, 2010 and 2009 were as follows:

	October 31, 2010	October 31, 2009
	(in millions)
Long-term extended warranty and deferred revenue	$3	$3
Retirement plan accruals	41	24
Deferred acquisition credit (see note 10)	6	6
Long-term deferred compensation accrual	10	—

Total other long-term liabilities	$60	$33

Also see Note 20, “Retirement Plans and Post-Retirement Benefits” for additional information regarding retirement plan accruals and Note 10, “Acquisition of Touchdown Technologies” for additional information regarding the deferred acquisition credit.

22. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments.    The following table reflects our non-cancelable operating lease commitments as of October 31, 2010:

Fiscal Year	Amount
(in millions)
2011	$10
2012	9
2013	8
2014	8
2015	7
Thereafter	6

Total	$48

Rent expense was $7.1 million, $6.7 million, and $6.3 million for fiscal years 2010, 2009 and 2008, respectively.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business.

23. OTHER (EXPENSE) INCOME, NET

The following table presents the components of other (expense) income, net for fiscal years 2010, 2009, and 2008:

	Year Ended October 31,
	2010	2009	2008
	(in millions)
Interest and other income	$3	$7	$17
Interest expense	(8)	(2)	—
Net foreign currency gain (loss)	1	(1)	6

Other (expense) income, net	$(4)	$4	$23

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

The following table presents the components of impairment of investments for fiscal years 2010, 2009, and 2008:

	Year Ended October 31,
	2010	2009	2008
	(in millions)
Impairment of cost-based investments	$—	$(6)	$(11)
Impairment of auction rate securities	(1)	(12)	(20)

Impairment of investments	$(1)	$(18)	$(31)

During fiscal year 2010, we recorded a $1.0 million other-than-temporary impairment charge for our auction rate securities.

During fiscal year 2009, we incurred a $6.2 million charge related to the write-off of a cost method investment that was determined to be impaired on an other-than-temporary basis. We recorded an $11.5 million other-than-temporary impairment charge for fiscal year 2009 for our auction rate securities. See Note 12, “Marketable Securities.”

24. SEGMENT & GEOGRAPHIC INFORMATION

The accounting principles generally accepted in the U.S. requires us to identify the segment or segments we operate in. We have two operating segments, SOC test systems and memory test systems. Historically, we have aggregated the information into one reportable segment, however, we have disclosed product revenue for each of our two product platforms. We regularly assess the appropriateness of aggregating our SOC/SIP/High-speed memory test system and memory test system operating segments. We completed an analysis at the end of our fiscal year 2010 that considered both historical information as well as forecasts. Based on this analysis, we do not believe that these operating segments exhibit similar economic characteristics any longer. As a result, we are disclosing our two operating segments separately as two reportable segments. All historical segment numbers for fiscal years 2009 and 2008 were presented to conform to this new reporting structure for fiscal year 2010.

A description of our two reportable segments is as follows:

•

Our SOC/SIP/High-speed memory test business provides solutions designed to test very complex, highly integrated semiconductors such as SOCs and SIPs, as well as testers for testing less complex semiconductors such as MCUs. SOCs and SIPs are semiconductors that integrate the functionality of multiple individual ICs onto a single IC or package, and often contain both digital and analog functionalities, including radio frequency (“RF”) capabilities, communication interfaces and embedded memory.

•

Our memory business provides solutions designed to test semiconductors designed to store user data such as DRAM, including DDR3 and flash memory, including both NAND and NOR flash. In addition our memory business includes probe cards used in wafer-sort testing of memory devices.

In addition to the products, we also provide a range of services to assist our customers in achieving the necessary time-to-volume manufacturing, required of the competitive end-use markets related for both of these businesses.

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments, and the allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

	SOC/SIP/ High-Speed Memory	Memory	Total Segments
	(in millions)
Year ended October 31, 2010:
Net revenue from products	$385	$24	$409
Net revenue from services	114	16	130

Total net revenue	499	40	539
Income (loss) from operations(1)	103	(46)	57
Depreciation expense	7	5	12
Year ended October 31, 2009:
Net revenue from products	179	22	201
Net revenue from services	104	18	122

Total net revenue	283	40	323
Loss from operations(1)	(22)	(45)	(67)
Depreciation expense	8	3	11
Year ended October 31, 2008:
Net revenue from products	467	64	531
Net revenue from services	135	25	160

Total net revenue	602	89	691
Income (loss) from operations(1)	122	(57)	65
Depreciation expense	9	1	10

(1)	The profitability of each of the segments is measured after excluding share-based compensation expense, restructuring charges, impairment of investments and goodwill, acquisition related charges, transition related charges, net foreign currency gain (loss), interest income, interest expense, and other items as noted in the reconciliation below.

The following table reconciles segment results to our total company results from operations before taxes:

	Year Ended October 31,
	2010	2009	2008
	(in millions)
Total reportable segments’ income (loss) from operations	$57	$(67)	$65
Share-based compensation expense	(19)	(19)	(17)
Restructuring charges	(5)	(14)	(2)
Impairment of investments	(1)	(18)	(31)
Impairment of goodwill(2)	(5)	—	—
Acquisition related charges	—	(3)	(1)
Transition related charges	(5)	(2)	—
Other	1	(4)	3
Interest and other income	3	7	17
Net foreign currency gain (loss)	1	(1)	6
Interest expense	(8)	(2)	—

Income (loss) from operations before taxes, as reported	$19	$(123)	$40

(2)	See Note 17, “Goodwill and Long-lived Assets”.

Major customers

In fiscal year 2010, one of our customers accounted for 14.8% of our total net revenue. In fiscal year 2009, one of our customers accounted for 10.5% of our net revenue. In fiscal year 2008, one of our customers accounted for 11.9% of our net revenue.

The following table presents assets and capital expenditures directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles, the valuation allowance relating to deferred assets and other assets.

	SOC/SIP/ High-Speed Memory	Memory	Total Segments
	(in millions)
Year ended October 31, 2010:
Assets	$207	$31	$238
Capital expenditures	$17	$4	$21
Year ended October 31, 2009:
Assets	$126	$44	$170
Capital expenditures	$7	$1	$8

The following table reconciles segment assets to our total assets.

	Year Ended October 31,
	2010	2009
	(in millions)
Total reportable segments’ assets	$238	$170
Cash, cash equivalents and short-term investments	431	364
Long-term marketable securities	38	75
Other current assets	47	42
Other long-term assets	63	62

Total assets	$817	$713

Geographic Net Revenue Information:

Historically, we have provided revenue by geography based on where the revenue is billed versus where the products are shipped. We are now reporting revenue by geography based on where the products are shipped. The amounts for fiscal year 2008 was reclassified to conform to the presentation used for fiscal years 2010 and 2009.

	Year Ended October 31,
	2010	2009	2008
	(in millions)
United States	$55	$58	$95
Singapore	73	39	51
Taiwan	219	111	272
Japan	41	32	61
Korea	69	33	103
Rest of the World	82	50	109

Total net revenue	$539	$323	$691

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Location of Property, Plant and Equipment Information:

	October 31, 2010	October 31, 2009
	(in millions)
United States	$19	$17
Singapore	11	11
Germany	7	4
Taiwan	6	5
Rest of the World	2	4

Total geographic location of property, plant and equipment	$45	$41

25. SUBSEQUENT EVENTS

Definitive Merger Agreement

On November 17, 2010, we entered into a definitive merger agreement with LTX-Credence Corporation (“LTX-Credence”). Under the terms of the agreement, the transaction will either be effected through a reorganization where Verigy and LTX-Credence would be wholly owned subsidiaries of Holdco, a newly created subsidiary, or through a merger where LTX-Credence would become a wholly owned subsidiary of Verigy. LTX-Credence shareholders will receive a fixed exchange ratio of 0.96 shares of Verigy stock or Holdco stock for each share of LTX-Credence stock. Upon closing, Verigy or Holdco, as applicable, will issue approximately 49 million shares on a fully diluted basis to complete the transaction. At that time, Verigy and LTX-Credence shareholders will own approximately 56 percent and 44 percent, respectively, of the combined company.

The transaction is subject to the approval of shareholders from both companies as well as other customary closing conditions and regulatory approvals. The companies expect the transaction to close in the first half of calendar year 2011.

Unsolicited Proposal from Advantest Corporation

On December 6, 2010, our board of directors announced that it had received an unsolicited proposal from Advantest Corporation (“Advantest”). Advantest proposed to acquire all of our outstanding ordinary shares for $12.15 per share in cash. After careful consideration of the strategic, financial and legal aspects of the unsolicited proposal and the nature and timing of the unsolicited proposal with the assistance of its independent financial and legal advisors, our board of directors unanimously determined that the proposal is not superior to the pending transaction with LTX-Credence. However, our board of directors believes the Advantest proposal might lead to a superior transaction. As a result, our board of directors has determined to engage in discussions with Advantest.

Verigy Odd Lot and Repurchase Program

Our board of directors has also authorized an odd lot repurchase program that will result in the purchase of approximately 2.3 million shares, or 4 percent of Verigy’s current outstanding shares, from shareholders holding less than 100 shares of the combined company following the pending merger between Verigy and LTX-Credence. This is intended to simplify the combined company’s capital structure. In addition, Verigy’s board has authorized an annual stock repurchase program of up to 10 percent of the Verigy’s current outstanding shares, effective for approximately 12 months following the transaction. The repurchases are expected to be funded from available cash and short-term investments. The odd lot repurchase program and stock repurchase program are both subject to shareholder approval at Verigy’s 2011 annual general meeting of shareholders.

QUARTERLY SUMMARY

(Unaudited)

The following table presents our unaudited quarterly results of operations, for each of our last eight quarters through the quarter ended October 31, 2010. This table should be read in conjunction with the consolidated audited annual financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Results of operations for any quarter are not necessarily indicative of results for any future quarters or years.

	Quarter Ended
	Oct. 31, 2010	Jul. 31, 2010	Apr. 30, 2010	Jan. 31, 2010	Oct. 31, 2009	Jul. 31, 2009	Apr. 30, 2009	Jan. 31, 2009
	(in millions except for per share amounts)
Net revenue:
Products	$123	$122	$88	$76	$68	$58	$42	$33
Services	36	32	32	30	29	29	29	35

Total net revenue	159	154	120	106	97	87	71	68
Cost of sales:
Cost of products	56	55	42	40	35	32	30	36
Cost of services	24	23	21	19	20	20	19	23

Total cost of sales	80	78	63	59	55	52	49	59

Gross profit	79	76	57	47	42	35	22	9
Operating expenses:
Research and development	26	25	23	22	22	25	20	25
Selling, general and administrative	35	35	32	29	29	29	28	31
Restructuring charges	1	—	1	1	1	1	2	4
Goodwill impairment	5	—	—	—	—	—	—	—

Total operating expenses	67	60	56	52	52	55	50	60

Income (loss) from operations	12	16	1	(5)	(10)	(20)	(28)	(51)
Other (expense) income, net	(1)	(1)	(1)	(1)	—	1	1	2
Impairment of investments	—	—	(1)	—	(2)	(2)	—	(14)

Income (loss) before income taxes	11	15	(1)	(6)	(12)	(21)	(27)	(63)
Provision for income taxes	1	2	—	—	—	—	3	1

Net income (loss)	$10	$13	$(1)	$(6)	$(12)	$(21)	$(30)	$(64)

Net income (loss) per share—basic:	$0.17	$0.21	$(0.02)	$(0.10)	$(0.20)	$(0.36)	$(0.52)	$(1.09)
Net income (loss) per share—diluted:	$0.17	$0.21	$(0.02)	$(0.10)	$(0.20)	$(0.36)	$(0.52)	$(1.09)
Weighted average shares (in thousands) used in computing net income (loss) per share:
Basic:	60,000	59,755	59,353	59,148	58,823	58,583	58,186	58,149
Diluted:	60,139	70,462	59,353	59,148	58,823	58,583	58,186	58,149

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2010, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2010, our disclosure controls and procedures, as defined by Rule 13a-15(b) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, Verigy’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of October 31, 2010.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2010.

The effectiveness of our internal control over financial reporting as of October 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10:	Directors and Executive Officers and Corporate Governance

The information in our 2011 Proxy Statement regarding directors and executive officers appearing under the headings “Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2011 Proxy Statement is incorporated by reference in this section. We will file our 2011 Proxy Statement with the SEC no later than April 30, 2011.

Standards of Business Conduct

We have adopted Standards of Business Conduct that apply to all of our employees and our Directors. The Standards of Business Conduct are available on our website at http://www.investor.verigy.com/governance.cfm. Any amendment (other than technical, administrative or other non-substantive amendments) to or material waiver (as defined by the SEC) of a provision of the Standards of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and relates to elements of the Standards of Business Conduct specified in the rules of the SEC will be posted on our website at http://www.verigy.com.

Item 11:	Executive Compensation.

The information appearing in our 2011 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section. We will file our 2011 Proxy Statement with the SEC no later than April 30, 2011.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing in our 2011 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section. We will file our 2011 Proxy Statement with the SEC no later than April 30, 2011.

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by shareholders in our 2011 Proxy Statement under the heading “Approval of Amendment of the 2006 Equity Incentive Plan” is incorporated by reference in this section.

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2011 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section. We will file our 2011 Proxy Statement with the SEC no later than April 30, 2011.

Item 14:	Principal Accountant Fees and Services.

The information appearing in our 2011 Proxy Statement under the headings “Report of the Audit Committee” and “Approval of Re-Appointment of Independent Singapore Auditor for Fiscal Year 2011 and Authorization of Our Directors to Fix its Remuneration” is incorporated by reference in this section. We will file our 2011 Proxy Statement with the SEC no later than April 30, 2011.

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

The following financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule:

SCHEDULE II

VERIGY LTD.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs, Expenses or Other Accounts	Balance at End of Period
	(in millions)
2010
Allowance for doubtful accounts	$0.4	$(0.2)	$0.2
Deferred tax valuation allowance(*)	$2.8	$—	$2.8
2009
Allowance for doubtful accounts	$0.1	$0.3	$0.4
Deferred tax valuation allowance(*)	$1.0	$1.8	$2.8
2008
Allowance for doubtful accounts	$0.1	$—	$0.1
Deferred tax valuation allowance(*)	$—	$1.0	$1.0

*	Pursuant to our separation, all deferred tax assets and associated valuation allowances as of the separation date remained with Agilent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIGY LTD.

By:	/S/ KEITH L. BARNES
Keith L. Barnes
Chief Executive Officer

Date: December 13, 2010

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

Signature	Title	Date

/s/ KEITH L. BARNES Keith L. Barnes	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 13, 2010

/s/ ROBERT J. NIKL Robert J. Nikl	Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2010

/s/ STEVEN BERGLUND Steven Berglund	Director	December 13, 2010

/s/ BOBBY CHENG HOO WAH Bobby Cheng Hoo Wah	Director	December 13, 2010

/s/ C. SCOTT GIBSON C. Scott Gibson	Lead Independent Director	December 13, 2010

/s/ ERNEST GODSHALK Ernest Godshalk	Director	December 13, 2010

/s/ EDWARD C. GRADY Edward C. Grady	Director	December 13, 2010

/s/ ERIC MEURICE Eric Meurice	Director	December 13, 2010

/s/ CLAUDINE SIMSON Claudine Simson	Director	December 13, 2010

3.	Exhibits.

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	File Number	Exhibit	Date	Filed Herewith
2.1	Master Separation and Distribution Agreement between Agilent and Verigy Ltd., effective May 31, 2006	S-1/A	333-132291	2.1	6/5/2006
2.2	Agreement and Plan of Merger by and among Verigy Ltd., Alisier Limited, Lobster-1 Merger Corporation, Lobster-2 Merger Corporation, and LTX-Credence Corporation, dated as November 17, 2010	8-K	000-52038	2.1	11/18/2010
3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006
4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006
10.1**	Form of Indemnity Agreement entered into by Verigy Ltd. with each of its directors and executive officers	S-1/A	333-132291	10.1	5/23/2006
10.2**	2006 EIP as amended January 19, 2010	8-K	000-52038	10.2	1/21/2010
10.2.1**	2006 EIP—Non-U.S. Sub-Plans & Addenda	10-K	000-52038	10.2.1	12/21/2009
10.2.2**	Form of Employee Share Option Grant Agreement, as amended December 20, 2006	10-K	333-132291	10.2.1	12/22/2006
10.2.3*	Form of Non-Employee Director Share Option Grant Agreement, as amended December 20, 2006	10-K	333-132291	10.2.2	12/22/2006
10.2.4**	Form of Employee Share Unit Agreement, as amended December 20, 2006	10-K	333-132291	10.2.3	12/22/2006
10.2.5**	Form of Non-Employee Director Share Unit Agreement, as amended December 20, 2006	10-K	333-132291	10.2.4	12/22/2006
10.2.6**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Option Agreement for Employees Located Outside of the United States, as amended December 20, 2006	10-K	333-132291	10.2.5	12/22/2006
10.2.7**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located Outside of the United States, as amended December 20, 2006	10-K	333-132291	10.2.6	12/22/2006
10.2.8**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Option Agreement for Employees Located in France, as amended December 20, 2006	10-K	333-132291	10.2.7	12/2/2006
10.2.9**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Employees Located in France, as amended December 20, 2006	10-K	333-132291	10.2.8	12/22/2006
10.2.10**	Form of Replacement Option Award Agreement for U.S. Employees	8-K	000-52038	10.2.9	11/1/2006

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	File Number	Exhibit	Date	Filed Herewith
10.2.11**	Form of Replacement Option Award Agreement for Employees Outside the U.S.	8-K	000-52038	10.2.10	11/1/2006
10.2.12**	Form of Replacement Share Unit Agreement for Employees Located in France	8-K	000-52038	10.2.11	11/1/2006
10.2.13**	Form of Four-Tranche Officer Share Option Agreement	10-K	333-132291	10.2.12	12/22/2006
10.2.14**	Form of Four-Tranche Officer Share Option Agreement for France-Based Officers	10-K	333-132291	10.2.13	12/22/2006
10.2.15**	Form of Four-Tranche Officer Share Option Agreement for Non-U.S. and Non-France based Officers	10-K	000-52038	10.2.14	12/21/2007
10.2.16**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Option Agreement for the Share Options Granted to Pascal Rondé, on June 12, 2006	10-Q	000-52038	10.2.7	3/7/2008
10.2.17**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé, on June 12, 2006	10-Q	000-52038	10.2.8	3/7/2008
10.2.18**	Verigy Ltd. Amended and Restated Replacement Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé, on October 31, 2006	10-Q	000-52038	10.2.11	3/7/2008
10.2.19**	Form of Amended and Restated Four-Tranche Officer Share Option Agreement for Pascal Rondé, effective March 6, 2008	10-Q	000-52038	10.2.13	3/7/2008
10.2.20**	Verigy Ltd. Amended and Restated 2006 Equity Incentive Plan Share Unit Agreement for the Restricted Share Units Granted to Pascal Rondé, on December 13, 2006	10-Q	000-52038	10.2.15	3/7/2008
10.2.21**	Form of Verigy Ltd. 2006 Equity Incentive Plan Share Unit Agreement for Pascal Rondé, as revised 2008	10-Q	000-52038	10.2.16	3/7/2008
10.2.22**	Form of Non-Contingent Three—Tranche Share Option Agreement for U.S. Officers	8-K	000-52038	10.1	12/7/2009
10.2.23**	Form of Non-Contingent Three-Tranche Share Option Agreement for France-Based Officers	8-K	000-52038	10.2	12/7/2009
10.2.24**	Form of Non-Contingent Three—Tranche Share Option Agreement for Non-U.S. and Non-France Based Officers	8-K	000-52038	10.3	12/7/2009
10.2.25**	Form of Contingent Share Option Agreement for U.S. Officers	8-K	000-52038	10.4	12/7/2009
10.2.26**	Form of Contingent Share Option Agreement for France-Based Officers	8-K	000-52038	10.5	12/7/2009
10.2.27**	Form of Contingent Share Option Agreement for Non-U.S. and Non-France Based Officers	8-K	000-52038	10.6	12/7/2009
10.2.28**	Form of U.S. Employee Share Unit Agreement adopted December 1, 2009	10-K	000-52038	10.2.28	12/21/09
10.3**	2006 Employee Shares Purchase Plan, as amended December 20, 2006	10-K	333-132291	10.3	12/22/2006

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	File Number	Exhibit	Date	Filed Herewith
10.4.1**	Employment Offer Letter to Keith L. Barnes, dated April 4, 2006	S-1/A	333-132291	10.11	5/1/2006
10.4.2**	Letter of Amendment to Employment Offer Letter to Keith L. Barnes, dated May 30, 2007	8-K	000-52038	99.1	5/31/2007
10.4.3**	Second Letter of Amendment to Employee Offer Letter to Keith Barnes, dated June 4, 2008	10-Q	000-52038	10.5.3	6/6/2008
10.4.4**	Non-Competition Agreement by and between Verigy Ltd. and Keith L. Barnes, dated November 17, 2010	8-K	000-52038	10.1	11/18/2010
10.5.1**	Employment Offer Letter to Robert Nikl, dated May 26, 2006	S-1/A	333-132291	10.14	6/1/2006
10.5.2**	Letter of Amendment to Employment Offer Letter to Robert Nikl, dated October 1, 2007	8-K	000-52038	99.1	10/2/2007
10.5.3**	Compensation Letter by and between Verigy Ltd. and Robert Nikl, dated November 17, 2010.	8-K	000-52038	10.3	11/18/2010
10.6**	Relocation Agreement between Verigy US Inc. and Robert Nikl dated November 17, 2009	8-K	000-52038	10.1	11/19/2009
10.7	Lease Agreement by and between Verigy US, Inc. and Pau Moulds CPP-A LLC, dated May 31, 2006	10-K	333-132291	10.8	12/22/2006
10.8.1**	Form of Second Amended and Restated Severance Agreement for U.S.-Based Officers
10.8.2**	Form of Equity Award Modification Agreement (Severance Agreement) for officers based in France	10-K	333-132291	10.9.2	12/21/2007
10.8.3**	Form of Equity Award Modification Agreement (Severance Agreement) for officers based in Germany	10-K	333-132291	10.9.3	12/21/2007
10.9**	Description of Verigy’s 2010 Pay-For-Results Program	8-K	000-52038	10.7	12/7/2009
10.10**	Form of Indemnification Agreement between Verigy US, Inc. and Verigy Ltd.’s Officers and Directors	10-K	333-132291	10.11	12/22/06
10.11.1**	Employment Offer Letter to Jorge Titinger, dated April 30, 2008	8-K	000-52038	99.2	6/5/2008
10.11.2**	Promotion Letter by and between Verigy Ltd. and Jorge Titinger, dated November 17, 2010	8-K	000-52038	10.2	11/18/2010
10.12	Amended and Restated Global Manufacturing Services Agreement between Verigy Ltd. and Jabil Circuit, Inc., dated April 6, 2009	8-K	000-52038	10.1	4/7/2009
10.13**	Non-Competition Agreement by and between Verigy Ltd. and Keith L. Barnes, dated November 17, 2010	8-K	000-52038	10.1	11/18/2010
10.14**	Offer Letter by and between Verigy Ltd. and David G. Tacelli, dated November 17, 2010	8-K	000-52038	10.4	11/18/2010
21.1	Verigy Ltd.’s Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X

Exhibit Number	Exhibit Description	Incorporated By Reference
		Form	File Number	Exhibit	Date	Filed Herewith
24.1	Power of Attorney (see signature page to this Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Extension Schema Document					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Verigy, Ltd. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.