Form 10-K/A
period 2010-10-31
Verigy Ltd.
filed 2011-02-25
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “Annual Report”), for the purposes of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Registrant will not file its proxy statement within 120 days of its fiscal year ended October 31, 2010, and is therefore amending the Annual Report as set forth below to include such information.

PART III

Item 10:	Directors and Executive Officers and Corporate Governance

Board of Directors

The names of the directors of Verigy Ltd. (“us,” “we,” or the “Company”) and certain information about them as of October 31, 2010 are set forth below.

C. Scott Gibson (age 58)—Scott Gibson has served as a member of Verigy’s board of directors and of the Audit and Compensation Committees and as the chairperson of the Nominating and Governance Committee since June 2006. Mr. Gibson also served as chairperson of the Compensation Committee from June 2006 to September 2008. Mr. Gibson has served as Verigy’s Lead Independent Director since July 2007. He has served as a director of RadiSys Corporation, a global supplier of embedded computing solutions for automation, telecommunications and other industries, and as a member of its audit committee since June 1993 and as chairperson of its board of directors since October 2002. From January 1983 through March 1992, Mr. Gibson co-founded Sequent Computer Systems, Inc. (“Sequent”), a computer systems company, and served as president from January 1988 to March 1992. Before co-founding Sequent, Mr. Gibson served as General Manager, Memory Components Operation, at Intel Corporation. Mr. Gibson also serves on the boards of directors of several other public companies, including TriQuint Semiconductor, Inc., where he has served on the audit committee since 2006, Pixelworks, Inc., where he also serves on the audit committee and Northwest Natural Gas Company. Mr. Gibson holds a BSEE degree and an MBA in finance from the University of Illinois.

Mr. Gibson brings to Verigy’s board of directors his semiconductor expertise and experience in the high-technology industry which provide him with a deep understanding of Verigy’s business. In addition, Mr. Gibson’s experience as a director of other public companies provides him with a current working knowledge of business and economic trends that affect Verigy’s industry. Mr. Gibson’s prior experience co-founding and leading Sequent, along with other senior management positions he has held, provide him with insight into a range of issues Verigy faces.

Ernest L. Godshalk (age 65)—Ernest Godshalk has served as a member of Verigy’s board of directors, as chairperson of the Audit Committee and as a member of the Nominating and Governance Committee since June 2006. Since 1993, Mr. Godshalk has served as Managing Director of ELGIN Management Group, a private investment company. From February 2001 until he retired in December 2004, Mr. Godshalk served as President, Chief Operating Officer and a director of Varian Semiconductor Equipment Associates, Inc. (“Varian Semiconductor”), a supplier of semiconductor manufacturing equipment. From April 1999 until February 2001, Mr. Godshalk served as Varian Semiconductor’s Vice President and Chief Financial Officer. From November 1998 until April 1999, Mr. Godshalk was Vice President, Finance of the semiconductor equipment business of Varian Associates, Inc. Mr. Godshalk serves on the boards of directors as well as the audit committees of both GT Solar International Inc. and Hittite Microwave Corporation. He holds a BA degree from Yale University and an MBA degree from Harvard Business School.

Mr. Godshalk brings to Verigy’s board of directors his extensive knowledge of the industry gained through his service as the president, chief operating officer and chief financial officer of a company engaged in a business similar to Verigy’s. In addition, his educational background in management, accounting and finance as well as his experience serving on other boards and audit committees provide him with a wealth of experience that is relevant to Verigy’s business.

Edward C. Grady (age 63)—Edward Grady has served as a member of Verigy’s board of directors since July 2007, of the Compensation Committee since December 2007, including as Compensation Committee chairperson since September 2008, and of the Nominating and Governance Committee since December 2008. Mr. Grady was the President and Chief Executive Officer at Brooks Automation Inc. (“Brooks”), a provider of factory automation equipment for semiconductor manufacturing, until October 1, 2007 when he retired. Prior to joining Brooks in 2003, he ran several divisions at KLA-Tencor, served as President and Chief Executive Officer of Hoya Micro Mask and was Vice President of Worldwide Sales for the EPI division of Monsanto/MEMC, where he started his career. Mr. Grady also serves on the boards of directors of Evergreen Solar Inc., Advanced Energy Industries, Inc. and Electro Scientific Industries, Inc. He holds a BS degree in engineering from Southern Illinois University and an MBA degree from the University of Houston, Clear Lake City.

Mr. Grady brings to Verigy’s board of directors his knowledge and experience in the semiconductor capital equipment industry. He provides the insight and understanding that he has developed from his executive leadership at several companies, including in the areas of product strategy and development, service and organizational development. In addition, Mr. Grady’s significant experience serving on other public company boards provides him with insight into business and economic trends.

Keith L. Barnes (age 59)—Keith Barnes has served as Verigy’s Chief Executive Officer since July 2010,1 as its President and Chief Executive Officer from May 2006 to July 2010, as a member of the board of directors since June 2006, and as Chairman of the board of directors since July 2007. From October 2003 through April 2006, Mr. Barnes was Chairman and Chief Executive Officer of Electroglas, Inc., an integrated circuit probe manufacturer. From August 2002 to October 2003, Mr. Barnes was Vice Chairman of the Board of Directors of Oregon Growth Account and a management consultant. He served as Chief Executive Officer of Integrated Measurement Systems, Inc. (“IMS”), a manufacturer of engineering test stations and test software, from 1995 until 2001, and also as Chairman of the board of directors of IMS from 1998 through 2001 when it was acquired by Credence Systems Corporation. Prior to becoming Chief Executive Officer of IMS, Mr. Barnes was a Division President at Valid Logic Systems and later Cadence Design Systems. Mr. Barnes served on the board of directors of Cascade Microtech, Inc., a provider of advanced wafer probing solutions for semiconductor testing from February 2004 to December 2010. Mr. Barnes earned his BSES degree from California State University, San Jose.

Mr. Barnes’ significant knowledge and understanding of Verigy and its businesses together with his extensive experience in the semiconductor industry provide the board of directors with significant insight into Verigy’s businesses and operations. In addition, he brings to the board of directors significant industry-specific knowledge and operational experience with large and small public and private companies.

Steven W. Berglund (age 59)—Steven Berglund has served as a member of Verigy’s board of directors and of the Audit Committee since January 2008. Mr. Berglund has been President and Chief Executive Officer of Trimble Navigation since March 1999, and has diverse industry experience, including engineering, manufacturing, finance and global operations. Prior to joining Trimble Navigation, he was President of Spectra Precision, a unit of Spectra-Physics AB, and a pioneer in the development of laser systems. Mr. Berglund spent a number of years at Varian Associates in Palo Alto, California, where he held roles in planning and manufacturing. He began his career as a process engineer at Eastman Kodak in Rochester, New York. Mr. Berglund is a member of the Trimble Navigation board of directors. He attended the University of Oslo and the University of Minnesota, where he received a BS in chemical engineering. Mr. Berglund also received an MBA from the University of Rochester.

Mr. Berglund brings to the board of directors deep knowledge of engineering, manufacturing, finance and global operations, each of which are significant issues in Verigy’s business. Mr. Berglund’s engineering background, as well as his role as chief executive officer of a growing technology company, provides the board of directors with useful guidance and insights into Verigy’s products and business development and growth opportunities.

Bobby Cheng (age 61)—Bobby Cheng Hoo Wah has served as a member of Verigy’s board of directors since September 2008 and as a member of the Nominating and Governance Committee since September 2010. Since June 2007, Mr. Cheng has served as the non-executive chairperson of IVCG Corporation, an investment holding company he founded with other partners in 2006. He began his career as Asia Regional Marketing Director with Texas Instruments, Inc., and over subsequent years held regional leadership roles in Asia-Pacific with computer systems and related companies, including Digital Equipment Corp., Computervision, Inc., International Computer Limited and Autodesk, Inc. In 1993, he founded his own IC tooling and supply chain company. Since selling his company in 1998, he has consulted on business strategies in Asia for clients such as Jabil Circuit, Inc. and World Bank-IFC. He has served on the board of governors for the Singapore Institute of Management and a committee for the Singapore Stock Exchange. He holds a BA degree in computer science from the University of London.

[1]	Mr. Barnes resigned as our Chief Executive Officer effective December 31, 2010. He continues to serve as Chairman of the board of directors.

Mr. Cheng provides the board of directors with significant experience in the financial markets resulting from his leadership role in an investment holding company. His extensive experience and leadership roles with various technology companies provide the board of directors with strategic and business planning expertise.

Eric Meurice (age 54)—Eric Meurice has served as a member of Verigy’s board of directors since November 2006 and as a member of the Compensation Committee since September 2010. Mr. Meurice has served as the President and Chief Executive Officer of ASML Holding, a manufacturer of lithography equipment and supplier to the semiconductor industry, since October 2004. From March 2001 until he joined ASML, Mr. Meurice was Executive Vice President of Thomson Television Worldwide. Between 1995 and 2001, Mr. Meurice served as Vice President of Dell Computer, where he ran the Western and Eastern Europe regions and Dell’s emerging markets business within Europe, the Middle East and Africa. Mr. Meurice holds a Master’s degree in applied economics from the Sorbonne University, Paris, a Master’s degree in mechanics and energy generation from the École Centrale de Paris, and an MBA from Stanford University.

Mr. Meurice brings to the board of directors active experience as the chief executive officer of a semiconductor equipment company. In addition, Mr. Meurice has extensive experience with European and Asian technology business operations which is relevant to a significant aspect of Verigy’s business as an international company. Mr. Meurice’s experiences in mergers and acquisitions as well as his role as a chief executive officer provide the board of directors with significant expertise in areas of business and product development as well as strategy.

Claudine Simson (age 57)2—Dr. Claudine Simson has served as a member of Verigy’s board of directors and of the Compensation Committee since November 2006. She served as a member of the Audit Committee from November 2006 to January 2009. Since December 2010, Dr. Simson serves as Global Business Development Executive at International Business Machines Corporation. From March 2007 to January 2009, Dr. Simson served as Executive Vice President and Chief Technology Officer of LSI Corporation, a developer of semiconductor and storage systems. Dr. Simson served as Corporate Vice President and Chief Technology Officer of Motorola Inc., a provider of technologies, products and services for mobile communications, and its semiconductor product spin-off, Freescale Semiconductor, from April 2003 to April 2006. Prior to joining Motorola, from September 2002 to March 2003, Dr. Simson served as Chief Technology Officer at IPVALUE Management Inc., an emerging company specializing in the commercialization of corporate intellectual property. Prior to joining IPVALUE, Dr. Simson was with Nortel Networks for 23 years, holding senior executive positions including General Manager of Nortel’s Semiconductor Business, and Vice President of Global Technology Research and Intellectual Property. She is currently retired from corporate life and is transitioning to part-time consulting and additional board work. Dr. Simson received a Bachelor’s degree in electrical engineering and a Ph.D. in semiconductor physics from l’Institut National des Sciences Appliquées in Toulouse, France.

Dr. Simson brings to the board of directors 30 years of senior leader experience in the semiconductor industry. With experience that spans research and development, strategy, process and design technology, product prototyping and manufacturing, she brings to Verigy deep and broad knowledge of the semiconductor business. In addition, having led multi-functional groups of over 2,500 engineers/scientists across North America, Europe and Asia Pacific, she has significant expertise in issues ranging from compensation planning to evaluating strategic alternatives and partnerships and growth opportunities to risk assessment and risk management.

[2]	Dr. Simson resigned from the board of directors effective January 13, 2011. On January 14, 2011, the board of directors appointed Jorge Titinger as a member of the board of directors.

Executive Officers

The names, ages, position and a brief account of the business experience of our executive officers as October 31, 2010 are as follows:

Name	Age	Position
Keith L. Barnes[3]	59	Chairman and Chief Executive Officer
Robert J. Nikl	55	Chief Financial Officer
Gayn Erickson	46	Vice President, Memory Test
Pascal Rondé	48	Vice President, Sales, Service and Support
Margo M. Smith	38	Vice President and General Counsel
Jorge Titinger[4]	49	President and Chief Operating Officer
Hans-Jürgen Wagner	50	Vice President, SOC Test

Keith L. Barnes has served as Verigy’s Chief Executive Officer since July 2010, as Verigy’s President and Chief Executive Officer from May 2006 to July 2010, as a member of the board of directors since June 2006, and as Chairman of the board of directors since July 2007. From October 2003 through April 2006, Mr. Barnes was Chairman and Chief Executive Officer of Electroglas, Inc., an integrated circuit probe manufacturer. From August 2002 to October 2003, Mr. Barnes was Vice Chairman of the board of directors of Oregon Growth Account and a management consultant. He served as Chief Executive Officer of Integrated Measurement Systems, Inc. (“IMS”), a manufacturer of engineering test stations and test software, from 1995 until 2001, and also as Chairman of the board of directors of IMS from 1998 through 2001 when it was acquired by Credence Systems Corporation. Prior to becoming Chief Executive Officer of IMS, Mr. Barnes was a Division President at Valid Logic Systems and later Cadence Design Systems. Mr. Barnes also serves on the board of directors of Cascade Microtech, Inc., a provider of advanced wafer probing solutions for semiconductor testing. Mr. Barnes earned his BSES degree from California State University, San Jose.

Robert J. Nikl has served as Verigy’s Chief Financial Officer since June 2006. From September 2004 through May 2006, he served as Senior Vice President, Finance and Chief Financial Officer of Asyst Technologies, Inc., an integrated automated semiconductor solutions company. Prior to joining Asyst, Mr. Nikl held several positions from 1994 to 2003 in finance, operations management and administration with Solectron Corporation, a provider of electronics manufacturing and integrated supply chain services, most recently as Corporate Vice President, Finance of Global Operations from 1999 to November 2003. Prior to joining Solectron in 1994, Mr. Nikl held a number of senior financial management positions for Xerox Corporation, including Vice President, Finance for Xerox Engineering Systems. Mr. Nikl is a certified public accountant with active licenses in the states of California and New York. He holds a BBA from Pace University and an MBA from the University of Connecticut.

Gayn Erickson has served as Verigy’s Vice President, Memory Test since February 2006. Prior to Verigy’s separation from Agilent, Mr. Erickson served as Vice President of the Memory Test Business within the Automated Test Group of Agilent Technologies, Inc., a provider of electronic measurement solutions and Verigy’s predecessor company, beginning in May 2005. Prior to assuming that position, Mr. Erickson served as Vice President, Sales and Marketing of Agilent’s Memory Test Business from August 2004 to May 2005. He served as Senior Marketing Manager of Agilent’s Memory Test Business from 2000 to 2004. Mr. Erickson holds a BS degree in Electrical Engineering from Arizona State University.

Pascal Rondé has served as Verigy’s Vice President, Sales, Service and Support since February 2006. From October 2000 until he joined Verigy, Mr. Rondé served as the Vice President of Sales, Service and Support for the Automated Test Group of Agilent Technologies, Inc., a provider of electronic measurement solutions and Verigy’s predecessor company. Mr. Rondé holds a Masters degree in Electronics Engineering from the Institut National des Sciences Appliquées in Lyon, France.

Margo M. Smith has served as Verigy’s Vice President and General Counsel since February 2010. From May 2006 until February 2010, she served as our Deputy General Counsel and Chief Privacy Officer. Prior to joining Verigy, Ms. Smith was an attorney at Wilson Sonsini Goodrich & Rosati, a national law firm. Ms. Smith holds a JD degree from Columbia University School of Law and a BA degree from the University of Washington.

Hans-Jürgen Wagner has served as Verigy’s Vice President, SOC Test since February 2006. Mr. Wagner served as Vice President, SOC Test, of the Semiconductor Test Solutions business of Agilent Technologies, Inc., a provider of electronic measurement solutions and Verigy’s predecessor company, from September 2005 to January 2006. Prior to

[3]	Mr. Barnes resigned as our Chief Executive Officer effective December 31, 2010.
[4]	Mr. Titinger was promoted to serve as our Chief Executive Officer effective January 1, 2011 and no longer serves as Chief Operating Officer.

assuming that position, Mr. Wagner served as Vice President, Memory Test, of the Automated Test Group of Agilent from November 2004 to September 2005. He served as Vice President, Computer Test at Agilent from 2003 to 2004. Mr. Wagner was a Research and Development Manager in the Automated Test Group at Agilent from 1998 to 2003. Mr. Wagner holds a Masters degree in engineering from the Technical University in Stuttgart, Germany.

Jorge Titinger has served as Verigy’s President and Chief Operating Officer since July 2010. Prior to his promotion to President and Chief Operating Officer in July 2010, Mr. Titinger served as our Chief Operations Officer beginning June 2008. Prior to assuming that position, from November 2007 to June 2008, Mr. Titinger served as Senior Vice President of the Product Business Groups at FormFactor, Inc., a provider of semiconductor wafer probe cards. He previously held several executive leadership positions at KLA-Tencor Corporation, a leading supplier of process control and yield management solutions for semiconductor and related microelectronics industries. His roles during his tenure at KLA-Tencor from 2002 to 2007 included Executive Vice President of Global Operations and Chief Manufacturing Officer, Chief Administrative Officer, Senior Vice President and General Manager of KLA-Tencor’s Global Support Services and Field Operations Group. Before joining KLA-Tencor, Mr. Titinger held several executive positions at Applied Materials from 1997 to 2002. Mr. Titinger holds a BS and MS in Electrical Engineering and an MS in Engineering Management from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our ordinary shares to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. We generally assist our directors and executive officers in making filings required by Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on our review of copies of reports filed by reporting persons pursuant to Section 16(a) of the Exchange Act, or written representations from reporting persons that no Form 5 filing was required for such persons, we believe that during fiscal 2010 all filings required to be made by Verigy reporting persons were timely made under Section 16(a).

Audit Committee Information

The Audit Committee of our board of directors is currently composed of Ernest Godshalk, the chairperson of the committee, Scott Gibson and Steven Berglund, each of whom the board of directors has determined to be an independent director and to meet the financial experience requirements under both the rules of the SEC and NASDAQ. Our board of directors determined that each of Messrs. Godshalk, Berglund and Gibson is an “audit committee financial expert” within the meaning of the rules of the SEC and is “financially sophisticated” within the meaning of NASDAQ rules. In making these determinations, our board of directors considered and discussed the respective experience, skills and expertise of each of Messrs. Godshalk, Berglund and Gibson. In the case of Mr. Godshalk, the board of directors considered his experience in his roles as President, as Chief Financial Officer, as Chief Operating Officer and as Vice President of Finance at Varian Semiconductor from November 1998 to December 2004, his seven years of combined service as Chief Financial Officer at three other public companies, his current service on the audit committees of GT Solar International, Inc. and Hittite Microwave Corporation, and his educational background, including an MBA with a concentration in finance. In determining that Steven Berglund is an “audit committee financial expert” and is “financially sophisticated,” the board of directors considered Mr. Berglund’s experience in his current role as Chief Executive Officer of Trimble Navigation and his prior role as President of Spectra Precision, as well as Mr. Berglund’s educational background. In the case of Scott Gibson, the board of directors determined that Mr. Gibson qualifies as an “audit committee financial expert” and is “financially sophisticated” by virtue of his years of service on the audit committees of numerous public companies, including currently TriQuint Semiconductor, RadiSys Corporation and Pixelworks, Inc., his experience as the chairperson of the finance and audit committee of the Oregon Health and Science University Governing Board from 2000-2009, his experience as Chief Financial Officer and Senior Vice President of Operations and, later, as President at Sequent Computer Systems, and his educational background, including an MBA in Finance.

Item 11:	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes Verigy’s executive compensation program for fiscal 2010 and certain elements of the fiscal 2011 program for Verigy’s Chief Executive Officer, Chief Financial Officer and each of its three most highly compensated executive officers during fiscal 2010 (referred to collectively as the named executive officers). Verigy’s named executive officers for fiscal 2010 are:

•	Keith L. Barnes, our Chief Executive Officer through December 31, 2010;

•	Robert J. Nikl, our Chief Financial Officer;

•	Jorge Titinger, our President and Chief Operating Officer during fiscal 2010 and through December 31, 2010 and President and Chief Executive Officer beginning January 1, 2011;

•	Pascal Rondé, our Vice President, Sales, Service and Support; and

•	Hans-Jürgen Wagner, our Vice President, SOC Test.

For a complete understanding of Verigy’s executive compensation program, this Compensation Discussion and Analysis should be read in conjunction with the “Summary Compensation Table” and other compensation disclosures included in this Annual Report.

Compensation Philosophy and Objectives

Verigy believes that the quality, experience, skills, engagement and leadership of its executive officers are critical factors affecting our performance and our ability to drive the long-term success of the Company and shareholder value. To attract and retain the executives critical to our success, we seek to:

•	establish compensation at competitive levels to attract, motivate and retain the superior executive talent necessary to achieve our business objectives;

•	pay for performance by providing variable cash incentive awards based on Verigy’s satisfaction of designated financial and non-financial objectives; and

•	align the financial interests of executive officers with those of the shareholders by providing appropriate long-term, equity-based incentives and retention awards.

The core of Verigy’s executive compensation philosophy remains to pay for performance. When our business is strong, executive compensation is higher, and when our business results are weak, executive compensation is lower. The following graph illustrates the close link between our results, measured by our annual revenue and net income (loss), and cash compensation of the officers who were our named executive officers in each of the last three fiscal years.

Impact of Fiscal 2010 Business Results on Executive Compensation

Fiscal 2010 was a year of solid improvement from the economic challenges of fiscal 2009. Total annual revenue increased to $539 million, a year-over-year increase of 67% from $323 million in fiscal 2009. Net income increased in fiscal 2010 to $16 million, or $0.26 per share, from a loss of $127 million, or $2.17 per share in fiscal 2009. The improved business environment affected executive compensation in the following ways in fiscal 2010:

•

base salaries remained frozen at 2008 levels, but the 10% temporary reduction of the base pay of all employees that began in the second quarter of fiscal 2009 was terminated effective February 1, 2010; and

•	variable pay in the form of semi-annual bonuses were paid as a result of achieving targets under our Pay for Results Bonus Program.

For more information about our fiscal 2010 business results, please see the section of the Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Determining Compensation

We regularly monitor trends, conduct benchmarking studies and generally strive to position our executives’ overall compensation at the median of compensation levels of our peer group. However, we do not adhere to specific formulas, internal pay multiples or market positioning when determining any individual executive’s compensation.

The Compensation Committee establishes a total direct compensation opportunity for each of our executive officers, consisting of base salary, annual target cash bonus and long-term incentives. In determining each component of the direct compensation opportunity, the Compensation Committee uses the executive’s current level of compensation as the starting point. The Compensation Committee bases any adjustments to those levels primarily on benchmarking to peer companies and the individual’s performance. In the process of determining the executive compensation program, the Compensation Committee relies on support from our Chief Executive Officer, other members of management and the committee’s outside independent consulting firm.

Role of Management. Our Chief Executive Officer annually reviews the performance of each executive officer (other than himself). Our Chief Executive Officer’s performance is reviewed by the Compensation Committee, relative to the annual performance goals established for the year. See “Assessment of Individual Performance” below. He then presents his compensation recommendations based on these reviews, including with respect to items such as salary adjustments and incentive award amounts, to the Compensation Committee. The Compensation Committee can and does exercise discretion in modifying any compensation recommendations relating to executive officers that were made by our Chief Executive Officer and is responsible for approving all compensation decisions for our executive officers. During fiscal 2010, the Compensation Committee also received support from members of the Human Resources department and the Vice President and General Counsel.

Role of External Advisors. Since fiscal year 2006, Frederic W. Cook & Co., or FWC, has served as the Compensation Committee’s independent compensation consultant. FWC provides analysis and recommendations regarding base salary, cash incentives, long term incentives, perquisites and other related executive compensation practices. In addition, they advise our Compensation Committee regarding overall equity practices. The Compensation Committee relied extensively on a benchmarking study prepared by FWC in determining the 2010 program. FWC attended many of the Compensation Committee meetings, and met in executive session without the presence of management at most of these meetings. No other consultants or advisors were retained by either management or the Compensation Committee in connection with determining the fiscal 2010 executive compensation program.

Benchmarking. To assist the Compensation Committee in its review of executive compensation, FWC provides compensation data compiled from executive compensation surveys as well as data gathered from annual reports and proxy statements from a peer group of companies. Peer companies were selected by FWC on the basis of objective industry classifications (Global Industrial Classification codes) and financial size criteria (market capitalization, operating income, number of employees and revenue). The Compensation Committee reviewed and approved the following group of peer companies selected by FWC:

17 Semiconductor Equipment Companies

Advanced Energy Industries, Inc.	Cohu, Inc.	FormFactor, Inc.	Novellus Systems, Inc.

Amkor Technology, Inc.	Cymer, Inc.	Kulicke & Soffa Industries, Inc.	Teradyne, Inc.

ATMI, Inc.

Brooks Automation, Inc.	Entegris, Inc.	LTX-Credence	Tessera Technologies, Inc.

Cabot Microelectronics Corporation	FEI Company	MKS Instruments, Inc.	Varian Semiconductor Equipment Associates, Inc.

15 Semiconductor Companies
Atheros Communications, Inc.	Hittite Microwave Corporation	Power Integrations, Inc.	Skyworks Solutions, Inc.

Atmel Corporation	Microsemi Corporation	RF Micro Devices, Inc.	TriQuint Semiconductor, Inc.

Cypress Semiconductor Corporation	ON Semiconductor Corporation	Semtech Corporation	Zoran Corporation

Diodes Incorporated	PMC-Sierra, Inc.	Silicon Laboratories, Inc.

We made the following changes to our peer group from fiscal 2009 to fiscal 2010: KLA-Tencor Corporation and Lam Research Corporation were removed from the semiconductor equipment group and Cohu, Inc., Kulicke & Soffa Industries, Inc. and LTX-Credence were added; and Cree, Inc. was removed from the semiconductor companies group and Zoran Corporation was added.

Peer group data for the Chief Executive Officer is publicly available, thus, the Chief Executive Officer was compared only to the peer companies noted above. For the Chief Financial Officer and other named executive officers, in addition to the peer group data, the Compensation Committee also reviewed a Radford Executive Compensation Report of more than 70 semiconductor equipment and related industry companies to supplement market references for the Chief Financial Officer because his role is not industry specific and for other named executive officers because information for all peer group executive officer positions is not publicly available. The Compensation Committee also reviewed additional Radford reports based on executive location: Northern California, France and Germany.

Assessment of Company Performance. For fiscal 2010, the Compensation Committee reviewed our operating results against internal budgets and also evaluated Verigy’s total shareholder return relative to the 2010 semiconductor equipment peers, plus Advantest, which was not part of the fiscal 2010 peer group. Advantest is also a semiconductor equipment company, and as such, was included in the 2010 semiconductor equipment peer group when evaluating relative total shareholder return. However, Advantest is a Japanese-based company that does not publicly report executive compensation. As such, Advantest was not included in the evaluation of individual executive compensation, which is an assessment of competitive compensation practices for executives in similar industry and size companies. The Compensation Committee determined that it was appropriate that the 2010 semiconductor equipment peer group plus Advantest be used as the group for comparative purposes with respect to total shareholder return in order to have a consistent group of companies considered for the entirety of fiscal 2010.

Assessment of Individual Performance. The Compensation Committee reviews the performance of individual executives as a factor in determining compensation levels. As mentioned above, the Compensation Committee relies on our Chief Executive Officer to evaluate the performance of the other executive officers annually, and to make recommendations regarding all compensation components. The performance summary of each executive officer reflects achievement in three areas: (i) delivering business results; (ii) setting direction and strategy; and (iii) building organizational capability. In addition, each executive officer’s potential is assessed. Finally, a performance ranking between 1 and 3 is assigned, with Rank 1 being the highest performance. The board of directors completes a similar survey on the performance of the Chief Executive Officer.

The Compensation Committee is responsible for the annual performance review of our Chief Executive Officer. The Chief Executive Officer’s performance is measured against a broad set of financial and strategic measures set by the Compensation Committee at the beginning of the fiscal year. For fiscal 2010, the performance review process of the Chief Executive Officer included:

•	a performance assessment survey completed by all members of the board of directors;

•	discussions during executive sessions of both the Compensation Committee and board of directors meetings;

•	discussions between Scott Gibson, our Lead Independent Director, and a number of the direct reports of the Chief Executive Officer; and

•	a self-assessment by the Chief Executive Officer.

Components of Total Compensation for Fiscal 2010

The principal components of our fiscal 2010 executive compensation program, our target competitive position for each component and the purpose of each component are presented in the table below.

Target Competitive Position

Compensation Component	(in aggregate for all positions)	Purpose
Base Salary	Equal to the peer group median; adjustments made based on individual performance.	Fixed component of pay intended to compensate the executive officer fairly for the responsibility level of the position held. Key recruitment and retention tool.

Annual Cash Incentive Awards	Target opportunities are set at or near the peer group median; actual payouts may exceed or be less than market median based upon actual financial and individual performance.	Variable component of pay intended to provide short-term incentive compensation based upon, and link the total cash compensation for executive officers directly to, operating profit goals and relative shareholder return.

Long-Term Equity Incentives	Equity award levels are set by reference to the peer group median; actual award levels may exceed or be less than market median, based on individual performance and the ultimate value of the awards will depend upon our share price.	Variable component of pay intended to motivate and align executive officers with the long-term value to shareholders.

Benefits and Perquisites	Generally consistent with benefits offered to non- executive employees and competitive with industry norms.	Primarily provides security through health and welfare, retirement and paid time off benefits.

Severance (Change in Control) Compensation	Terms are based on commitments made to executives at the time of our separation from Agilent in May 2006 and are believed to be consistent with reasonable market practices.	Intended to provide continuity of management through a change in control transaction and to provide temporary income following an executive’s termination in connection with a change in control transaction.

2010 Compensation Decisions

Base Salary. The Compensation Committee reviewed each named executive officer’s base compensation and competitive positions against the peer group of semiconductor and semiconductor equipment companies, listed above under “Benchmarking.” In setting base salary, we also consider the impact of any changes to base salary on other components of compensation, such as short-term incentive opportunities, certain benefits and potential severance payments.

In fiscal 2010, to help the Company recover from the severe economic downturn in 2009, the Compensation Committee determined that all executive base salaries would remain at fiscal 2009 levels and in the second quarter of fiscal 2010, a 10% salary reduction that had taken effect as of February 15, 2009, for U.S.-based named executive officers and March 1, 2009, for other named executive officers, was terminated effective February 1, 2010.

Short-Term Incentives. The Compensation Committee assigns each named executive officer an annual target bonus opportunity under the Company’s Pay for Results Program, expressed as a percentage of full base salary, based on recommendations by the Chief Executive Officer with respect to the non-Chief Executive Officer officers and by the board of directors for the Chief Executive Officer, incentive compensation levels in our peer group and advice from the Compensation Committee’s independent compensation consultant, FWC. The Compensation Committee determined that the 2009 annual incentive targets remained competitive with the market median practices and did not change the individual 2010 incentive targets for the named executive officers.

The following table contains the fiscal 2010 performance metrics and the associated target and final payouts expressed as a percentage of base salary for each of the named executive officers. These weightings were effective for both the first and second halves of fiscal 2010.

	Mid- Cycle Operating Profit Margin	Semi- Annual Operating Profit Margin	Product Family Financial Results (Operating Profit Margin)	Relative Total Shareholder Return Results	Total Target Payout (% of base salary)	Maximum Target Payout (2x Target)	Actual Payout
Keith L. Barnes	15%	50%	—	35%	100%	$1,164,816	$605,766
Jorge Titinger	15%	35%	—	30%	80%	$600,000	$282,628
Robert J. Nikl	15%	35%	—	30%	80%	$536,120	$251,047
Hans-Jürgen Wagner	15%	—	25%	20%	60%	$339,520	$127,701
Pascal Rondé	15%	25%	—	20%	60%	$410,564	$200,941

The Compensation Committee determines bonus metrics and goals at the beginning of each six-month performance period and they are not adjusted during the period. The Compensation Committee uses six-month performance periods because of the difficulty of setting annual goals (or longer) within a volatile and rapidly-changing environment. The Compensation Committee and management have determined that operating profit is the most effective performance metric to support long-term profitability and to align our executive officers with shareholder interests. The Compensation Committee established the goals, other than relative total shareholder return, based on Verigy’s internal operating plan. In establishing the thresholds and maximums for performance, the Compensation Committee took into consideration industry dynamics for the prospective period and other competitive intelligence. The bonuses are paid if the minimum performance threshold (described below) is met or exceeded in the fiscal half performance period; however, a positive result in any one metric may trigger a payout even though other metric targets are not met. The maximum bonus represents 200% of the target bonus if the maximum target level is met or exceeded. The Compensation Committee believes the performance parameters and overall mechanics for payment are consistent with competitive practices.

For fiscal 2010, the Compensation Committee defined and measured performance for each fiscal half year based on achievement of goals in the following four categories:

• mid-cycle non-GAAP operating profit margins;	• relative total shareholder return compared to the peer group; and

• semi-annual non-GAAP operating profit margins;	• SOC Test Financial Results (referred to as “Product Family Financial Results” in the above table)

Operating Profit Margins. Operating profit margin goals and results exclude restructuring related costs as well as acquisition costs and incremental operating expenses associated with Touchdown Technologies. The operating profit goals were intended to be very challenging and required close management of all aspects of the business in order to be achieved.

The Mid-Cycle Non-GAAP Operating Profit Margin goal intends to set a long-term profitability goal based on the middle of a multiple-year period reflecting the various up and down cycles within the semiconductor industry. The Semi-Annual Non-GAAP Operating Profit Margin goal helps drive management to meet the annual business plan, and as such, is based on recent and forecast financial performance.

In addition, the payout to the Mid-Cycle Non-GAAP Operating Profit Margin goal minimum is at 2% of salary, which is 13% of the target 15% of salary for this bonus component, whereas the payout to the minimum threshold for the Semi-Annual Non-GAAP Operating Profit Margin goal is 25% of target for that respective bonus component (that varies as a percentage of salary according to the target bonus level assigned to each executive).

Non-GAAP operating profit excludes the effects of charges for restructuring actions, impairment of assets, merger transaction cost, gains and losses on the sale of investment and other non-recurring costs.

Relative Total Shareholder Return. Relative total shareholder return was measured by using the average closing price of our ordinary shares for the last 20 trading days of each six-month performance period, compared to the average closing price in the same period of the prior year. Verigy’s shareholder return is compared to the group of semiconductor equipment peers listed above under “Benchmarking,” plus Advantest Corporation. As noted above, Advantest is a direct product competitor with Verigy, and as such, is included in the semiconductor equipment peer group when evaluating relative total shareholder return. Verigy’s total shareholder return ranking must be at least at the 25th percentile of the peer group to fund 25% of this portion of the bonus. Achieving total shareholder return at the median of the peer group results in 100% funding of this portion of the bonus. If Verigy is ranked number 1 in total shareholder return, this portion of the bonus is funded at 200%. If our corporate operating profit and total shareholder return are negative, there is no funding of this portion of the bonus. The relative ranking of Verigy’s total shareholder return did not meet the minimum performance threshold for either performance period during the fiscal year.

SOC Test Financial Results. Goals related to SOC Test financial results only applied directly to Hans-Jürgen Wagner, our Vice President, SOC Test, and measured short-term non-GAAP operating profit for the SOC Test product family against budgeted goals for each six-month period. The Compensation Committee designed those goals to help drive the growth and strategic objectives for our SOC business and promote the achievement of Verigy’s operating profit margin goals. The other named executive officers are in corporate roles, and therefore, are not assigned specific division or business unit goals. The SOC Test goals are set based on historical performance results and forecast plans, where the target goal represents a reasonable stretch goal, the minimum threshold requires a minimum performance level no lower than break-even profitability and a maximum that reflects an unlikely but possible outcome. We have not disclosed the specific SOC Test goals or results because disclosure could place us at a disadvantage with customers, vendors, suppliers and competitors. However, the Compensation Committee believed the achievement at the target levels or above was very difficult during the unprecedented global economic downturn, and, if achieved, would contribute significantly to the overall success of Verigy.

The following table sets forth the minimum, target and maximum performance thresholds, as well as actual results, for each of the categories, other than SOC Test financial results:

Pay For Results Measures	Minimum Threshold	Target Threshold	Maximum Threshold	Actual Result
Mid-Cycle Non-GAAP Operating Profit Margin
First half 2010	5	15.5	23	4.85
Second half 2010	5	15.5	23	14.8
Semi-Annual Non-GAAP Operating Profit Margin
First half 2010	0	2	5	4.85
Second half 2010	9	11.9	15	14.8

Relative Total Shareholder Return (TSR)	TSR at 25th percentile	TSR at 50th percentile	TSR at 100th percentile
First half 2010	39	50	684	31
Second half 2010	(14)	0	29	(20)

As noted in the above table, the target for the Mid-Cycle Non-GAAP Operating Profit Margin goal was not met for first half 2010, but was met for second half 2010. The target for the Semi-Annual Non-GAAP Operating Profit Margin was met for both first half and second half 2010. The Relative TSR goals were not met for either fiscal halves. Bonuses were paid to named executive officers for fiscal 2010 under the Pay for Results Program as follows: Mr. Barnes, $605,766; Mr. Titinger, $282,628; Mr. Nikl, $251,047; Mr. Wagner, $127,701; and Mr. Rondé, $200,941. In addition, the Compensation Committee exercised its discretion and approved a discretionary bonus for Mr. Wagner in the amount of $20,000 in light of superior SOC Test financial results.

Long-Term Incentives. Long-term incentives help us to compete for and retain executive talent within a highly competitive market, while also aligning executive officers with the long-term value to shareholders. Our named executive officers are awarded a mix of a fixed number of share options and a fixed number of restricted share units, or RSUs, each representing approximately half of the total target grant date value. The equal weighting of equity value on options and restricted share units provides a balance between aligning executives with shareholder interests and retaining executives within a volatile industry. This approach also helps to more efficiently utilize available shares, thereby keeping overall equity dilution to competitive norms. The number of share options and restricted share units granted to each named executive officer is based on a target economic value. Share options are intended to directly link executive officer compensation to shareholder value creation over a multi-year period, and RSUs establish significant, unvested equity positions and are intended to help retain our executives’ services during difficult periods which are inevitable in our industry.

In fiscal 2010, the Compensation Committee determined that the median long-term incentive practice of our peer group for comparable positions was appropriate to help retain the Chief Executive Officer and other named executive officers. However, in specific cases, we set the target economic value of the equity award higher or lower where appropriate based on factors such as Verigy’s prior year performance, individual executive officer performance, the existing holdings of the executive officer and any recent grants made in connection with new employment or promotion. The fiscal 2010 equity awards to our named executive officers were comparable to the market median given the factors noted above.

The Compensation Committee adopted an approach to granting options, which we refer to as our “four-tranche option approach,” in 2006 in recognition of the volatility of our industry. The purpose of the four-tranche option approach is to provide cost-averaging of the exercise prices of an award over a period of several future quarters rather than establish a single exercise price applicable to the entire award. By linking the automatic pricing mechanism to future announcements of financial results, the exercise prices of the second, third and fourth tranches are established at times when our insider trading window would generally be open and at times when the market has current information about our recent financial results and outlook. In the event of a termination of an executive officer’s employment for any reason, the price of any previously un-priced tranche is fixed as of the last trading day preceding the date of termination. In the event a change in control is announced, the price of any previously un-priced tranche is fixed as of the last trading day preceding the day of the announcement of the change in control transaction. However, our four-tranche option approach, in effect, automates a quarterly grant approach by allowing a single award to be priced as if it had been awarded in four separate actions.

Annual grant levels for fiscal 2010 were finalized and approved on December 1, 2009. The Compensation Committee approved a mix of restricted share units and options as part of the fiscal 2010 executive officer compensation. The restricted share units vest and are paid out quarterly over a four-year period from the grant date. As of the end of fiscal 2009, there were approximately 2,500,000 shares available for grant under our 2006 EIP and we sought approval of an amendment to increase the number of shares authorized under the plan. In order to conserve shares under the 2006 EIP until shareholders either approved or did not approve amendment, the Compensation Committee determined to make a portion (25%) of the annual option awards contingent on the shareholders approving the addition of shares to the 2006 EIP at the 2010 Annual General Meeting of Shareholders. Accordingly, the Compensation Committee granted each executive officer a non-contingent award representing 75% of their annual share option award, referred to as a Non-Contingent Award, and a contingent award representing 25% of their annual share option award, referred to as a Contingent Award. The following is a summary of the material terms of the Non-Contingent Awards and Contingent Awards.

Non-Contingent Awards. Similar to our four-tranche option approach used in the past:

•

the exercise price of the 1st tranche (1/3rd of the shares) of the Non-Contingent Award was set as the closing price of our ordinary shares on the grant date of the award, and the first tranche vests in 16 equal quarterly installments with the first installment vesting on March 13, 2010, subject to continued service through the applicable vesting date;

•

the exercise price of the 2nd tranche (1/3rd of the shares) of the Non-Contingent Award automatically was set as the closing price of our ordinary shares on the 3 rd business day following the announcement of our financial results for the quarter ending January 31, 2010, and vests in 15 equal quarterly installments with the first installment vesting on June 13, 2010, subject to continued service through the applicable vesting date; and

•

the exercise price of the 3rd tranche (1/3rd of the shares) of the Non-Contingent Award automatically was set as the closing price of our ordinary shares on 3rd business day following the announcement of our financial results for the quarter ending April 30, 2010, and vests in 14 equal quarterly installments with the first installment vesting on September 13, 2010, subject to continued service through the applicable vesting date.

In the case of Mr. Rondé, the first tranche of his Non-Contingent Award was priced on December 7, 2009, in accordance with applicable French regulations regarding tax qualifications for option grants. Each of the remaining two tranches was priced at the earliest date allowable subsequent to the release of our financial results for the quarters ending January 31, 2010, and April 30, 2010, in accordance with applicable French regulations regarding tax qualification for option grants. Generally, the pricing of each tranche of Mr. Rondé’s Non-Contingent Award occurred on the 11th business day following the public announcement of our financial results, or on the 11th business day following a material announcement that occurs within that 11-day period. The option price for Mr. Rondé’s awards is the greater of (A) the fair market value (closing price) of our ordinary shares on the pricing date; or (B) 80% of the average of the fair market values (closing prices) for the 20 trading days preceding the pricing date.

Contingent Awards. Shareholders approved the amendment of the 2006 EIP; and, accordingly, the exercise price of the Contingent Awards automatically was set as the closing price of our ordinary shares on the 3rd trading day following the announcement of our financial results for the quarter ending July 31, 2010. In the case of Mr. Rondé, the Contingent Award was priced on the 11th business day following the public announcement of our financial results for the quarter ending July 31, 2011. The Contingent Awards vest in 13 equal quarterly installments, with the first installment vesting on December 13, 2010.

Restricted Share Units. The RSUs are scheduled to vest and be paid out quarterly over a four-year period from the grant date, which provides the Company with retention incentives and encourages our named executive officers to drive performance over this multi-year period. Similarly, the options are scheduled to vest quarterly over a total of 16 quarters on the four year anniversary of the grant date. Vesting generally is subject to the award holder’s continued service to the Company, subject to acceleration of vesting under certain circumstances. Please see “Grants of Plan Based Awards” for further details regarding the equity award grants to the named executive officers.

The total equity value of awards granted to our named executive officers for fiscal 2009 and 2010 is shown in the following table:

	Fiscal 2010 Total Equity Grant Date Value ($)	Fiscal 2009 Total Equity Grant Date Value ($)	Year-Over- Year Change in Total Equity Awards (%)
Keith L. Barnes	2,507,829	2,727,971	(8)
Jorge Titinger(1)	933,995	715,516	30
Robert J. Nikl	895,057	800,744	12
Hans-Jürgen Wagner	616,783	535,616	15
Pascal Rondé	677,144	602,794	12

(1)	On July 1, 2010, in connection with Jorge Titinger’s appointment to serve as our President and Chief Operating Officer, he received a grant of options covering 60,000 ordinary shares and an award of 30,000 RSUs. The Compensation Committee reviewed competitive practices and determined an appropriate equity award level given Mr. Titinger’s increased responsibilities.

Benefits & Perquisites

Our executive compensation program includes limited executive perquisites and other benefits, described below, which we believe are important to allow us to compete for employee talent. We believe that the limited perquisites and other benefits that we provide the executive officers are consistent with the executive compensation programs of many of the companies with which we compete for executive talent.

Health, Welfare and Retirement Benefits. The named executive officers receive the same health, welfare and retirement benefits as are available to other full-time employees in the particular country in which the executive is resident.

Financial Counseling. Reimbursement of tax preparation and financial counseling services were available to the named executive officers and payments ranging between $1,100 and $16,645 were made by Verigy for these services in fiscal 2010. This is a common executive perquisite, which helps the executive focus on business requirements. Amounts paid are included in the officer’s income, and the officer bears any income tax payable with respect to the benefit.

Temporary Living Allowances / Relocation Benefits. During fiscal 2010, we paid our then-current Chief Executive Officer, Keith Barnes, a temporary living expense allowance of $12,000 per month and our Chief Financial Officer, Robert Nikl, a temporary living expense allowance of $32,247. In November 2009, we entered into a Relocation Agreement with Mr. Nikl pursuant to which Verigy paid Mr. Nikl a lump sum gross amount of $180,000, less applicable tax withholding, to cover costs associated with his relocation to a residence closer to the Cupertino, California office of Verigy’s principal U.S. subsidiary. Verigy paid the relocation benefit promptly after receipt of appropriate documents confirming Mr. Nikl’s purchase of a new residence in the local area in early 2010. We believe that living allowances and relocation benefits are commonly offered by global companies to executive officers that are asked to relocate and therefore were appropriate benefits to offer to Messrs. Barnes and Nikl. A more detailed description of the living allowances for Mr. Barnes and Mr. Nikl and the relocation benefit for Mr. Nikl is set forth set forth below under “Executive Compensation” in the sections entitled “Agreements with Our Chief Executive Officer” and “Agreements with Our Chief Financial Officer.”

Severance Payments in Connection With Termination or a Change in Control

As described more fully below under “Potential Payments in Connection With Termination or a Change in Control,” we have entered into agreements with each of the named executive officers, except for Pascal Rondé and Hans-Jürgen Wagner, that provide for cash severance, health-care benefits continuation and acceleration of unvested equity if they are terminated either before or in connection with a change in control under certain circumstances. These agreements also require us to pay gross-up payments to the named executive officers if the officer is subject to a “golden parachute” excise tax in connection with the change in control benefits. However, if the golden parachute excise taxes can be avoided by reducing the payments to the executive officer, we may reduce the payments up to a total reduction not to exceed $25,000.

We have also entered into agreements with Messrs. Rondé and Wagner that provide for acceleration of unvested equity if they are terminated in connection with a change in control. Messrs. Rondé and Wagner would also be eligible for certain payments after termination in connection with a change in control as provided under French and German law, respectively.

The change in control severance terms were offered to certain executive officers by Agilent Technologies, Inc., prior to our separation from Agilent in 2006. Our Compensation Committee approved the change in control severance agreements in 2006 and the amended agreements in 2008. In approving the terms of the severance arrangements, the Compensation Committee recognized that providing certain benefits upon an executive’s termination of employment in certain instances provides the executive with enhanced financial security and incentive and encouragement to remain with the Company. We felt that such considerations were critical to retaining our executive officers. Further, from time to time we may consider or may be presented with the need to consider the possibility of an acquisition by another company or other change in control of Verigy. We recognize that such considerations can be a distraction to executive officers and can cause executive officers to consider alternative employment opportunities or to be influenced by the impact of a possible change in control on their personal circumstances in evaluating such possibilities. We also recognize that our executive officers might not be retained in comparable positions by a large acquirer, and so the benefit of the cash and equity incentive compensation provided to them might otherwise be forfeited upon a termination of employment by such acquirer. As a result, we believe that it is important to provide such individuals with severance benefits upon their termination of employment in connection with a change in control to secure their continued dedication and objectivity, notwithstanding the possibility, threat or occurrence of a change in control, as well as to provide them with enhanced financial security.

The Compensation Committee considers the impact of the potential benefits under the agreements when considering changes in base salary and short-term incentive opportunities.

Executive Share Ownership Guidelines; Recoupment Policy; Hedging Prohibition

As noted above, a core element of our compensation philosophy is to align the interests of executive officers with those of shareholders by providing appropriate long-term incentives. To further align the interests of executive officers and shareholders, in January 2010, the board of directors adopted guidelines regarding minimum ownership of shares by Verigy’s executive officers and directors. The ownership guidelines call for the Chief Executive Officer to own 50,000 ordinary shares, for each other executive officer to own 15,000 ordinary shares and for our non-employee directors to own 10,000 ordinary shares. Executive officers and non-employee directors are encouraged to reach this goal within five years of the date the board of directors approved the guidelines or the date of their initial election to our board of directors or promotion or hire date as an executive officer, whichever is later, and to hold at least such minimum number of shares for as long as he or she is an executive officer or non-employee director. In the event that an individual has not achieved at least 50% of their target holdings at the end of the third year of the five year transition period, then it is recommended that the individual retain 50% of any net ordinary shares acquired or vested or, if less, the number of ordinary shares necessary to attain 100% of the applicable share ownership level. For purposes of the ownership guidelines, share holdings include ordinary shares and vested and unvested restricted share units held by the individual, family trust and immediate family members.

Another part of our compensation philosophy is pay for performance, meaning that executive officers should earn variable cash incentives based on the achievement of financial and non-financial objectives. Following the Nominating and Governance Committee’s recommendation, in January 2010, the board of directors adopted a recoupment policy that applies if there is a restatement of Verigy’s financial statements caused by fraud or willful misconduct by an executive officer. The policy provides for, in discretion of our independent directors, the following as to any executive officer whose fraud or misconduct caused the restatement of our financial statements:

•

recouping incentive cash compensation in excess of the amount by which incentive compensation based on financial statements that required restating exceeds the amounts that would have been paid based on the accurate, restated numbers;

•	cancelling outstanding equity awards; and

•	recouping after-tax gains on sales of securities sold between the filing of the financial statements that required restating and the filing of the accurate, restated numbers.

Our Insider Trading Policy prohibits our executives from margining Verigy securities or trading in derivative securities related to our securities.

Fiscal 2011 Executive Compensation

The board of directors and the Compensation Committee made several decisions with respect to succession planning and executive compensation for fiscal 2011 as described below.

Appointment of New Chief Executive Officer. The board of directors made the following decisions with respect to certain of our named executive officers: Jorge Titinger, our President and then-Chief Operating Officer was promoted to serve as our President and Chief Executive Officer, effective January 1, 2011. Keith Barnes serves as Chairman of the board of directors. For a discussion of compensation arrangements with Mr. Titinger, see “Compensation of Jorge Titinger and Robert Nikl” below.

Executive Compensation Decision Made in Connection with the Merger. Contingent upon the completion of the proposed merger between the Company and LTX-Credence Corporation, which we refer to as the merger, Jorge Titinger and David Tacelli, LTX-Credence’s current President and Chief Executive Officer, will serve as Co-Chief Executive Officers of the combined company, and Robert Nikl, our current Chief Financial Officer, will serve as Chief Financial Officer of the combined company. In addition, contingent upon the completion of the merger, Keith Barnes will serve as Chairman of the board of directors of the combined company.

In connection with the merger and Mr. Barnes’ transition, we entered into a non-competition agreement with Mr. Barnes dated November 17, 2010, which we refer to as the Non-Competition Agreement, in order to (i) provide incentive for Mr. Barnes to lead Verigy through the merger, (ii) preserve the value and goodwill of the business being acquired by the combined company after the merger and (iii) protect the trade secrets of Verigy. Although Mr. Barnes continues to be eligible to receive benefits under his severance agreement with Verigy, which we refer to as the Barnes Severance Agreement, the Non-Competition Agreement amends the Barnes Severance Agreement as described below.

Under the Non-Competition Agreement, Mr. Barnes receives the following benefits, subject to his not breaching his obligations thereunder, which are described below, or under the Barnes Severance Agreement:

•

If Mr. Barnes had died prior to his resignation date of December 31, 2010, the severance pay and benefits that otherwise would have been payable to Mr. Barnes, pursuant to the existing Barnes Severance Agreement, upon a termination of employment unrelated to a “change of control” (as defined in the Barnes Severance Agreement) without “cause” (as defined in the Barnes Severance Agreement) or for “good reason” (as defined in the Barnes Severance Agreement) would have been payable to Mr. Barnes’ estate in a lump sum within 30 days after his death;

•

Cash payments of (a) $146,000, less applicable withholdings, paid in 24 equal monthly payments commencing January 1, 2011, subject to any delay required by Section 409A of the Internal Revenue Code, as amended (the “Code”) and (b) $125,000, less applicable withholdings, in a lump sum within 5 days after the completion of the merger;

•	On his resignation date, Mr. Barnes’ then-outstanding stock options became exercisable until the maximum expiration date of each applicable stock option; and

•

The Barnes Severance Agreement provides that Mr. Barnes is eligible for increased severance benefits if his qualifying termination occurs within a specified period before or after a change of control. The period prior to a change of control in which Mr. Barnes is eligible for these increased change of control-related benefits if he experiences a qualifying termination of employment has been increased to 12 months from 3 months, pursuant to the Non-Competition Agreement.

As a condition to receiving the benefits under the Non-Competition Agreement, Mr. Barnes agreed to be bound by a non-competition period commencing on November 17, 2010 and continuing through December 31, 2012. During that time, Mr. Barnes has agreed not to directly or indirectly (i) engage in any business that is competitive with Verigy or its affiliates, (ii) become an employee, director, shareholder, owner or consultant of or hold certain other service provider positions with, such a competing business, (iii) acquire or hold an interest in, or participate in or facilitate the financing, operation, management or control of, any person, entity or business that engages in any such competitive business or (iv) contact, solicit or communicate with customers of Verigy in connection with a competitive business. In addition, as a condition to receiving the cash payment and exercise period extension benefits under the Non-Competition Agreement, Mr. Barnes has agreed to a 2-year non-solicitation provision commencing on the date the merger closes during which time Mr. Barnes can neither personally solicit any employee of Verigy (or its successor) or any of their subsidiaries nor personally induce any employee of Verigy (or its successor) or any of their subsidiaries to engage in any such competitive business.

Compensation of Jorge Titinger and Robert Nikl. On November 17, 2010, we entered into a promotion letter agreement with Jorge Titinger and a compensation letter agreement with Robert Nikl, collectively referred to as the Letters. Mr. Nikl’s compensation letter was amended on January 18, 2011. The compensation and benefits provided under the Letter for Mr. Titinger are effective as of January 1, 2011, and as of February 1, 2011 for Mr. Nikl. Under the Letters, Mr. Titinger and Mr. Nikl receive the compensation and benefits described below.

•	Base Salary: (i) Mr. Titinger’s annual base salary was increased from $400,000 to $575,000 and (ii) Mr. Nikl’s annual base salary will be increased from $335,076 to $360,000.

•

Target Variable Pay: Mr. Titinger and Mr. Nikl will each be eligible for a target variable pay opportunity equal to 80% of their respective annual base salary under Verigy’s pay for results bonus program.

•

Stock Options: On January 1, 2011, Mr. Titinger was granted a nonqualified share option grant for 18,100 combined company ordinary shares. On February 1, 2011, Mr. Nikl will be granted a non-qualified share option grant for 13,700 combined company ordinary shares. In each case, such grants are made pursuant to and subject to the terms of 2006 Plan and our four-tranche option approach.

•

Restricted Share Units: On January 1, 2011, Mr. Titinger was granted an RSU award covering 7,300 ordinary shares. On February 1, 2011, Mr. Nikl was granted an RSU award covering 5,500 ordinary shares. In each case, such grants are subject to the 2006 Plan. The restricted share units will vest quarterly over the subsequent four years.

Under Mr. Titinger’s Letter, the “good reason” definition set forth in his severance agreement with Verigy, referred to as the Titinger Severance Agreement, has been amended to add provisions such that: (i) Mr. Titinger’s resignation at the request of 2/3 of the board of directors qualifies as a “good reason” resignation and (ii) the appointment of any person other than Mr. Titinger to the role of sole Chief Executive Officer of the combined company, or a change to Mr. Titinger’s position which results in him no longer reporting directly to the board of directors, in each case, constitute “good reason” grounds for his resignation.

The Letter for Mr. Titinger also amends the Titinger Severance Agreement to provide for 100% acceleration of vesting for Mr. Titinger’s stock options, stock appreciation rights, restricted shares and restricted share units in the event that he is involuntarily terminated by the combined company without “cause” or he resigns for “good reason” and the change of control-related severance benefits under the Titinger Severance Agreement otherwise do not apply. In addition, upon such a termination or resignation, Mr. Titinger’s outstanding stock options and stock appreciation rights would remain exercisable for up to 15 months post termination or resignation. On November 17, 2010, the Verigy Compensation Committee approved the grant of stock options and restricted share units on the terms described above.

Under the Letters, Mr. Titinger and Mr. Nikl each confirm and agree that the respective changes in titles contemplated by the Letters and any related change in duties, responsibilities, authority or reporting relationship that are commensurate with such positions do not and will not constitute “good reason” within the meaning of their respective severance agreements, employment agreements or any equity award agreements.

Annual Review of Executive Compensation. On December 1, 2010, as part of its annual review process, the Compensation Committee approved cash and equity compensation arrangements for fiscal 2011 for the executive officers, excluding Jorge Titinger, our current President and Chief Executive Officer, Robert Nikl, our Chief Financial Officer, and Keith Barnes whose resignation as Chief Executive Officer was effective December 31, 2010. See “Executive Compensation Decision Made in Connection with the Merger” above for a summary of the compensation decisions made with respect to the compensation of Mr. Titinger and Mr. Nikl for fiscal 2011.

2011 Cash Compensation of Executive Officers. In December 2010, the Compensation Committee reviewed and approved the base compensation levels and target bonuses for our executive officers, except Messrs. Barnes, Titinger and Nikl. The Compensation Committee approved increases for our executive officers ranging from 2% to 7% from 2010 fiscal year base salaries. The Compensation Committee approved a 2% increase in Mr. Rondé’s annual base salary from $350,000 to $360,000. With respect to Mr. Wagner, the Compensation Committee approved a 7% increase in his annual base compensation from $291,000 to $310,000. The Compensation Committee may re-evaluate base salaries during fiscal 2011 if competitive factors warrant adjustments. The design of fiscal 2011 short-term incentive plan is similar to the fiscal 2010 plan.

2011 Equity Compensation. In the past, as part of its annual performance review, the Compensation Committee has awarded executive officers a mix of restricted share units and options to purchase our ordinary shares, each representing approximately half of the total targeted grant value. On the date of grant, the entire number of restricted share units was granted, subject to quarterly vesting over a four-year period. Also on the date of grant, options were awarded using the “four-tranche option approach” described above. We continue to use this approach. In the case of Mr. Rondé, the first tranche of his award was priced on December 20, 2010, in accordance with applicable French regulations regarding tax qualifications for option grants. Each of the remaining three tranches will be priced at the earliest date allowable subsequent to the release of our financial results for the quarters ending January 31, 2011, April 30, 2011 and July 31, 2011, in accordance with applicable French regulations regarding tax qualification for option grants. Generally, the pricing of each tranche of Mr. Rondé’s Non-Contingent Award will occur on the 11th business day following the public announcement of our financial results, or on the 11th business day following a material announcement that occurs within that 11-day period. The option price for Mr. Rondé’s awards will be the greater of (A) the fair market value (closing price) of our ordinary shares on the pricing date; or (B) 80% of the average of the fair market values (closing prices) for the 20 trading days preceding the pricing date.

Deductibility Cap on Executive Compensation

Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1 million paid to our named executive officers. Certain compensation is specifically exempt from the deduction limit to the extent that it does not exceed $1 million during any fiscal year or is “performance-based” as defined in Section 162(m) of the Code. The Compensation Committee considers the net cost to Verigy, and its ability to effectively administer executive compensation in the long-term interests of shareholders. The Compensation Committee expects that the compensation for fiscal 2010, except for minor amounts related to income from vested RSUs, will be fully deductible under Section 162(m) of the Code. To date, we have not granted performance-based equity awards under the 2006 EIP, however, the plan is designed so that applicable equity-based compensation awards made under it may qualify as “performance-based” compensation within the meaning of Section 162(m) of the Code, and thus be tax deductible by Verigy if shareholders approve this proposal and we grant performance-based equity awards in the future.

Section 409A imposes additional significant taxes on certain non-qualifying “deferred compensation” that does not satisfy the requirements of Section 409A. Although we do not maintain a traditional non-qualified deferred compensation plan, Section 409A does apply to certain severance arrangements and equity awards. Consequently, to assist in avoiding additional tax under Section 409A, in December 2008 we amended certain of the severance arrangements described above in a manner intended to either avoid the application of Section 409A or, to the extent doing so is not possible, comply with the applicable Section 409A requirements.

Compensation Committee Interlocks and Insider Participation

In fiscal 2010, Edward Grady, Claudine Simson, Scott Gibson and Eric Meurice served on the Compensation Committee. None of our executive officers serves on the Compensation Committee. None of our directors has interlocking or other relationships with other boards, compensation committees or its executive officers that require disclosure under Item 407(e)(4) of Regulation S-K of the rules and regulations of the SEC.

The board of directors has determined that each member of the Compensation Committee is an independent director under applicable NASDAQ rules. Furthermore, pursuant to the Compensation Committee charter, the board of directors has determined that each member of the Compensation Committee is an “outside director,” as that term is defined in Section 162(m) of the Code, and is a “non-employee director” within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Submitted by the Compensation Committee of

the Board of Directors:

Edward Grady (Chairperson)

Scott Gibson

Eric Meurice

Claudine Simson

Fiscal 2010 Summary Compensation Table

The following table summarizes the total compensation paid or earned by our named executive officers, which are our Chief Executive Officer, Chief Financial Officer and our three highest paid executive officers (other than our CEO and CFO) for the fiscal years ending October 31, 2008, 2009 and 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Share Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		Change in Pension Value &Non- qualified Deferred Compensation Earnings ($)		All Other Compensation ($)(4)	Total ($)
Keith L. Barnes(5)	2010	567,848	876,215	1,631,614	605,766		—		159,363	3,840,806
Chairman and Chief Executive Officer	2009	541,154	796,084	1,931,887	—		—		163,305	3,432,430
	2008	582,408	562,021	1,648,876	463,947		—		157,656	3,414,908
Robert J. Nikl	2010	326,699	392,193	502,864	251,047		—		247,125	1,719,928
Chief Financial Officer	2009	311,341	336,282	464,461	—		—		83,245	1,195,329
	2008	335,076	221,033	331,304	189,352		—		87,660	1,164,425
Jorge Titinger(6)	2010	357,919	540,986	393,009	282,627		—		26,328	1,600,869
President and Chief Operating Officer	2009	325,208	465,067	250,448	—		—		33,095	1,073,818
Pascal Rondé(7)	2010	356,916	298,133	379,011	200,941		24,393	(8)	71,252	1,330,646
Vice President, Sales, Service and Support	2009	327,088	251,315	351,479	—		—	(8)	55,356	985,238
	2008	351,179	549,569	263,434	165,352		—	(8)	16,559	1,346,093
Hans-Jürgen Wagner(7)	2010	292,332	285,115	331,668	147,701	(10)	644,866	(9)	21,032	1,722,714
Vice President, SOC Test	2009	251,080	240,434	295,181	—		132,704	(9)	15,719	935,118
	2008	289,867	185,781	238,520	83,567		55,745	(9)	10,397	863,877

(1)	Restricted share units were granted pursuant to the 2006 EIP. The units pay out in an equal number of our ordinary shares. Holders of restricted share units are not entitled to dividend payments or voting rights until the units become vested and the shares are paid out. The dollar amounts shown in the Summary Compensation Table represent the grant date fair values of restricted share units awarded in fiscal years 2010, 2009 and 2008, computed in accordance with accounting standards generally accepted in the U.S. for share awards to employees as set forth in ASC Topic 718. Assumptions used in the calculation of these amounts are included in “Note-8 Share-Based Compensation” to the financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.
(2)	Option awards were granted pursuant to the 2006 EIP. The options may be exercised for an equal number of our ordinary shares. The dollar amounts shown in the Summary Compensation Table represent the grant date fair values of grants of options covering ordinary shares made in fiscal years 2010, 2009 and 2008, computed in accordance with accounting standards generally accepted in the U.S. for option grants to employees as set forth in ASC Topic 718. Assumptions used in the calculation of these amounts are included in “Note-8 Share-Based Compensation” to the financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.
(3)	The amounts in the “Non-Equity Incentive Plan Compensation” column represent the total of two semi-annual bonus amounts paid under Verigy bonus plans in fiscal 2010.
(4)	The amounts shown in the “All Other Compensation” column are attributable to the following:

•

Mr. Barnes: in fiscal 2010, $144,000 allowance for living expenses, including rent, utilities, meals and car rental; $5,563 for financial planning assistance; and $9,800 for our matching contribution to his 401(k).

•

Mr. Nikl: in fiscal 2010, $180,000 relocation assistance bonus; $32,247 allowance for living expenses, including rent, utilities and furniture rental; $19,913 value of earnings on equity awards; $13,000 for our contribution to his 401(k); and $1,965 for financial planning assistance.

•	Mr. Titinger: in fiscal 2010, $16,645 for financial planning assistance and $9,683 for our matching contribution to his 401(k).

•	Mr. Rondé: in fiscal 2010, $12,836 for Verigy’s cost of providing a company leased vehicle; $1,100 for financial planning assistance; and $57,625 in pension contributions.

•	Mr. Wagner: in fiscal 2010, $11,577 for Verigy’s cost of providing a company leased vehicle and $9,455 in pension contributions.

(5)	Mr. Barnes resigned as our Chief Executive Officer effective December 31, 2010.
(6)	Mr. Titinger was not a named executive officer in fiscal 2008. He was promoted to serve as our Chief Executive Officer effective January 1, 2011 and no longer serves as Chief Operating Officer.
(7)	Amounts paid to Messrs. Rondé and Wagner were paid in Euros. For the purpose of this disclosure, we converted the 2010 Euro amounts into U.S. Dollars at an exchange rate of 1.43995 U.S. Dollars per Euro. This exchange rate was calculated by averaging the monthly exchange rate of 1.4908 U.S. Dollars per Euro reported by the Federal Reserve Bank of New York for the month of November 2009 (the first month of our 2010 fiscal year) and the monthly exchange rate of 1.3891 U.S. Dollars per Euro reported by the Federal Reserve Bank of New York for the month of October 2010 (the last month of our 2010 fiscal year). We converted the 2009 Euro amounts into U.S. Dollars at an exchange rate of 1.3783 U.S. Dollars per Euro. This exchange rate was calculated by averaging the monthly exchange rate of 1.2744 U.S. Dollars per Euro reported by the Federal Reserve Bank of New York for the month of November 2008 (the first month of our 2009 fiscal year) and the monthly exchange rate of 1.4821 U.S. Dollars per Euro reported by the Federal Reserve Bank of New York for the month of October 2009 (the last month of our 2009 fiscal year). We converted the 2008 Euro amounts into U.S. Dollars at an exchange rate of 1.39475 U.S. Dollars per Euro. This exchange rate was calculated by averaging the monthly exchange rate of 1.4683 U.S. Dollars per Euro reported by the Federal Reserve Bank of New York for the month of November 2007 (the first month of our 2008 fiscal year) and the monthly exchange rate of 1.3266 U.S. Dollars per Euro reported by the Federal Reserve Bank of New York for the month of October 2008 (the last month of our 2008 fiscal year).
(8)	Mr. Rondé: For fiscal 2010, the amount of $24,393 is attributable to the change in actuarial present value of his accumulated benefit since October 31, 2009, under a defined benefit pension plan in France. For fiscal 2009, the amount of $(9,796) is attributable to the change in actuarial present value of his accumulated benefit since October 31, 2008, under a defined benefit pension plan in France. For fiscal 2008, the amount of $(3,912) was attributable to the change in actuarial present value of his accumulated benefit since September 30, 2007, under a defined benefit pension plan in France.
(9)	Mr. Wagner: For fiscal 2010, the amount of $644,866 is attributable to the change in actuarial present value of his accumulated benefit since October 31, 2009, under three defined benefit plans in Germany. These plans are: (i) the Pensions plan (which we refer to as the PPL) in which the change in pension value and non-qualified deferred compensation earnings in fiscal 2010 was $395,307; (ii) the Zusatzversorgungsplan (which we refer to as the ZVP) in which the change in pension value and non-qualified deferred compensation earnings in fiscal 2010 was $242,774; and (iii) the Basisversorgungsplan (which we refer to as the BVP) in which the change in pension value in fiscal 2010 was $6,785. Above market earnings represents the difference between market rates determined using SEC guidance and the 6% interest rate credited by Verigy on bonus or salary amounts deferred by Mr. Wagner. For fiscal 2009, the amount of $132,704 was attributable to the change in actuarial present value of his accumulated benefit since October 31, 2008, under the PPL in which the change in pension value and non-qualified deferred compensation earnings in fiscal 2009 was $28,804; under the ZVP in which the change in pension value and non-qualified deferred compensation earnings in fiscal 2009 was $102,242; and under the BVP in which the change in pension value in fiscal 2009 was $1,658. For fiscal 2008, the amount of $55,745 was attributable to the change in actuarial present value of his accumulated benefit since September 30, 2007, under the PPL, ZVP and BVP. The change in pension value and above-market earnings on non-qualified deferred compensation earnings in fiscal 2008 was $(23,410) for the PPL, $73,783 for the ZVP and $5,372 for the BVP.
(10)	This amount includes a discretionary bonus paid to Mr. Wagner at the discretion of the Compensation Committee in June 2010.

Grants of Plan-Based Awards

The following table sets forth information regarding all incentive plan awards that were earned during fiscal 2010 by each named executive officer. Option and restricted share unit grants to our named executive officers during fiscal 2010 were awarded pursuant to the 2006 EIP.

Name	Grant Date	Grant Approval Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
Keith L. Barnes(1)	12/01/09	12/01/09	55,000	—	—
	12/01/09	12/01/09	—	31,250	10.95
	02/26/10	12/01/09	—	31,250	9.96
	05/25/10	12/01/09	—	31,250	10.01
	08/24/10	12/01/09	—	31,250	8.37
Robert J. Nikl	12/01/09	12/01/09	27,500	—	—
	12/01/09	12/01/09	—	15,625	10.95
	02/26/10	12/01/09	—	15,625	9.96
	05/25/10	12/01/09	—	15,625	10.01
	08/24/10	12/01/09	—	15,625	8.37
Jorge Titinger(2)	07/01/10	07/01/10	30,000	—	—
	07/01/10	07/01/10		60,000	8.54
	12/01/09	12/01/09	32,500	—	—
	12/01/09	12/01/09	—	18,450	10.95
	02/26/10	12/01/09	—	18,450	9.96
	05/25/10	12/01/09	—	18,450	10.01
	08/24/10	12/01/09	—	18,450	8.37
Pascal Rondé	12/01/09	12/01/09	22,500	—	—
	12/07/09	12/01/09	—	12,775	11.19
	03/10/10	12/01/09	—	12,775	10.50
	06/07/10	12/01/09	—	12,775	9.25
	09/03/10	12/01/09	—	12,775	8.75
Hans-Jürgen Wagner	12/01/09	12/01/09	18,500	—	—
	12/01/09	12/01/09	—	10,500	10.95
	02/26/10	12/01/09	—	10,500	9.96
	05/25/10	12/01/09	—	10,500	10.01
	08/24/10	12/01/09	—	10,500	8.37

(1)	Mr. Barnes resigned as our Chief Executive Officer effective December 31, 2010.
(2)	Mr. Titinger was promoted to serve as our Chief Executive Officer effective January 1, 2011 and no longer serves as Chief Operating Officer.

Option grants to the named executive officers in fiscal 2010 were approved by the Compensation Committee on December 1, 2009, in the form of our “four-tranche option approach,” in order to provide cost-averaging of the exercise prices of the grants over a period of several future quarters. The option is divided into four tranches of 25% each of the total number of shares granted. The exercise price for the first 25% of the shares was the fair market value (closing price) of Verigy’s ordinary shares on December 1, 2009, the date of grant. The second, third, and fourth tranches were priced at the fair market value (closing price) of Verigy’s ordinary shares on the third business day following the public announcement of Verigy’s financial results for the subsequent three financial quarters, respectively, except that the eleventh business day following the public announcement was used to price the options for Mr. Rondé in order to comply with regulations for tax-qualified plans in France. On July 1, 2010, in connection with his appointment to serve as our President, Mr. Titinger was granted an option to purchase 60,000 ordinary shares. In the event of a termination of employment for any reason, the price of any previously awarded but un-priced tranche is fixed as of the last trading day preceding the date of termination. In the event that a change in control is announced, the price of any previously awarded but un-priced tranche is fixed as of the last trading day preceding the day of announcement of the change in control transaction.

Vesting of the overall option grants is over a period of four years from the award date. Except for the grant to Jorge Titinger in July 2010 described in the paragraph above, the first tranche vests over a period of 16 quarters from the award date, with the first installment vesting on March 13, 2010; the second tranche vests over a period of 15 quarters, with the first installment vesting on June 13, 2010; the third tranche vests over a period of 14 quarters, with the first installment vesting on September 13, 2010; and the fourth tranche vests over a period of 13 quarters, with the first installment vesting on December 13, 2010. The July 2010 grant to Mr. Titinger vests over a period of 16 quarters from the grant date.

The options are non-qualified and have a maximum term of seven years. The options are nontransferable except in the event of an optionee’s death. Options cease to vest upon termination of employment.

Except for Mr. Barnes and Mr. Titinger, a period of 12 months is added to the actual length of the executive’s service for the purpose of determining the vested portion of the option upon termination of employment due to death, disability, retirement due to age or other qualifying termination event not in connection with a change in control, as defined in the severance agreements, and the vested options may be exercised for up to 15 months after the termination date (one year in the case of retirement). The vesting is prorated on the basis of the full months of service completed by the executive since the vesting commencement date of the option. For Mr. Barnes and Mr. Titinger, the options would become fully vested and be exercisable for up to 15 months in the event of termination of employment due to death, disability or other termination event not in connection with a change in control, as defined in his severance agreement.

Upon a qualifying termination event in connection with a change in control, as defined in the severance agreements, the options for the named executive officers would become fully vested and exercisable for a period of up to two years from the termination date.

Shares reported in the “Stock Awards” column are restricted share units granted pursuant to the 2006 EIP. The units pay out in an equal number of our ordinary shares. Holders of restricted share units are not entitled to dividend payments or voting rights until the units become vested and the shares are paid out. The units vest in 16 equal quarterly installments from the date of the award. Pursuant to the severance agreements, for the named executive officers other than Mr. Barnes, in the event of termination of employment due to death, disability, retirement due to age or other qualifying termination event not in connection with a change in control, as defined in the severance agreements, a period equal to 12 months will be added to the actual length of the executive’s service for the purpose of determining the vested portion of share unit awards that are outstanding as of the termination date, and the vested units will be immediately distributed (unless delayed payout is required to comply with Section 409A of the Code). The vesting is prorated on the basis of the full months of service completed by the executive since the vesting commencement date of the units. For Mr. Barnes (and Mr. Titinger as of January 1, 2011), all restricted share unit awards that are outstanding as of the termination event will become fully vested and immediately distributed (unless delayed payout is required to comply with Section 409A of the Code). For all the named executive officers, upon a qualifying termination event in connection with a change in control, as defined in the severance agreements, all outstanding share units will become fully vested and paid out.

25

Outstanding Equity Awards at 2010 Fiscal Year End

The following table sets forth the information regarding outstanding options and restricted share units held by the named executive officers as of October 31, 2010.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		*Market Value of Shares or Units of Stock That Have Not Vested ($)
Keith L. Barnes	563,000		—		15.00	06/12/2013	—		—
	9,960	(1)	665	(2)	18.04	12/12/2013	—		—
	9,912	(3)	713	(2)	23.42	12/12/2013	—		—
	9,854	(4)	771	(2)	28.39	12/12/2013	—		—
	9,804	(5)	821	(2)	25.05	12/12/2013	—		—
	19,327	(6)	8,798	(7)	26.43	12/02/2014	—		—
	18,750	(8)	9,375	(7)	19.99	12/02/2014	—		—
	18,072	(9)	10,053	(7)	25.68	12/02/2014	—		—
	17,304	(10)	10,821	(7)	18.91	12/02/2014	—		—
	27,342	(11)	35,158	(12)	9.20	12/02/2015	—		—
	24,996	(13)	37,504	(12)	7.22	12/02/2015	—		—
	22,320	(14)	40,180	(12)	11.50	12/02/2015	—		—
	19,228	(15)	43,272	(12)	10.73	12/02/2015	—		—
	5,859	(16)	25,391	(17)	10.95	11/30/2016	—		—
	4,166	(18)	27,084	(17)	9.96	11/30/2016	—		—
	2,232	(19)	29,018	(17)	10.01	11/30/2016	—		—
	—		31,250	(17)	8.37	11/30/2016	—		—
	—		—		—	—	1,295	(2)	11,875
	—		—		—	—	14,068	(7)	129,004
	—		—		—	—	56,250	(12)	515,813
	—		—		—	—	44,689	(17)	409,798
Robert J. Nikl	86,442		—		14.75	06/20/2013	—		—
	4,680	(1)	320	(2)	18.04	12/12/2013	—		—
	4,662	(3)	338	(2)	23.42	12/12/2013	—		—
	4,641	(4)	359	(2)	28.39	12/12/2013	—		—
	4,608	(5)	392	(2)	25.05	12/12/2013	—		—
	8,250	(6)	3,750	(7)	26.43	12/02/2014	—		—
	8,000	(8)	4,000	(7)	19.99	12/02/2014	—		—
	7,713	(9)	4,287	(7)	25.68	12/02/2014	—		—
	7,384	(10)	4,616	(7)	18.91	12/02/2014	—		—
	13,671	(11)	17,579	(12)	9.20	12/02/2015	—		—
	12,498	(13)	18,752	(12)	7.22	12/02/2015	—		—
	11,160	(14)	20,090	(12)	11.50	12/02/2015	—		—
	9,612	(15)	21,638	(12)	10.73	12/02/2015	—		—
	2,928	(16)	12,697	(17)	10.95	11/30/2016	—		—
	2,082	(18)	13,543	(17)	9.96	11/30/2016	—		—
	1,116	(19)	14,509	(17)	10.01	11/30/2016	—		—
	—		15,625	(17)	8.37	11/30/2016	—		—
	—		—		—	—	610	(2)	5,594
	—		—		—	—	6,000	(7)	55,020
	—		—		—	—	28,125	(12)	257,906
	—		—		—	—	22,346	(17)	204,913

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		*Market Value of Shares or Units of Stock That Have Not Vested ($)
Jorge Titinger	15,816	(20)	12,309	(21)	24.83	06/08/2015	—		—
	15,816	(20)	12,309	(21)	18.91	06/08/2015	—		—
	15,816	(20)	12,309	(21)	8.67	06/08/2015	—		—
	12,299	(11)	15,826	(12)	9.20	12/02/2015	—		—
	11,250	(13)	16,875	(12)	7.22	12/02/2015	—		—
	15,816	(20)	12,309	(21)	7.22	06/08/2015	—		—
	10,040	(14)	18,085	(12)	11.50	12/02/2015	—		—
	8,652	(15)	19,473	(12)	10.73	12/02/2015	—		—
	3,459	(16)	14,991	(17)	10.95	11/30/2016	—		—
	2,460	(18)	15,990	(17)	9.96	11/30/2016	—		—
	1,317	(19)	17,133	(17)	10.01	11/30/2016	—		—
	3,750	(19)	56,250	(22)	8.54	06/30/2017	—		—
	—		18,450	(17)	8.37	11/30/2016	—		—
	—		—		—	—	19,690	(21)	180,557
	—		—		—	—	25,316	(12)	232,148
	—		—		—	—	26,407	(17)	242,152
	—		—		—	—	28,125	(22)	257,906
Pascal Rondé(23)	62,500		—		15.00	06/12/2013	—		—
	—		7,500	(24)	18.04	12/12/2013	—		—
	—		7,500	(25)	25.51	12/12/2013	—		—
	—		7,500	(26)	28.78	12/12/2013	—		—
	—		7,500	(27)	25.61	12/12/2013	—		—
	—		8,750	(24)	26.69	12/11/2014	—		—
	—		8,750	(25)	18.82	12/11/2014	—		—
	—		8,750	(26)	24.83	12/11/2014	—		—
	—		8,750	(27)	19.00	12/11/2014	—		—
	—		18,750	(24)	10.11	12/10/2015	—		—
	—		18,750	(25)	6.49	12/10/2015	—		—
	—		18,750	(26)	11.54	12/10/2015	—		—
	—		18,750	(27)	11.37	12/10/2015	—		—
	—		12,775	(24)	11.19	12/06/2016	—		—
	—		12,775	(25)	10.50	12/06/2016	—		—
	—		12,775	(26)	9.25	12/06/2016	—		—
	—		12,775	(27)	8.75	12/06/2016	—		—
	—		—		—	—	916	(2)	8,400
	—		—		—	—	4,375	(7)	40,119
	—		—		—	—	30,000	(28)	275,100
	—		—		—	—	22,500	(29)	206,325

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		*Market Value of Shares or Units of Stock That Have Not Vested ($)
Hans-Jürgen Wagner	31,250		—		15.00	06/12/2013		—		—
	7,442	(30)	—		15.77	01/25/2014	(31)	—		—
	19,139	(32)	—		10.19	01/23/2015	(31)	—		—
	10,545	(1)	705	(2)	18.04	12/12/2013		—		—
	10,500	(3)	750	(2)	23.42	12/12/2013		—		—
	10,439	(4)	811	(2)	28.39	12/12/2013		—		—
	10,380	(5)	870	(2)	25.05	12/12/2013		—		—
	5,148	(6)	2,352	(7)	26.43	12/2/2014		—		—
	5,000	(8)	2,500	(7)	19.99	12/2/2014		—		—
	4,815	(9)	2,685	(7)	25.68	12/2/2014		—		—
	4,608	(10)	2,892	(7)	18.91	12/2/2014		—		—
	6,286	(11)	8,089	(12)	9.20	12/2/2015		—		—
	5,748	(13)	8,627	(12)	7.22	12/2/2015		—		—
	5,130	(14)	9,245	(12)	11.50	12/2/2015		—		—
	4,420	(15)	9,955	(12)	10.73	12/2/2015		—		—
	1,968	(16)	8,532	(17)	10.95	11/30/2016		—		—
	1,400	(18)	9,100	(17)	9.96	11/30/2016		—		—
	750	(19)	9,750	(17)	10.01	11/30/2016		—		—
	—		10,500	(17)	8.37	11/30/2016		—		—
	—		—		—	—		1,370	(2)	12,563
	—		—		—	—		3,750	(7)	34,388
	—		—		—	—		12,941	(12)	118,669
	—		—		—	—		15,032	(17)	137,843

*	Market value is based on $9.17 per share, the closing price of Verigy’s ordinary shares on the NASDAQ Global Select Market on October 29, 2010, the last trading day of fiscal 2010.
(1)	Vested in 15 equal quarterly installments with the first installment vesting on 3/13/2007.
(2)	Vests on 12/13/2010.
(3)	Vested in 14 equal quarterly installments with the first installment vesting on 6/13/2007.
(4)	Vested in 13 equal quarterly installments with the first installment vesting on 9/13/2007.
(5)	Vested in 12 equal quarterly installments with the first installment vesting on 12/13/2007.
(6)	Vested in 11 equal quarterly installments with the first installment vesting on 3/13/2008.
(7)	Vests in five equal quarterly installments with the next installment vesting on 12/13/2010.
(8)	Vested in ten equal quarterly installments with the first installment vesting on 6/13/2008.
(9)	Vested in nine equal quarterly installments with the first installment vesting on 9/13/2008.
(10)	Vested in eight equal quarterly installments with the first installment vesting on 12/13/2008.
(11)	Vested in seven equal quarterly installments with the first installment vesting on 3/13/2009.
(12)	Vests in seven equal quarterly installments with the next installment vesting on 12/13/2010.
(13)	Vested in six equal quarterly installments with the first installment vesting on 6/13/2009.
(14)	Vested in five equal quarterly installments with the first installment vesting on 9/13/2009.
(15)	Vested in four equal quarterly installments with the first installment vesting on 12/13/2009.
(16)	Vested in three equal quarterly installments with the first installment vesting on 3/13/2010.
(17)	Vests in 13 equal quarterly installments with the first installment vesting on 12/13/2010.
(18)	Vested in two equal quarterly installments with the first installment vesting on 6/13/2010.
(19)	Vested on 9/13/2010.
(20)	Vested as to 25% of the shares on 6/13/2009 and five equal quarterly installments with the first installment vesting on 9/13/2009.
(21)	Vests in seven equal quarterly installments with the next installment vesting on 12/13/2010.
(22)	Vests in 15 equal quarterly installments with the first installment vesting on 12/13/2010.
(23)	Vested options for Pascal Rondé first become exercisable four years and one day from the grant date in order to qualify for favorable tax treatment under applicable regulations in France.
(24)	Vests in 16 equal quarterly installments from the grant date and becomes exercisable four years from the grant date.
(25)	Vests in 15 equal quarterly installments from the grant date and becomes exercisable four years from the grant date.
(26)	Vests in 14 equal quarterly installments from the grant date and becomes exercisable four years from the grant date.
(27)	Vests in 13 equal quarterly installments from the grant date and becomes exercisable four years from the grant date.

(28)	Vests as to 50% of the shares on 12/13/2010. The remaining shares vest in eight equal quarterly installments with the first installment vesting on 3/13/2011.
(29)	Vests as to 50% of the shares on 12/13/2011. The remaining shares vest in eight equal quarterly installments with the first installment vesting on 3/13/2012.
(30)	Vested in two equal annual installments on 1/26/2007 and 1/26/2008.
(31)	Replacement award for cancelled unvested Agilent stock option grants as of 10/31/2006, pursuant to the merger agreement with Agilent Technologies, Inc. Replacement share options granted to former Agilent employees retained the vesting schedule for the Agilent options they replaced.
(32)	Vested in three equal annual installments on 1/24/2007, 1/24/2008 and 1/24/2009.

Options in the above table showing expiration dates of 12/12/2013, 12/2/2014, 12/10/2014, 12/11/2014, 6/8/2015, 12/2/2015, 12/10/2015, 11/30/2016 and 12/6/2016 were granted using our four-tranche option approach. Our four-tranche option approach is described in more detail in the section entitled “Compensation Discussion and Analysis—2010 Compensation Decisions” and elsewhere in the Annual Report.

Option Exercises and Stock Vested in Fiscal 2010

The following table sets forth information regarding stock options and restricted share unit awards exercised and vested, respectively, for the named executive officers during the fiscal year ended October 31, 2010. All share awards were issued as restricted share units under our 2006 EIP. Upon vesting, restricted share units are paid out for our ordinary shares on a one-for-one basis.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Keith L. Barnes	—	—	65,042	622,663
Robert J. Nikl	4,166	19,913	29,117	282,349
Jorge Titinger	—	—	34,214	324,990
Pascal Rondé	—	—	15,357	156,184
Hans-Jürgen Wagner	—	—	18,708	179,868

(1)	Amounts represent the closing price of our ordinary shares on the NASDAQ Global Select Market on the applicable vesting date multiplied by the number of restricted share units vesting on such date. Amounts shown do not represent proceeds from sales of shares acquired on vesting of restricted share unit awards.

Pension Benefits

The following table presents information regarding the defined benefit plans under which the benefits are determined by final compensation for Pascal Rondé and Hans-Jürgen Wagner, the only named executive officers with pension benefits. Mr. Rondé is employed by our subsidiary in France and, as such, the description below is that of the pension plan applicable in France. As of October 31, 2010, Mr. Rondé was credited with 18.914 years of service, which includes service with Hewlett Packard Company and Agilent Technologies, Inc., our predecessor companies. Mr. Wagner is employed by our subsidiary in Germany and, as such, the description below is that of the pension plans applicable in Germany. As of October 31, 2010, Mr. Wagner was credited with 25.83 years of service, which also includes service with Hewlett Packard Company and Agilent Technologies, Inc.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Pascal Rondé(1)	Collective Bargaining Agreement of Métallurgie (ingénieurs et cadres)	18.914	51,273	—
Hans-Jürgen Wagner(2)	Pensionsplan (PPL)	25.83	1,077,102	—
	Zusatzversorgungsplan (ZVP)	11.42	931,247	—
	Basisversorgungsplan (BVP)	5.83	20,039	—

(1)	Mr. Rondé is entitled to a lump sum payment on retirement at age 65 based upon final salary at retirement and length of company service. No payments are made for termination, death or disability prior to retirement. The amount payable is defined in the Collective Bargaining Agreement of “Metallurgie (ingenieurs et cadres)”. Final salary is defined as total remuneration in the 12 months preceding retirement. This includes a 13th month bonus and variable and fixed bonuses, where paid. We have to pay a social charge equal to a percentage of the retirement indemnity to the government in addition to the retirement indemnity payable to the employee if the retirement is at the initiative of the employee. As of October 31, 2010, Mr. Rondé was credited with 18.914 years of service, which includes service with our predecessor companies. Assuming that Mr. Rondé retires at age 65, he will be entitled to 5 months’ salary as his benefit under the plan. The present value of the accumulated retirement benefit is based upon current remuneration (salary and bonuses) of EUR 251,300 ($369,914), a 5% discount rate and an exchange rate as of October 29, 2010 of 1.3916 U.S. Dollars for each Euro.

(2)	The PPL and BVP plans provide for income replacement at retirement. The PPL is a defined benefit plan available to employees who joined Verigy’s predecessors before 1995, and provides a pension based on years of service and pensionable salary close to retirement. Additional accruals are earned under the BVP plan for PPL members from 2005 and onwards. In Mr. Wagner’s case, the BVP is a defined benefit plan that provides a pension based on years of service since 2005 and bonus close to retirement. The ZVP is a deferred compensation plan, open to employees who joined Verigy’s predecessors before 1995, and offers participants the opportunity to save for retirement via deferral of bonuses. The ZVP pays 6% interest per year on the deferred balance until payout. Under these plans, Mr. Wagner is entitled to (i) a monthly pension payment on retirement at age 65 (PPL and BVP); (ii) a lump sum payment at age 63 (ZVP) which is paid out in six annual installments; and (iii) in case of death or disability prior to retirement, an immediate monthly pension payment (PPL and BVP) and a lump sum payment at age 63 (ZVP) are made. In case of termination, the vested entitlement to retirement pension according to § 2 BetrAVG (occupational pension scheme act) has to be upheld and paid out at normal retirement age. The amount payable is defined in the pension plans (for PPL and ZVP) and in a works council agreement (for BVP). For PPL, final salary is defined as average of the monthly base salary of the last 24 months before retirement multiplied by 13. For BVP, only the semi-annual bonuses are eligible for pension payout. As of October 31, 2010, Mr. Wagner was credited with 25.83 years of service for PPL, which includes service with our predecessor companies, 11.42 years of service for ZVP and 5.83 years of service for BVP. The present value of the accumulated retirement of $2,028,388 at October 31, 2010, is based upon a 5% discount rate and upon a monthly salary of $25,734, and an exchange rate as of October 31, 2010 of 1.3916 U.S. Dollars for each Euro.

Potential Payments Upon Termination or Change in Control

We have entered into agreements with each of the named executive officers, except for Pascal Rondé and Hans-Jürgen Wagner, that provide for cash severance and health-care benefits continuation if they are terminated before or in connection with a change in control under certain circumstances. In addition, we have entered into agreements with each of the named executive officers that provide acceleration of unvested equity if they are terminated in connection with a change in control. We will gross-up payments to the executive officers, if an executive officer is subject to a “golden parachute” excise tax in connection with the change in control benefits. However, if the golden parachute excise taxes can be avoided by reducing the payments to the executive officer, we may reduce the payments up to a total reduction not to exceed $25,000. Mr. Rondé would be eligible for certain payments after termination in connection with a change in control as required under French law, and Mr. Wagner would be eligible for certain payments after termination in connection with a change in control as required under German law.

The key terms of the change in control arrangements for the named executive officers are as follows:

Name	Cash and COBRA Severance Benefit absent change of control	Cash and COBRA Severance Benefit with change of control	Equity Acceleration and Extension absent change of control	Equity Acceleration and Extension with change of control
Keith Barnes(1)	1 times annual salary + 1 times annual target bonus + pro rata target bonus for year of termination + reimbursements for 12 months of COBRA coverage	2 times annual salary + 2 times annual target bonus + pro rata target bonus for year of termination + reimbursements for 24 months of COBRA coverage	Full acceleration and exercisable up to the maximum term	Full acceleration and exercisable up to the maximum term

Jorge Titinger(2)	1 times annual salary + 1 times annual target bonus+ pro rata target bonus for year of termination + reimbursements for 12 months of COBRA coverage	2 times annual salary + 2 times annual target bonus + pro rata target bonus for year of termination + reimbursements for 24 months of COBRA coverage	Full acceleration and exercisable up to 15 months following termination	Full acceleration and exercisable up to 2 years following termination

Robert J. Nikl	1 times annual salary + 1 times annual target bonus+ pro rata target bonus for year of termination + reimbursements for 12 months of COBRA coverage	2 times annual salary + 2 times annual target bonus + pro rata target bonus for year of termination + reimbursements for 24 months of COBRA coverage	12 months’ acceleration and exercisable up to 15 months following termination	Full acceleration and exercisable up to 2 years following termination

Name	Cash and COBRA Severance Benefit absent change of control	Cash and COBRA Severance Benefit with change of control	Equity Acceleration and Extension absent change of control	Equity Acceleration and Extension with change of control
Pascal Rondé	Per applicable law in France	Per applicable law in France	12 months’ acceleration and exercisable until the later of (i) to 15 months following termination, or (ii) 3 months following the 4-year anniversary of the date of grant	Full acceleration and exercisable until the later of (i) to 15 months following termination, or (ii) 3 months following the 4-year anniversary of the date of grant

Hans-Juergen Wagner	Per applicable law in Germany	Per applicable law in Germany	12 months’ acceleration and exercisable up to 15 months following termination	Full acceleration and exercisable up to 2 years following termination

(1)	Mr. Barnes terminated his employment with Verigy on December 31, 2010, and as a result, has become entitled to, and in some cases has begun receiving, the payments and benefits listed in this table as applying absent a change of control. Mr. Barnes’ severance agreement with Verigy was amended pursuant to the Non-Competition Agreement. This table indicates his severance benefits as amended by the Non-Competition Agreement, which provides that as of his December 31, 2010 resignation date, Mr. Barnes’ then-outstanding stock options shall remain exercisable until the maximum expiration date of each applicable stock option. Further, if Verigy experiences a change of control within 12 months of Mr. Barnes’ December 31, 2010 resignation date, he may become entitled to receive the remaining severance payments and benefits that would apply in connection with a change of control-related termination.
(2)	Mr. Titinger’s severance agreement with Verigy has been amended pursuant to the Promotion Letter (as explained below). This table indicates his severance benefits as amended by the Promotion Letter, which modified his equity acceleration of vesting absent a change of control from 12 months’ acceleration to full acceleration.

Pursuant to these agreements, to receive the payments described below, the named executive officer, except Mr. Barnes, agrees to be bound by (i) a two-year non solicitation provision pursuant to which the named executive officer cannot solicit any employee of Verigy or its subsidiaries nor provide the names of employees to any other company that the officer has reason to believe will solicit the employee, and (ii) Verigy’s standard restrictions and conditions. In the case of Mr. Barnes, he has agreed to be bound by (i) a two-year non solicitation provision pursuant to which he cannot solicit any employee of Verigy or its subsidiaries nor provide the names of employees to any other company that he has reason to believe will solicit the employee, and (ii) a two-year non-competition period during which time he agrees not to directly or indirectly engage in any business that is a competitive business or enter the employ of, or render any services to, any person or entity (or any division of any person or entity) that engages in a competitive business. Potential payments due by Verigy under the severance agreements in the event of a qualifying termination are described in the tables below.

Termination Not in Connection With a Change in Control

Termination by Verigy without Cause or by Executive for Good Reason; Termination due to Death or Disability: Under their severance agreements, in the event that the employment of Messrs. Barnes, Titinger or Nikl is terminated by Verigy without cause (as defined in the agreements and explained below), or the executive terminates his employment for good reason (as defined in the agreements and explained below), and in each case the benefits described under “Termination In Connection With a Change of Control” do not apply, subject to execution of a release of claims and complying with Verigy’s standard two-year employee-non-solicit requirement, confidentiality and other standard restrictions and conditions, the executive will be entitled to (i) an amount equal to the executive’s annual base salary and target bonus, paid in a lump sum; (ii) a pro rata portion of the executive’s target bonus for the then-current performance period under Verigy’s bonus plan; (iii) immediate vesting of outstanding option, stock appreciation right, restricted stock and restricted share awards for Mr. Nikl as if he had completed an additional 12 months of service and in full for Mr. Barnes and, under his arrangement as amended by his Promotion Letter, Mr. Titinger; (iv) an extended post-termination exercise period for outstanding stock options and stock appreciation rights for up to 15 months (for Mr. Barnes, this was modified to provide up to the maximum term of each option pursuant to the Non-Competition Agreement as of his resignation date); and (v) reimbursement by Verigy of COBRA premiums for health insurance benefits for him and his dependents for a period of up to 12 months. In the event the executive’s employment is terminated as a result of death or disability (as defined in the agreements and explained below), he (or his survivors)

would be entitled to (x) a pro rata portion of his target bonus for the current performance period under the combined company’s cash bonus plan; and (y) the stock award acceleration described above for the executive. In addition, if the termination is due to disability, the executive would be eligible to receive COBRA continuation benefits. Further, as described below, the Barnes Severance Agreement was amended by the Non-Competition Agreement to provide that: (i) if he had died prior to his December 31, 2010 resignation date, the severance pay that he otherwise would have been entitled to under his severance arrangement upon a termination of employment without cause or good reason as described in this paragraph would be payable to Mr. Barnes’ estate; and (ii) on his scheduled resignation date, Mr. Barnes’ then-outstanding stock options became exercisable until the maximum expiration date of each applicable stock option. In connection with his resignation as an employee of Verigy on December 31, 2010, Mr. Barnes became entitled to the severance benefits (but not change of control benefits) under his severance agreement, as summarized in this paragraph, and to certain other benefits pursuant to his Non-Competition Agreement, as described in the “Compensation Discussion and Analysis” elsewhere in the Annual Report.

In the event that the employment of Messrs. Rondé or Wagner is terminated by Verigy without cause or by such executive for good reason, or the executive is terminated due to his death or disability, such executive will be entitled to immediate vesting of outstanding option, stock appreciation right, restricted stock and restricted share unit awards as if he had completed an additional 12 months of service, and (i) Mr. Rondé will be entitled to have such options and stock appreciation rights be exercisable until the later of (A) to 15 months following termination, or (B) 3 months following the 4-year anniversary of the date of grant, and (ii) Mr. Wagner will be entitled to have such options and stock appreciation rights be exercisable up to 15 months following termination.

Verigy has not entered into a cash severance agreement with either Messrs. Rondé or Wagner. Mr. Rondé would, however, be eligible for certain severance payments as required under French law, including as a result of a termination due to his death or disability. Mr. Rondé would also be eligible for certain severance payments as required under the applicable collective bargaining agreement in France in the event his employment is terminated other than for gross or willful misconduct (as defined under French law). If Mr. Rondé had been terminated as of the last day of the prior fiscal year, he would have received a severance payment equal to approximately 12.5 times his average monthly compensation over the prior year (including base salary, bonuses and the value of certain benefits). In the event of termination for good reason by Mr. Wagner, he would not be entitled to severance payments, but may be entitled to damages at the discretion of the court having jurisdiction. In the event of termination without cause, Mr. Wagner would be entitled to a minimum of 0.5 times his monthly salary per year of service. This severance payment is typically negotiated between the parties, or may be determined by a court, and may therefore exceed this minimum amount. If Mr. Wagner had been terminated as of the last day of the prior fiscal year, he would have received a severance payment equal to approximately 12 times his last monthly salary (based on the assumption of 0.5 times his monthly salary).

The table below estimates payments that would have been due to each named executive officer in the event his employment had been terminated by Verigy without cause or by the executive for good reason, assuming the termination occurred on October 31, 2010, and consequently was governed by the severance agreements in place as of that date and was not in connection with a change in control.

Potential Payments in the Event of Termination Without Cause or by Executive for Good Reason(1)

	Cash Severance ($)(2)	Benefit Continuation ($)	Intrinsic Value of Accelerated Equity Awards(3)		Total ($)
Name			Options ($)	Restricted Shares ($)
Keith L. Barnes	1,164,816	25,372	98,133	1,066,490	2,354,811
Robert J. Nikl	603,137	15,000	20,091	227,251	865,479
Pascal Rondé(4)	463,126	—	15,050	229,626	707,802
Jorge Titinger	720,000	15,000	113,259	912,763	1,761,022
Hans-Jürgen Wagner(4)	299,242	—	10,055	135,184	444,481

(1)	All calculations assume a $9.17 share price on the date of termination (actual closing price as reported on the NASDAQ Global Select Market on October 29, 2010, the last trading day in fiscal 2010).
(2)	Does not include pro rata bonus for year of termination, since bonus is assumed to have been earned for fiscal 2010 performance.

(3)	Represents intrinsic value of all unvested awards as of the assumed date of termination.
(4)	Cash severance for Messrs. Rondé and Wagner were converted from Euros to U.S. Dollars. For the purpose of this disclosure, we converted the Euro amounts into U.S. Dollars at an exchange rate of 1.43995 U.S. Dollars per Euro. This exchange rate was calculated by averaging the monthly exchange rate of 1.4908 U.S. Dollars per Euro reported by the Federal Reserve Bank of New York for the month of November 2009 (the first month of our 2010 fiscal year) and the monthly exchange rate of 1.3891 U.S. Dollars per Euro reported by the Federal Reserve Bank of New York for the month of October 2010 (the last month of our 2010 fiscal year).

Termination In Connection With a Change in Control

Termination By Verigy Without Cause or by Executive for Good Reason: Under their severance agreements, in the event Messrs. Barnes, Titinger or Nikl is terminated by Verigy without cause (as defined in the agreements and explained below) or by the executive for good reason (as defined in the agreements and explained below) either (i) within 24 months following the occurrence of a change of control of Verigy; (ii) within three months prior to a change of control (for Mr. Barnes, this was changed to within 12 months prior to a change of control pursuant to the Non-Competition Agreement); or (iii) anytime more than three months prior to a change of control at the request of an acquirer if the transaction also falls within the meaning of “change of control” under Section 409A of the Code, subject to execution of a release of claims and complying with Verigy’s standard two-year employee-non-solicit requirement, confidentiality and other standard restrictions and conditions, the executive would be entitled to receive (a) a lump sum payment equal to two times the sum of the executive’s annual base salary rate and target bonus; (b) a pro rata portion of the executive’s target bonus for the current performance period under Verigy’s bonus plan; (c) immediate vesting in full of all outstanding option, stock appreciation right, restricted stock and restricted share unit awards; and (d) an extended post-termination exercise period for outstanding stock options and stock appreciation rights for up to 2 years (for Mr. Barnes, this was modified to provide up to the maximum term of each option pursuant to the Non-Competition Agreement as of his resignation date); and (e) reimbursement by Verigy of COBRA premiums for health insurance benefits for him and his dependents for a period of up to 24 months. In addition, in the event that the payments above are subject to the excise tax imposed by Code Section 4999 on “golden parachute” payments, Verigy will provide an additional gross-up payment so that the executive retains an amount equal to the payments he would have received if he had not been subject to the excise tax. However, if the excise tax could be avoided by a reduction of up to $25,000 in the payments to the executive, Verigy may reduce the payments to avoid triggering the excise tax. Further, as described below, the Barnes Severance Agreement was amended by the Non-Competition Agreement to provide that: (i) if he dies prior to his scheduled resignation date of December 31, 2010, the severance pay that he otherwise would have been entitled to under his severance arrangement upon a termination of employment without cause or good reason as described in this paragraph would be payable to Mr. Barnes’ estate; and (ii) on his scheduled resignation date, Mr. Barnes’ then-outstanding stock options will remain exercisable until the maximum expiration date of each applicable stock option. Although Mr. Barnes’ employment with Verigy terminated on December 31, 2010 and he became entitled to severance based on terminations absent a change of control of Verigy, pursuant to the terms of his Non-Competition Agreement he may still become entitled to the increased severance benefits under this paragraph if Verigy experiences a change of control within 12 months following his termination date.

In the event Mr. Rondé’s or Mr. Wagner’s employment is terminated by Verigy without cause or for good reason either (i) within 24 months following the occurrence of a change of control of Verigy; (ii) within three months prior to a change of control; or (iii) anytime prior to a change of control at the request of an acquirer, Mr. Rondé and/or Mr. Wagner, as the case may be, would be entitled to immediate vesting of all outstanding option, stock appreciation right, restricted stock and restricted share unit awards. In addition, Mr. Rondé will be entitled to have such options and stock appreciation rights be exercisable until the later of (A) to 15 months following termination, or (B) three months following the 4-year anniversary of the date of grant, and Mr. Wagner will be entitled to have such options and stock appreciation rights be exercisable up to 2 years following termination.

Messrs. Rondé and Wagner would be eligible for certain severance payments as described above in the section “Termination Not in Connection With a Change of Control.”

The table below estimates payments that would have been due to each named executive officer in the event his employment had been terminated by Verigy without cause or by the executive for good reason in connection with a change in control, assuming the termination occurred on October 31, 2010, and consequently was governed by the severance agreements in place as of that date.

Potential Payments in the Event of a Change in Control Termination(1)

			Intrinsic Value of Accelerated Equity Awards(3)
Name	Cash Severance ($)(2)	Benefit Continuation ($)	Options ($)	Restricted Shares ($)	280G Excise Tax Gross Up ($)	Total ($)
Keith L. Barnes	2,329,632	30,000	98,133	1,066,490	—	3,524,255
Robert J. Nikl	1,206,274	30,000	49,066	523,433	—	1,808,773
Pascal Rondé(4)	463,126	—	55,616	529,944	n/a	1,048,686
Jorge Titinger	1,440,029	30,000	113,259	912,763	—	2,496,051
Hans-Jürgen Wagner(4)	299,242	—	25,223	303,464	n/a	627,929

(1)	All calculations assume a $9.17 share price on the date of termination (actual closing price as reported on the NASDAQ Global Select Market on October 29, 2010, the last trading day of fiscal 2010).
(2)	Does not include pro rata bonus for year of termination, since bonus is assumed to have been earned for fiscal 2010 performance.
(3)	Represents intrinsic value of all unvested awards as of the assumed date of termination.
(4)	Cash severance for Messrs. Rondé and Wagner were converted from Euros to U.S. Dollars. For the purpose of this disclosure, we converted the Euro amounts into U.S. Dollars at an exchange rate of 1.43995 U.S. Dollars per Euro. This exchange rate was calculated by averaging the monthly exchange rate of 1.4908 U.S. Dollars per Euro reported by the Federal Reserve Bank of New York for the month of November 2009 (the first month of our 2010 fiscal year) and the monthly exchange rate of 1.3891 U.S. Dollars per Euro reported by the Federal Reserve Bank of New York for the month of October 2010 (the last month of our 2010 fiscal year).

Indemnification Agreements

Article 92 of our amended and restated Articles of Association provides that, subject to the Singapore Companies Act, every director or other officer of Verigy and its subsidiaries and affiliates shall be entitled to be indemnified out of our assets against any liability incurred by him or her in defending any proceedings, civil or criminal, in which judgment is given in his or her favor, in which he or she is acquitted, or in connection with any application under the Singapore Companies Act in which relief is granted to him or her by the court.

The Singapore Companies Act prohibits a company from indemnifying its directors or officers against any liability which by law would otherwise attach to them for any negligence, default, breach of duty or breach of trust of which they may be guilty relating to us. However, a company is not prohibited from (a) purchasing and maintaining for any such officer insurance against any such liability; or (b) indemnifying such officer against any liability incurred by him or her in defending any proceedings, whether civil or criminal, in which judgment is given in his or her favor or in which he or she is acquitted, or in connection with any application under certain provisions of the Singapore Companies Act in which relief is granted to him or her by the court.

We have entered into indemnification agreements with our officers and directors that provide our officers and directors with indemnification to the maximum extent permitted by the Singapore Companies Act. In addition, Verigy US, Inc., our primary U.S. subsidiary, has entered into indemnification agreements (the “U.S. Indemnity Agreement”) with each of our executive officers and directors that are substantially similar to the indemnity agreements between us, as the parent company, and each of our officers and directors and our direct and indirect subsidiaries. The U.S. Indemnity Agreement is intended to supplement the indemnity agreements with us as the parent company. The laws of the State of Delaware, where our primary U.S. subsidiary is incorporated, permit indemnification of directors and officers under a broader range of circumstances than is permitted under the laws of Singapore, where we are incorporated. As a result of these differences in law, our directors and officers and our subsidiaries may be entitled to indemnification under the U.S. Indemnity Agreements in circumstances where we would not be permitted to provide indemnification.

We have also obtained a policy of directors’ and officers’ liability insurance that is intended to insure directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances which are permitted under the Singapore Companies Act.

Agreements with Our Former Chief Executive Officer

In April 2006, Keith Barnes accepted an offer to become our President and Chief Executive Officer, effective May 1, 2006, upon the terms and conditions set forth in an offer letter from Agilent dated April 4, 2006. In May 2007, the

Compensation Committee approved a modification to the terms of reimbursement of living expenses set forth in the employment offer letter. Pursuant to the terms of the employment offer letter, as modified by the Compensation Committee effective June 1, 2007, and continuing for a period of up to three years following the effective date of his employment or until April 30, 2009, Mr. Barnes receives an allowance of $12,000 per month for his temporary living expenses (including lodging, car rental, meals, and travel to and from his home in Oregon). In June 2008, Verigy and Mr. Barnes entered into a letter agreement pursuant to which Verigy agreed to extend the term of the payment of Mr. Barnes’ allowance for temporary living expenses to April 30, 2011. The two-year extension of this benefit, whether or not actually paid, is in lieu of any relocation benefits to which Mr. Barnes might otherwise have been entitled. As of the date of Mr. Barnes’ resignation, the remaining unpaid portion of the allowance for temporary living expenses will become due and payable. If Mr. Barnes’ employment had been terminated for Cause before April 30, 2011, any unpaid portion of the allowance for temporary living expenses would have been forfeited.

On February 16, 2009, the Compensation Committee implemented a temporary reduction in the base compensation of the executive officers, including Mr. Barnes, equal to 10%, effective February 15, 2009. Based on external and company-specific economic improvements, as well as competitive factors, on December 2, 2009, the Compensation Committee determined to terminate the temporary reduction for all affected employees beginning February 1, 2010.

We have also entered into the Non-Competition Agreement and the Barnes Severance Agreement, as discussed in “Compensation Discussion and Analysis” above.

Agreements with Our Chief Financial Officer

In May 2006, Robert Nikl accepted an offer to become our Chief Financial Officer, effective June 20, 2006, upon the terms and conditions set forth in an offer letter from Agilent dated May 26, 2006. On September 28, 2007, the Compensation Committee approved a modification to the terms of Mr. Nikl’s offer letter. Pursuant to the modification, Mr. Nikl received a monthly allowance for living expenses equal to $6,075, for the cost of leasing an apartment near Verigy’s Cupertino, California offices. In support of Mr. Nikl’s relocation to a residence closer to Verigy’s principal U.S. offices, Verigy US, Inc. and Mr. Nikl entered into a relocation agreement in November 2009, which we refer to as the Relocation Agreement, pursuant to which Verigy paid Mr. Nikl a lump sum gross amount of $180,000, less applicable tax withholdings, to cover costs associated with his relocation. Pursuant to the Relocation Agreement, Verigy continued to pay Mr. Nikl a monthly living allowance pursuant to the letter agreement between Verigy US, Inc. and Mr. Nikl, dated October 1, 2007, until the earlier to occur of (i) payment of the relocation benefit; (ii) April 1, 2011, which is 30 months from commencement of October 1, 2007 letter agreement; (iii) such date as Mr. Nikl no longer leased an apartment near Verigy’s Cupertino office; or (iv) the date of Mr. Nikl’s termination of employment with Verigy for any reason. Verigy’s obligation to pay the relocation benefit was contingent on Mr. Nikl’s purchase of a residence in the local area being completed on or before April 30, 2011. Verigy paid the relocation benefit promptly after receipt of appropriate documents confirming Mr. Nikl’s purchase of a new residence in the local area in early 2010.

On February 16, 2009, the Compensation Committee implemented a temporary reduction in the base compensation of the executive officers, including Mr. Nikl, equal to 10%, effective February 15, 2009. Based on external and company-specific economic improvements, as well as competitive factors, the Compensation Committee determined to terminate the temporary reduction for all affected employees beginning February 1, 2010.

We have also entered into the Letter with Mr. Nikl, as discussed in “Compensation Discussion and Analysis” above.

Director Compensation

Shareholder Approval of Director Cash Compensation

Our shareholders approve all cash compensation paid to our non-employee directors for their service as directors, in accordance with the laws of Singapore. In addition to the cash and non-cash compensation provided to our non-employee directors detailed below, each non-employee director receives reimbursement of reasonable out-of-pocket expenses incurred in connection with attending in-person meetings of the board of directors and of committees of our board of directors, as well as reimbursement of expenses incurred for attendance at continuing education courses for directors. No director who is employed by us receives compensation for services rendered as a director. Accordingly, Mr. Barnes, our Chairman and former Chief Executive Officer, did not receive compensation for his service as a director prior to his resignation as Chief Executive Officer, and Mr. Titinger, our President and Chief Executive Officer who was appointed to the board of directors January 14, 2011 will not receive compensation for his role as a director. However, Mr. Barnes’ resignation as our Chief Executive Officer was effective as of December 31, 2010 and Mr. Barnes now serves as the non-Executive Chairman of the board of directors. Since Mr. Barnes ceased to be employed by us on December 31, 2010, he will receive compensation for his services as a director following the 2011 Annual General Meeting of Shareholders.

Equity Compensation

Initial Option and Restricted Share Unit Awards. Under the automatic grant provisions of the 2006 EIP, each individual who first becomes a non-employee director receives:

•	a one-time grant of a non-statutory share option to purchase that number of ordinary shares with an aggregate accounting value of $120,000 on the date of grant; and

•	a one-time grant of restricted share units with an aggregate accounting value of $120,000 on the date of grant.

The initial one-time option grants are granted on the date when the non-employee director first joins our board of directors. The accounting value of the initial share option grant is the value calculated using the same methodology that we apply for purposes of determining the accounting charge associated with similar equity-based awards. We measure the fair value of option awards using the Black-Scholes option pricing model which requires a number of complex and subjective assumptions including the share price volatility, option exercise patterns, expected life of the options and the risk-free interest rate. The fair value of restricted share units is determined based on the closing price of our ordinary shares on the date of grant. The restricted share units and share options initially issued to non-employee directors vest in full on the first anniversary of the grant date. Awards granted to non-employee directors under the 2006 EIP vest in full if the director’s service terminates due to death, disability or retirement, or upon a change of control that occurs before the director’s service terminates. Settlement of the restricted share units occurs in a lump sum on the third anniversary of the grant date. Directors who are or were previously employees of Verigy are not eligible for the initial equity-based awards.

Yearly Option Awards. Under the terms of the automatic option grant provisions of the 2006 EIP, on the date of each Annual General Meeting of Shareholders, each non-employee director, who did not receive an initial award in the same calendar year, automatically receives a non-statutory share option, covering ordinary shares, with an aggregate accounting value of $60,000 on the date of grant. These options vest and are exercisable quarterly over a period of four quarters from the date of grant. Awards granted to non-employee directors under the 2006 EIP vest in full if the director’s service terminates due to death, disability or retirement, or upon a change of control that occurs before the director’s service terminates. Directors who are employees of Verigy are not eligible for the annual equity-based awards. For fiscal 2011, the grant of a non-statutory share option to each director will be delayed until such time as the Holdco Reorganization is implemented, if approved, or the day following the effective date of the merger, or if neither the merger nor the Holdco Reorganization is approved, then on the date of our 2011 Annual General Meeting of Shareholders (which we refer to as the Compensation Commencement Date).

Yearly Restricted Share Unit Awards. Under the terms of the automatic restricted share unit grant provisions of the 2006 EIP, on the date of each Annual General Meeting of Shareholders, each non-employee director, who did not receive an initial award in the same calendar year, automatically receives a restricted share unit award consisting of such number of ordinary shares having an aggregate accounting value of $60,000 on the date of grant. The restricted share unit awards vest quarterly over a period of four quarters from the date of grant. Awards granted to non-employee directors under the 2006 EIP vest in full if the director’s service terminates due to death, disability or retirement, or upon a change of control that occurs before the director’s service terminates. Settlement of the restricted share units occurs in a lump sum on the third anniversary of the grant date. Directors who are employees of Verigy are not eligible for the annual equity-based awards. For fiscal 2011, the grant of a restricted share unit award to each director will be delayed until the Compensation Commencement Date.

Discretionary Grants. Under the terms of the discretionary option grant provisions of the 2006 EIP, non-employee directors are eligible to receive non-statutory share options, restricted shares, share units, or SARs granted at the discretion of the Compensation Committee. To date, the Compensation Committee has not made any discretionary grants to our non-employee directors.

Cash Compensation

We provide the following annual cash compensation to our non-employee directors:

•	an annual cash retainer of $55,000 for service on the board of directors and for service as a member of any committees on which a director serves;

•	a supplemental annual retainer of $15,000 per year payable to the Lead Independent Director for the additional services rendered in that capacity;

•	a supplemental annual retainer of $20,000 per year payable to the chairperson of the Audit Committee for the additional services rendered in that capacity;

•	a supplemental annual retainer of $10,000 per year payable to the chairperson of the Compensation Committee for the additional services rendered in that capacity; and

•	a supplemental annual retainer of $5,000 per year payable to the chairperson of the Nominating and Governance Committee for the additional services rendered in that capacity.

In addition, for fiscal 2011 we are proposing an annual cash retainer of $110,000 to be payable to our non-Executive Chairman for services rendered in that capacity. This retainer is in lieu of, and not in addition to, the regular annual cash retainer paid to non-employee directors.

Annual Cash Compensation. We pay the annual cash-based compensation for our non-employee directors in advance following each Annual General Meeting of Shareholders. For 2011, we do not plan to pay the annual cash-based compensation until the Compensation Commencement Date. Director cash compensation has not changed since our 2007 Annual General Meeting of Shareholders, with the exception of the additional compensation for the Audit Committee chairperson, which was increased from $10,000 to $20,000 in connection with this 2011 Annual General Meeting of Shareholders, and the annual cash retainer of $110,000 for the non-Executive Chairman as a result of the separation of the roles of Chief Executive Officer and Chairman.

In January 2009, each member of our board of directors agreed to a temporary reduction in their base directors’ fees equal to 10%. In connection with its review of 2010 director compensation, the Compensation Committee considered external and company-specific economic improvements and, based on these considerations and management’s determination to terminate the temporary salary reductions generally applicable to Verigy’s employees effective beginning February 1, 2010, the Compensation Committee determined to terminate the voluntary reduction and restore the original base director fee levels beginning with the 2010 payment cycle. In December 2010, the Compensation Committee reviewed the cash compensation levels payable to non-employee directors and determined to retain the annual rates approved at the 2009 Annual General Meeting of Shareholders for directors other than the Chairman, and to approve an annual cash retainer of $110,000 for the role of non-executive Chairman.

On April 6, 2010, pursuant to the automatic option grant provisions of the 2006 EIP, each non-employee director was granted a non-statutory share option covering 12,204 shares. The exercise price for the options is $11.76 per share. The options vest in increments of 25% in each quarter for one year. On April 6, 2010, pursuant to the automatic restricted share unit grant provisions of the 2006 EIP, each non-employee director received an award of 5,103 restricted share units. The restricted share units vest in increments of 25% every quarter for one year and pay out on the third anniversary of the award date.

Since our formation in 2006, we have paid the Singapore tax liabilities on behalf of our directors. In early 2010, we determined that the payment of these taxes should have been reported by us as the payment of additional compensation to the directors. To correct this error, we issued revised tax statements to each director for the applicable years and in 2010 made tax equalization payments to the directors to reimburse the amount of taxes owed, any interest and penalties due to the late payments, and the additional taxes associated with these additional payments. These payments have not resulted in our directors receiving any additional cash compensation. The result of these payments has been to make the directors “whole” for all additional taxes and amounts owed in connection with the Singapore taxes in order to ensure that they receive competitive net pay and are not subject to double taxation by paying tax liabilities on the same earnings in both the U.S. and Singapore.

Director Compensation Table

The following table summarizes the compensation earned by our non-employee directors for fiscal 2010.

Director	Fees Earned or Paid in Cash ($)		Restricted Share Unit Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Steven W. Berglund	52,348	(4)	60,011	58,324	13,627	184,310
Bobby Cheng	52,348	(4)	60,011	58,324	—	170,683
C. Scott Gibson	72,348	(5)	60,011	58,324	25,049	215,732
Ernest L. Godshalk	72,348	(6)	60,011	58,324	25,049	215,732
Edward C. Grady	62,348	(7)	60,011	58,324	24,401	205,084
Eric Meurice	52,348	(4)	60,011	58,324	—	170,683
Claudine Simson (8)	52,348	(4)	60,011	58,324	37,487	208,170
Total	416,436		420,077	408,268	125,613	1,370,394

(1)	Restricted share units were granted pursuant to the 2006 EIP. The units pay out in an equal number of our ordinary shares. Holders of restricted share units are not entitled to dividend payments or voting rights until the units become vested and the shares are paid out. The dollar amounts shown in the Director Compensation Table represent the grant date fair value of restricted share units awarded in fiscal 2010, computed in accordance with accounting standards generally accepted in the U.S. for share awards issued to non-employee directors as set forth in Financial Accounting Standards Board Accounting Standards Codification Topic 718 (referred to as ASC Topic 718). Assumptions used in the calculation of these amounts are included in “Note-8 Share Based Compensation” to the financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.
(2)	Option awards were granted pursuant to the 2006 EIP. The options may be exercised for an equal number of our ordinary shares. The dollar amounts shown in the Director Compensation Table represent the grant date fair values of grants of options covering ordinary shares made in fiscal 2010, computed in accordance with accounting standards generally accepted in the U.S. for option grants issued to non-employee directors as set forth in ASC Topic 718. Assumptions used in the calculation of these amounts are included in “Note-8 Share Based Compensation” to the financial statements in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.
(3)	The amounts shown represent all tax equalization payments made to directors during fiscal 2010 for tax liabilities, interest, penalties and fees related to compensation paid to certain non-employee directors in fiscal years 2007 through 2009 that we did not previously report as compensation to the directors or disclose in our prior proxy statements.
(4)	Represents the annual retainer of $55,000, less the voluntary 10% reduction in base compensation, prorated for fiscal 2010.
(5)	Represents the annual retainer of $55,000, less the voluntary 10% reduction in base compensation, prorated for fiscal 2010, $5,000 earned for services as chairperson of the Nominating and Governance Committee, and $15,000 earned for services as our Lead Independent Director.
(6)	Represents the annual retainer of $55,000, less the voluntary 10% reduction in base compensation, prorated for fiscal 2010, and $20,000 earned for services as chairperson of the Audit Committee.

(7)	Represents the annual retainer of $55,000, less the voluntary 10% reduction in base compensation, prorated for fiscal 2010, and $10,000 earned for services as chairperson of the Compensation Committee.
(8)	Dr. Simson resigned from the board of directors effective as of January 13, 2011.

Director Equity Awards Table

The following table reports additional information related to the non-employee directors’ equity awards listed in the “Director Compensation Table” above.

Name	Grant Date	Number of RSUs Granted (#)	Number of Shares Underlying Option Awards (#)	Option Exercise Price ($)	Grant Date Fair Value ($)	Vesting Term
Steven W. Berglund	4/06/10	5,103	—	—	60,011	(1)
	4/06/10	—	12,204	$11.76	58,324	(2)
Bobby Cheng	4/06/10	5,103	—	—	60,011	(1)
	4/06/10	—	12,204	$11.76	58,324	(2)
C. Scott Gibson	4/06/10	5,103	—	—	60,011	(1)
	4/06/10	—	12,204	$11.76	58,324	(2)
Ernest L. Godshalk	4/06/10	5,103	—	—	60,011	(1)
	4/06/10	—	12,204	$11.76	58,324	(2)
Edward C. Grady	4/06/10	5,103	—	—	60,011	(1)
	4/06/10	—	12,204	$11.76	58,324	(2)
Eric Meurice	4/06/10	5,103	—	—	60,011	(1)
	4/06/10	—	12,204	$11.76	58,324	(2)
Claudine Simson (3)	4/06/10	5,103	—	—	60,011	(1)
	4/06/10	—	12,204	$11.76	58,324	(2)

(1)	All restricted share units vest 25% every quarter for one year and pay out on the 3rd anniversary of the award date.
(2)	All options vest and become exercisable 25% every quarter for one year.
(3)	Dr. Simson resigned from the board of directors effective as of January 13, 2011.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 14, 2011, except as otherwise indicated, regarding the beneficial ownership of our ordinary shares by:

•

Cadian Capital Management, LLC, Diamond Hill Capital Management, Inc., Soros Fund Management LLC and Ameriprise Financial, Inc., the only beneficial owners known to us to hold more than 5% of our ordinary shares;

•	each director and each of the named executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Ordinary shares subject to options that are exercisable within 60 days and restricted share units scheduled for payout within 60 days of February 14, 2011, are deemed to be outstanding and to be beneficially owned by the person holding such options or restricted share units for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

In the table below, percentage ownership is based on 60,634,897 ordinary shares outstanding as of February 14, 2011.

	Shares Beneficially Owned
and Address of Beneficial Owner	Number of Shares		Percent
5% Shareholders
Cadian Capital Management, LLC 461 Fifth Avenue, 24th Floor New York, NY 10017	5,919,156	(1)	9.8%
Diamond Hill Capital Management, Inc. 325 John H. McConnell Blvd. Columbus, OH 43215	3,721,345	(2)	6.1%
Soros Fund Management LLC 888 Seventh Avenue, 33rd Floor New York, NY 10106	5,049,760	(3)	8.3%
Ameriprise Financial, Inc. 145 Ameriprise Financial Center Minneapolis, MN 55474	3,752,182	(4)	6.2%
Named Executive Officers and Directors:
Keith L. Barnes	1,275,518	(5)	2.1%
Robert J. Nikl	39,290	(6)	*
Jorge Titinger	86,158	(7)	*
Pascal Rondé	116,565	(8)	*
Hans-Jürgen Wagner	39,856	(9)	*
Steven W. Berglund	45,018	(10)	*
C. Scott Gibson	52,694	(11)	*
Ernest L. Godshalk	71,028	(12)	*
Edward C. Grady	52,100	(13)	*
Bobby Cheng	43,170	(14)	*
Eric Meurice	69,108	(15)	*
Claudine Simson	69,108	(16)	*
All executive officers and directors as a group (14 persons)	1,988,016	(17)	3.3%

*	Less than 1%.

(1)	According to a Schedule 13G filed February 14, 2011, the 5,919,156 shares are reported to be beneficially owned by Cadian Capital Management, LLC (“Cadian”) and Eric Bannasch. Mr. Bannasch and Cadian hold shared voting power and dispositive power over the 5,919,156 shares.
(2)	According to a Schedule 13G filed February 11, 2011, the 3,721,345 shares reported by Diamond Hill Capital Management, Inc. (“DH”) are owned, or may be deemed to be beneficially owned by DH, which holds sole voting power of 3,493,632 shares and sole dispositive power of 3,721,345 shares.
(3)	According to a Schedule 13G filed on February 14, 2011, 5,049,760 shares are held for the account of a Quantum Partners LP, a Cayman Islands exempted limited partnership for which Soros Fund Management LLC (“SFM”) serves as principal investment manager with investment discretion over portfolio investments. SFM has sole voting and dispositive power over the 5,049,760 shares. According to the Schedule 13G, the 5,049,760 shares consist of 6,100 shares and 5,043,660 shares issuable upon the conversion of our 5.25% Convertible Senior Notes due in 2014.
(4)	According to a Schedule 13G filed February 11, 2011, the 3,752,182 shares reported by Ameriprise Financial, Inc. (“AFI”) are owned, or may be deemed to be beneficially owned by AFI and Columbia Management Investment Advisors, LLC (“CMIA”), each of which hold shared voting power of 3,420,899 shares and shared dispositive power of 3,752,182 shares. AFI, as the parent company of CMIA, may be deemed to beneficially own the shares reported therein by CMIA. Accordingly, the shares reported therein by AFI include those shares separately reported therein by CMIA.
(5)	Includes 1,093,000 shares subject to options exercisable within 60 days of February 14, 2011.
(6)	Includes 17,589 shares subject to options exercisable, and 8,043 shares subject to restricted share units that vest within 60 days of February 14, 2011.
(7)	Includes 26,511 shares subject to options exercisable, and 14,029 shares subject to restricted share units that vest within 60 days of February 14, 2011.
(8)	Includes 16,875 shares subject to options exercisable, and 2,750 shares subject to restricted share units that vest within 60 days of February 14, 2011.
(9)	Includes 9,760 shares subject to options exercisable, and 4,593 shares subject to restricted share units that vest within 60 days of February 14, 2011.
(10)	Includes 37,824 shares subject to options exercisable, and 3,145 shares subject to restricted share units that vest within 60 days of February 14, 2011.
(11)	Includes 40,080 shares subject to options exercisable, and 3,145 shares subject to restricted share units that vest within 60 days of February 14, 2011.
(12)	Includes 58,414 shares subject to options exercisable, and 3,145 shares subject to restricted share units that vest within 60 days of February 14, 2011.
(13)	Includes 45,182 shares subject to options exercisable, and 3,145 shares subject to restricted share units that vest within 60 days of February 14, 2011.
(14)	Includes 43,170 shares subject to options exercisable within 60 days of February 14, 2011.
(15)	Includes 57,169 shares subject to options exercisable, and 3,145 shares subject to restricted share units that vest within 60 days of February 14, 2011.
(16)	Includes 57,169 shares subject to options exercisable, and 3,145 shares subject to restricted share units that vest within 60 days of February 14, 2011.
(17)	Includes 1,513,280 shares subject to options exercisable, and 53,596 shares subject to restricted share units that vest within 60 days of February 14, 2011.

Equity Compensation Plan Information

The following table summarizes, as of October 31, 2010, the number of shares reserved for issuance under equity compensation plans approved by shareholders. We do not have any non-shareholder approved equity compensation plans.

Plan Category	Number of Ordinary Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)		Weighted average Exercise price of outstanding Options, Warrants And Rights ($)(1)	Number of Ordinary Shares Remaining Available for Future Issuance Under Equity Compensation Plans (#) (Excluding Ordinary Shares Reflected in Column (A))
Equity compensation plans approved by shareholders: 2006 EIP and ESPP	6,309,460	(2)	$14.09	5,984,157	(3)
Total	6,309,460	(2)	$14.09	5,984,157	(3)

(1)	The weighted average price excludes restricted share units.
(2)	Includes awards of restricted share units covering 1,734,973 ordinary shares, of which 76,092 units were fully vested as of October 31, 2010.
(3)	Consists of 4,838,758 ordinary shares available for issuance under the 2006 EIP, which includes 8,500 shares reserved for issuance for future tranches of four-tranche option grants and 1,145,399 shares available for issuance under the ESPP.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Review of Transactions with Related Persons

Our Policies. Pursuant to its charter, the Audit Committee of our board of directors reviews any transaction, arrangement and relationship between us and any directors, executive officers, greater than 5% shareholders, referred to as a related party, where the related party had, has or will have a direct or indirect material interest in the transaction. After reviewing each such transaction for potential conflicts of interest and other improprieties, the Audit Committee determines whether to approve the transaction. The Audit Committee’s review of related party transactions is intended to augment and work in conjunction with other Verigy policies having conflict of interest provisions, including our Standards of Business Conduct.

We engage in transactions, arrangements and relationships with many other entities in the course of our ordinary business activities. Some of our directors, executive officers, greater than 5% shareholders and their immediate family members, each a related party, may be directors, officers, partners, employees or shareholders of these entities. We carry out transactions with these entities on customary terms, and, in many instances, our directors and executive officers may not be aware of them. To our knowledge, no related party has had a material interest in any of our business transactions or relationships in fiscal 2010.

Related Party Transactions

We have no related party transactions to report for fiscal 2010.

Director Independence

NASDAQ rules include a series of objective tests that would not allow a director to be considered independent if the director has or has had certain employment, business or family relationships with Verigy. The NASDAQ independence definition also includes a requirement that the board of directors review the relations between each independent director and Verigy on a subjective basis. In accordance with that review, the board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and Verigy with regard to each director’s business and personal activities as they may relate to Verigy and its management.

Our board of directors has determined that each of our directors is an independent director as defined by the applicable NASDAQ rules, other than our Chairman, Mr. Barnes, who served as our Chief Executive Officer during fiscal 2010. Jorge Titinger, who currently serves as our President and Chief Executive Officer and was appointed to our board of directors in January 2011, is also not an independent director.

Item 14:	Principal Accountant Fees and Services

Principal Accountant Fees and Services

Set forth below are the aggregate fees paid for the services performed by our principal accounting firm, PricewaterhouseCoopers LLP, during fiscal 2009 and 2010. All audit and non-audit services reflected in the fees below were pre-approved by the Audit Committee in accordance with established procedures.

	Fiscal Year 2010	Fiscal Year 2009
	(in thousands)
Audit Fees	$1,896	$2,132
Audit-Related Fees	65	—
Tax Fees	139	58

Total:	2,100	2,190

Audit Fees consist of fees for professional services rendered by our independent registered public accounting firm for the integrated audit of our annual financial statements included in our Annual Report on Form 10-K and the review of our quarterly financial statements included in our Quarterly Reports on Form 10-Q during fiscal 2009 and 2010. These fees include fees for services that are normally incurred in connection with statutory and regulatory filings or engagements, such as comfort letters, statutory audits, consents and review of documents filed with the SEC. In fiscal 2009, Audit Fees also include fees incurred for services in connection with our sale of convertible debt in July 2009.

Audit-Related Fees consist of fees for assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and not included in Audit Fees.

Tax Fees for fiscal 2010 consist of fees incurred for federal and state tax compliance, transfer pricing related services and tax advisory services in connection with acquisitions. Tax fees for 2009 consist of fees incurred for federal and state tax compliance.

Audit Committee Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIGY LTD.

By:	/s/ JORGE TITINGER
Jorge Titinger
President and Chief Executive Officer

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JORGE TITINGER Jorge Titinger	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ ROBERT J. NIKL Robert J. Nikl	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ KEITH L. BARNES Keith L. Barnes	Director	February 25, 2011

* Bobby Cheng Hoo Wah	Director	February 25, 2011

* C. Scott Gibson	Lead Independent Director	February 25, 2011

* Ernest Godshalk	Director	February 25, 2011

* Edward C. Grady	Director	February 25, 2011

* Eric Meurice	Director	February 25, 2011

* Steve Berglund	Director	February 25, 2011

*By:	/s/ KEITH L. BARNES	*By:	/s/ ROBERT J. NIKL
	Keith L. Barnes		Robert J. Nikl
Title:	Attorney-in-fact	Title:	Attorney-in-fact

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002