Form 10-Q
period 2011-01-31
Verigy Ltd.
filed 2011-03-07
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of March 1, 2011, there were 60,722,803 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,
	2011	2010
	(in millions, except share and per share amounts)
Net revenue:
Products	$83	$76
Services	37	30

Total net revenue	120	106
Costs of sales:
Cost of products	42	40
Cost of services	22	19

Total costs of sales	64	59
Operating expenses:
Research and development	23	22
Selling, general and administrative	38	29
Restructuring charges	—	1

Total operating expenses	61	52
Loss from operations	(5)	(5)
Other (expense) income, net	—	(1)

Loss before income taxes	(5)	(6)
Provision for income taxes	—	—

Net loss	$(5)	$(6)

Net loss per share – basic:	$(0.08)	$(0.10)
Net loss per share – diluted:	$(0.08)	$(0.10)
Weighted average shares (in thousands) used in computing net loss per share:
Basic	60,455	59,148
Diluted	60,455	59,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31, 2011	October 31, 2010
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$272	$296
Short-term marketable securities	138	135
Trade accounts receivable, net	81	94
Inventory	91	85
Other current assets	46	47

Total current assets	628	657
Property, plant and equipment, net	43	45
Long-term marketable securities	31	38
Goodwill and other intangibles, net	14	14
Other long-term assets	64	63

Total assets	$780	$817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54	$69
Employee compensation and benefits	19	35
Deferred revenue, current	41	44
Income taxes and other taxes payable	2	6
Other current liabilities	14	18

Total current liabilities	130	172
Long-term liabilities:
Convertible senior notes	138	138
Income taxes payable	18	18
Other long-term liabilities	59	60

Total liabilities	345	388

Commitments and contingencies (Note 21)
Shareholders’ equity
Ordinary shares, no par value; 60,632,795 and 60,015,188 issued and outstanding at January 31, 2011 and October 31, 2010, respectively
Additional paid in capital	459	449
Accumulated deficit	(12)	(7)
Accumulated other comprehensive loss	(12)	(13)

Total shareholders’ equity	435	429

Total liabilities and shareholders’ equity	$780	$817

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended January 31,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net loss	$(5)	$(6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	5
Gross excess and obsolete inventory-related provisions	1	2
Share-based compensation	7	5
Realized gain on marketable securities	(2)	(1)
Changes in assets and liabilities:
Trade accounts receivable, net	13	(15)
Inventory	(7)	(9)
Accounts payable	(15)	11
Employee compensation and benefits	(16)	(5)
Deferred revenue, current	(3)	5
Income taxes and other taxes payable	(4)	(4)
Other current assets and accrued liabilities	(2)	(1)
Other long-term assets and long-term liabilities	(3)	2

Net cash used in operating activities	(31)	(11)
Cash flows from investing activities:
Investments in property, plant and equipment	(2)	(3)
Proceeds from disposition of assets	1	—
Purchases of available for sale marketable securities	(73)	(70)
Proceeds from sales of available for sale marketable securities	35	68
Proceeds from maturities of available for sale marketable securities	43	30

Net cash provided by investing activities	4	25
Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	3	2

Net cash provided by financing activities	3	2

Net (decrease) increase in cash and cash equivalents	(24)	16
Cash and cash equivalents at beginning of period	296	197

Cash and cash equivalents at end of period	$272	$213

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3	$1
Cash paid for interest expense	$4	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	OVERVIEW

Overview

Verigy Ltd. (“we,” “us” or the “Company”) designs, develops, manufactures and sells advanced test systems and solutions for the semiconductor industry.

We offer a scalable platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”) and consumer mixed-signal devices. We also design, manufacture and sell advanced MEMS (micro electro-mechanical system) based probe cards used in wafer-sort testing of memory devices.

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

Reclassifications. Certain amounts disclosed in the notes to the condensed consolidated financial statements for the three months ended January 31, 2010, were reclassified to conform to the presentation used for the three months ended January 31, 2011.

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

Merger and Acquisition Related Activities

On November 17, 2010, we entered into a merger agreement with LTX-Credence Corporation, a global provider of automated test equipment, or ATE. Under the terms of the definitive agreement, the transaction will either be effected through a reorganization where Verigy and LTX-Credence would be wholly-owned subsidiaries of Verigy Holding Co. Ltd. (“Holdco”), our newly created subsidiary, or through a merger where LTX-Credence would become a wholly-owned subsidiary of Verigy. LTX-Credence shareholders will receive a fixed exchange ratio of 0.96 ordinary shares of Verigy (or Holdco) for every share of LTX-Credence common stock they own. Early termination of the waiting period under the Hart-Scott-Rodino Act has been granted to the proposed Verigy and LTX-Credence merger. The merger is subject to the approval of both the Verigy shareholders and the LTX-Credence shareholders, among other closing conditions.

On December 22, 2010, Verigy received an unsolicited, written proposal from Advantest Corporation to acquire Verigy for $15 per ordinary share in cash. The Advantest proposal revised Advantest’s previous unsolicited proposal to acquire Verigy for $12.15 per ordinary share in cash. The revised Advantest proposal states that it is subject to the conditions to be set forth in any subsequent offer, confirmatory due diligence, execution of mutually acceptable definitive documentation and termination of Verigy’s merger agreement with LTX-Credence. The Verigy board of directors, management team and advisors have been in ongoing negotiations with

Advantest and its advisors regarding the terms of their proposal since early December. On January 26, 2011, Verigy received an initial draft definitive agreement from Advantest. On February 18, 2011, the Department of Justice (“DOJ”) issued a second request under the Hart-Scott-Rodino Act (“HSR Act”) in connection with its review of Advantest’s proposal. The Verigy board of directors has not made any recommendation with respect to the Advantest proposal. Verigy remains a party to the merger agreement with LTX-Credence and continues to uphold the terms of that agreement.

Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. Verigy adopted this accounting guidance at the beginning of its first fiscal quarter ended January 31, 2011 and did not have an impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

•	provide updated guidance on how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price. Fair value terms are defined as follows:

•	VSOE – the price at which the Company sells the element in a separate stand-alone transaction.

•	TPE – evidence from the Company or other companies of the value of a largely interchangeable element in a transaction.

•	ESP – the Company’s best estimate of the selling price of an element in a transaction.

Verigy adopted this accounting guidance at the beginning of its first fiscal quarter ended January 31, 2011, and will apply the adoption prospectively to transactions originating or materially modified after November 1, 2010. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of the new standard did not change the units of accounting for Verigy’s revenue transactions.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. We generally rely upon customer purchase orders, sales contracts, or other agreements to determine existence of an arrangement.

•

Delivery has occurred or services have been rendered. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when service has been performed. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. To the extent that a contingent payment exceeds the fair value of the undelivered element, we defer the contingent payment.

•	Sales price is fixed or determinable. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments.

•	Collectability is reasonably assured. At the time we take an order, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition.

Product revenue. Our product revenue is generated predominantly from the sales of various types of test equipment. Software is embedded in many of our test equipment products and function together to deliver the product’s essential functionality. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. For products that include installation, if we have previously successfully installed similar equipment, product revenue is recognized upon delivery, and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete.

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

Multiple element arrangements. For fiscal year 2011 and future periods, pursuant to the new guidance for revenue recognition with multiple deliverables, when a sales arrangement contains multiple elements and products and service components function together to deliver the tangible products’ essential functionality, Verigy allocates revenue to each element based on an estimated selling price. As Verigy’s products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained and are not sold on a stand-alone basis. In addition, we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, and we are not typically able to determine TPE. The best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, gross margin objectives, internal costs and competitor pricing strategies.

For transactions entered into prior to November 1, 2010, revenue for arrangements with multiple elements, such as sales of products that include services, was allocated to each element using the residual method based on the fair value of the undelivered items as determined using the prior guidance for revenue arrangements with multiple deliverables. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June and December 2009, the FASB amended the accounting guidance for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity. The amendment must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance was effective for us in the first quarter of fiscal year 2011, and upon adoption, did not have a significant impact on our condensed consolidated financial statements.

In June 2009, the FASB amended the accounting guidance for the consolidation of variable interest entities. This amendment revised the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. In December 2009, the FASB amended consolidation guidance previously issued in June to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes. The amendments are effective for our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance was effective for us in the first quarter of fiscal year 2011, and upon adoption, did not have a significant impact on our condensed consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. The new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. This guidance was effective for us in the first quarter of fiscal year 2011, and upon adoption, did not have a significant impact on our condensed consolidated financial statements. Also see Note 2, “Summary of Significant Accounting Policies.”

In October 2009, the FASB issued new accounting guidance for the accounting for certain revenue arrangements that include software elements. The new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. This guidance was effective for us in the first quarter of fiscal year 2011, and upon adoption, did not have a significant impact on our condensed consolidated financial statements. Also see Note 2, “Summary of Significant Accounting Policies.”

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

In December 2010, the FASB issued new accounting guidance for disclosure of supplementary pro forma information for business combinations, which provides amendments to business combinations. The objective of the new accounting guidance is to clarify and expand the pro forma revenue and earnings disclosure requirements for business combinations. The new guidance is effective for fiscal years beginning after December 15, 2010. The new guidance will be effective for us in the first quarter of fiscal year 2012. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in the first quarter of fiscal year 2012.

4.	FAIR VALUE MEASUREMENTS

We adopted accounting guidance for fair value measurements, which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We also adopted accounting guidance for the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of January 31, 2011, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value.

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

Level 2:

Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities consist of derivative assets and liabilities, government agency securities and corporate debt securities which are priced using inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Our derivative liabilities were immaterial as of January 31, 2011.

Level 3:

Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Our Level 3 assets consist of auction rate securities.

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2011:

	Fair Value Measurement as of January 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Money market funds	$206	$—	$—	$206
Government agency securities	—	10	—	10
Certificate of deposits	22	—	—	22
Corporate debt securities	—	119	—	119
Auction rate securities	—	—	31	31
Derivative assets	—	3	—	3

Total assets measured at fair value	$228	$132	$31	$391

The amounts in the table above are reported in the condensed consolidated balance sheet as of January 31, 2011 as follows:

	Fair Value Measurement as of January 31, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Cash equivalents	$206	$13	$—	$219
Short-term marketable securities	22	116	—	138
Long-term marketable securities	—	—	31	31
Other current assets	—	3	—	3

Total assets measured at fair value	$228	$132	$31	$391

The following table provides a summary of changes in fair value of our Level 3 financial assets as of January 31, 2011:

	Auction Rate Securities	Money Market Funds
	(in millions)
Balance as of October 31, 2010	$38	$1
Sale of investments	(7)	—
Transfer out of level 3 to level 1 (1)	—	(1)

Balance as of January 31, 2011	$31	$—

(1)	We received a final judgment letter from the Reserve regarding the distribution of payments on the International Reserve fund. The settlement amount stated in the judgment letter was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the three months ended January 31, 2011, recorded within other (expense) income, net in the consolidated statement of operations. In addition, we have reclassified the $1.2 million balance from short-term marketable investments to cash and cash equivalents as we received the cash in March 2011.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	As of January 31, 2011
	Carrying Value	Fair Value
Convertible senior notes due July 15, 2014	$138	$169

Total convertible notes	$138	$169

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

Cash Flow Hedges

We use forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Singapore dollar and the euro. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of hedges, if any, are recognized in the condensed consolidated statement of operations. The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive loss in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive loss as of January 31, 2011 will generally be reclassified into earnings within twelve months. Changes in the fair value of foreign currency forward exchange due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in other (expense) income, net in the statement of operations. We did not have any ineffective hedges during the periods presented. As of January 31, 2011, the total notional amount of outstanding forward contracts in place that hedged future purchases was approximately $56.5 million, based upon the exchange rate as of January 31, 2011. The forward contracts cover future purchases that are expected to occur over the next twelve months.

Balance Sheet Hedges

Other derivatives not designated as hedging instruments consists primarily of forward contracts to minimize the risk associated with the foreign exchange effects of remeasuring monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market as of January 31, 2011, with realized and unrealized gains and losses included in other (expense) income, net. As of January 31, 2011, we had foreign currency forward contracts in place to hedge exposures in euro, Israeli shekel, Japanese yen, Singapore dollar, Malaysian ringgit, Canadian dollar, Korean won, Chinese yuan and the Taiwanese dollar. As of January 31, 2011, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $56.6 million and the total outstanding forward contracts in place for foreign currency sales was $29.6 million, based upon the exchange rates as of January 31, 2011.

For the three months ended January 31, 2011, non-designated foreign currency forward contracts resulted in a gain of $0.2 million. For the three months ended January 31, 2011, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $0.8 million. All of the above noted gains and losses are included in other (expense) income, net in our condensed consolidated statements of operations.

The amounts in the tables below include fair value adjustments related to our own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	January 31, 2011	October 31, 2010	January 31, 2011	October 31, 2010
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$2.7	$2.9	$—	$—
Foreign exchange contracts not designated as cash flow hedges	0.3	0.7	0.1	0.2

Total derivatives costs	$3.0	$3.6	$0.1	$0.2

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Loss

The following table represents only the amounts recognized in other comprehensive loss for designated derivative contracts and the associated impact that was reclassified to the statement of operations as an (increase) decrease in cost of sales and operating expenses:

	Change Recognized in OCI (Effective Portion)	Location of Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Three Months Ended January 31, 2011		Three Months Ended January 31, 2011
	(in millions)		(in millions)
Foreign exchange contracts	$(0.4)	Cost of Sales	$(0.1)
		Operating Expenses	$(0.1)

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

Effect of Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of designated derivative contracts on the results of operations recognized as an (increase) decrease in cost of sales and operating expenses was as follows:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$(0.2)	$1.0

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on the results of operations recognized in other (expense) income, net was as follows:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Gain on foreign exchange contracts	$0.2	$0.3

6.	NET LOSS PER SHARE

The following is a reconciliation of the basic and diluted net loss per share computations for the periods presented below:

	Three Months Ended January 31,
	2011	2010
Basic Net Loss Per Share:
Net loss (in millions)	$(5)	$(6)
Weighted average number of ordinary shares (1)	60,455	59,148
Basic net loss per share	$(0.08)	$(0.10)
Diluted Net Loss Per Share:
Net loss (in millions)	$(5)	$(6)
Weighted average number of ordinary shares (1)	60,455	59,148
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1) (2)	—	—

Total shares for purpose of calculating diluted net loss per share (1)	60,455	59,148

Diluted net loss per share	$(0.08)	$(0.10)

(1)	Weighted average shares are presented in thousands.
(2)	The dilutive effect of our convertible senior notes will be reflected in diluted net income per share by application of the if-converted method. The conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. Also see Note 11, “Convertible Senior Notes.”

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

The following table presents those outstanding options to purchase ordinary shares, restricted share units and convertible senior notes which were not included in the computation of diluted net loss per share because the effect of their inclusion was anti-dilutive:

	Three Months Ended January 31,
	2011	2010
	(in thousands)
Non-qualified share options:
Number of options to purchase ordinary shares	4,652	4,464
Restricted share units:
Number of restricted share units	1,508	1,710
Convertible Senior Notes:
Number of potential ordinary shares to be converted	10,526	10,526

7.	PROVISION FOR INCOME TAXES

For the three months ended January 31, 2011 and 2010, we recorded an income tax (benefit) provision of approximately $(0.3) million and $0.2 million, or effective tax rates of 6.7% and (3.6)%, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.

At January 31, 2011, the total unrecognized tax benefits of $18.8 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $18.4 million of unrecognized tax benefits which are reflected in other long term liabilities.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We have approximately $2.4 million of accrued interest and penalties as of January 31, 2011 and approximately $1.9 million of accrued interest and penalties as of January 31, 2010.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. We are currently under audit in Germany and France for fiscal years 2006 to 2008 and 2008 to 2009, respectively. Our 2006 through 2010 tax years remain subject to examination by the tax authorities in most of our major tax jurisdictions.

8.	SHARE-BASED COMPENSATION

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). A total of 10,300,000 ordinary shares were authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted share units. On April 6, 2010, our shareholders approved an additional 3,000,000 ordinary shares to increase the maximum number of ordinary shares authorized for issuance under the 2006 EIP to 13,300,000 ordinary shares. As of January 31, 2011, there were approximately 4 million ordinary shares available for new awards under the 2006 EIP and approximately 7 million ordinary shares reserved for issuance for outstanding stock option and restricted share unit awards.

Except for replacement options granted in connection with Verigy’s separation from Agilent Technologies, Inc. (“Agilent”), employee nonqualified stock options have an exercise price of no less than 100% of the fair market value of an ordinary share on the date of grant and, generally, vest at a rate of 25% per year over 4 years. The maximum allowable term is 10 years. Restricted share units awarded to employees pay out in an equal number of ordinary shares and, generally, vest quarterly over 4 years. Options and restricted share units generally cease to vest upon termination of employment. If an employee terminates employment due to death, disability or retirement, the vested portion of the employee’s option and restricted share unit awards is determined by adding 12 months to the length of his or her actual service or full acceleration for Agilent replacement options. These vested awards are exercisable for one year after the date of termination or three years from the date of termination for Agilent replacement options, or, if earlier, the expiration of the term of the option.

Stock options granted to outside directors have a maximum term of 5 years. Options and restricted share units granted to outside directors vest in four equal quarterly installments from the grant date. Restricted share units granted to outside directors are paid out on the third anniversary of the grant date. All awards granted to an outside director become fully vested upon the director’s termination of services if due to death, disability, retirement at or after age 65, or if in connection with a change in control.

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

As of January 31, 2011, a cumulative plan total of 2,453,188 ordinary shares had been issued since inception as a result of purchases made by participants in our Purchase Plan, including 398,587 shares issued in the first quarter of fiscal year 2011.

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

Share-Based Award Activity

The following table summarizes stock option activity during the three months ended January 31, 2011:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2010	4,575	$14.09
Granted	163	$9.24
Exercised (1)	(79)	$10.08
Cancelled / Expired	(7)	$15.77

Outstanding as of January 31, 2011	4,652	$13.99

(1)	The total pretax intrinsic value of stock options exercised during the three months ended January 31, 2011 was immaterial.

The following table summarizes restricted share unit activity during the three months ended January 31, 2011:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2010	1,735	$12.31
Granted	803	$11.82
Vested and paid out	(204)	$14.21
Forfeited	(32)	$12.5

Outstanding as of January 31, 2011 (2) (3) (4)	2,302	$11.97

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During the three months ended January 31, 2011, we withheld approximately 64,000 ordinary shares to satisfy $0.7 million of employees’ tax obligations.

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy at January 31, 2011:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$6.49 — 15.00	3,000	4.14 years	$11.25	$7,671
$15.01 — 20.00	1,239	3.92 years	$16.64	—
$20.01 — 25.00	93	3.17 years	$23.98	—
$25.01 — 30.00	320	2.84 years	$26.45	—

	4,652	3.97 years	$13.99	$7,671

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $13.34 on January 31, 2011, which would have been received by award holders had all award holders exercised their awards (both vested and unvested) that were in-the-money as of that date. As of January 31, 2011, approximately 3,600,000 outstanding options were vested and exercisable and the weighted average exercise price was $14.77. The total number of exercisable stock options that were in-the-money was approximately 1,200,000, and the weighted average exercise price per share of the in-the-money options was $9.82.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at January 31, 2011:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$6.46 — 15.00 (2)	2,069	$10.93
$15.01 — 20.00 (3)	57	$18.75
$20.01 — 25.00	136	$20.88
$25.01 — 30.00	40	$26.23

	2,302	$11.97

(2)	The outstanding restricted share units as of January 31, 2011 include approximately 54,000 fully vested units held by outside directors.
(3)	The outstanding restricted share units as of January 31, 2011 include approximately 23,000 fully vested units held by outside directors.

As of January 31, 2011, the total grant date fair value of our outstanding restricted share units was approximately $27.5 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $30.7 million.

Share-Based Compensation

The impact on our results for share-based compensation for Verigy options, restricted share units and employee share purchases made under the Purchase Plan for the three months ended January 31, 2011 and 2010, respectively, was as follows:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Cost of products and services	$0.8	$0.8
Research and development	0.5	0.4
Selling, general and administrative	6.0	3.4

Total share-based compensation expense	$7.3	$4.6

For the three months ended January 31, 2011 and 2010, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of Verigy options granted during the three months ended January 31, 2011 and 2010 was $3.76 and $4.53 per share, respectively, and was determined using the Black-Scholes option pricing model. The tax benefit realized from equity compensation for the three months ended January 31, 2011 and 2010 was insignificant.

As of January 31, 2011 and 2010, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $25.3 million and $31.6 million, respectively. We expect to recognize the compensation cost related to these share-based awards over a weighted average of 2.76 years.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three months ended January 31, 2011 and 2010 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months Ended January 31,
	2011	2010
Risk-free interest rate for options	1.47%	1.88%
Dividend yield	0.0%	0.0%
Volatility for options	47.6%	48.4%
Expected option life	4.50 years	4.50 years

Valuation Assumptions for the Purchase Plan

	Three Months Ended January 31,
	2011	2010
Risk-free interest rate for ESPP	0.20%	0.35%
Dividend yield	0.0%	0.0%
Volatility for ESPP	48.1%	51.9%
Expected ESPP life	6 months	6 months

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

We repurchased 2.8 million ordinary shares for approximately $55 million with a weighted average price per share of $19.25 under the 2008 and 2009 Repurchase Plans as of October 31, 2009. We did not repurchase any ordinary shares during fiscal year ending October 31, 2010 through the three months ended January 31, 2011. All repurchased shares are immediately retired and will not be available for future resale.

10.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Net loss	$(5)	$(6)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	—
Change in minimum pension liability, net of tax	—	1
Change in unrealized losses on derivative instruments qualifying as cash flow hedges, net of tax	—	(2)

Total comprehensive loss	$(4)	$(7)

11.	CONVERTIBLE SENIOR NOTES

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

Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of January 31, 2011, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2011, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of January 31, 2011 had a carrying value of $388 million, of which approximately $31 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an unrealized loss within accumulated other comprehensive loss of approximately $0.2 million, primarily for our auction rate securities that are backed by pools of student loans as of January 31, 2011. We recognized a realized gain on the sale of long-term investments for the three months ended January 31, 2011 of $0.7 million.

Investments in money market funds have included investments in the Reserve Primary Funds and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. We received the final distribution from our investment in the Reserve Primary Fund during the fiscal year ended October 31, 2010. The carrying value of our remaining holding of these funds is $1.2 million as of January 31, 2011. We received a final judgment letter from the Reserve regarding the distribution of payments on the International Reserve fund. The settlement amount stated in the judgment letter was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the three months ended January 31, 2011, recorded within other (expense) income, net in the consolidated statement of operations. In addition, we have reclassified the $1.2 million balance from short-term marketable investments to cash and cash equivalents as we received the cash in March 2011.

The following table summarizes our marketable security investments as of January 31, 2011:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$206	$—	$206
Certificate of deposits	22	—	22
U.S. government agency securities	10	—	10
Corporate debt securities	119	—	119

Total cash equivalents and short-term marketable securities	$357	$—	$357

Long-term marketable securities:
Auction rate securities	$31	$—	$31

Total long-term available for sale investments	$31	$—	$31

As Reported:
Cash equivalents			$219
Short-term marketable securities			138
Long-term marketable securities			31

Total at January 31, 2011			$388

The following table summarizes our marketable security investments as of October 31, 2010:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$226	$—	$226
Certificate of deposits	17	—	17
U.S. government agency securities	26	—	26
Corporate debt securities	110	—	110

Total cash equivalents and short-term marketable securities	$379	$—	$379

Long-term marketable securities:
Auction rate securities	$38	$—	$38

Total long-term available for sale investments	$38	$—	$38

As Reported:
Cash equivalents			$244
Short-term marketable securities			135
Long-term marketable securities			38

Total at October 31, 2010			$417

The amortized cost, which is net of other-than-temporary impairment losses, and estimated fair value of cash equivalents and marketable securities classified as available for sale as of January 31, 2011 are shown in the table below by their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Less than 1 year	$317	$—	$317
Due in 1 to 2 years	40	—	40
Due after 2 years	31	—	31

Total at January 31, 2011	$388	$—	$388

13.	INVENTORY

Inventory, net of related reserves, consists of the following:

	January 31, 2011	October 31, 2010
	(in millions)
Raw materials	$45	$38
Finished goods	46	47

Total inventory	$91	$85

There were approximately $26 million of demonstration products included in finished goods inventory as of January 31, 2011, and $30 million as of October 31, 2010.

The total cost of products in the condensed consolidated statements of operations for the three months ended January 31, 2011 and 2010 included gross inventory-related provisions of $1 million and $2 million, respectively, for excess and obsolete inventory at our sites, as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, our gross margins were favorably impacted by the sale of previously written-down inventory of $1 million and $4 million, respectively, for the same periods.

14.	PROPERTY, PLANT AND EQUIPMENT, NET

	January 31, 2011	October 31, 2010
	(in millions)
Leasehold improvements	$14	$14
Software	21	21
Machinery and equipment	79	79

Total property, plant and equipment	114	114
Accumulated depreciation	(71)	(69)

Total property, plant and equipment, net	$43	$45

We recorded approximately $5 million of depreciation and amortization expense for both the three months ended January 31, 2011 and 2010, respectively.

15.	OTHER (EXPENSE) INCOME, NET

The following table presents the components of other (expense) income, net for the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31
	2011	2010
	(in millions)
Interest and other income	$3	$1
Interest expense	(2)	(2)
Net foreign currency loss	(1)	—

Other (expense) income, net	$—	$(1)

Other (expense) income, net consists primarily of interest on cash, cash equivalents and investments, gain on sale of investments, and money market fund redemptions and interest expense primarily related to our convertible senior notes. Other (expense) income, net also includes gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency, as well as gains and losses on foreign exchange balance sheet hedge transactions. These transactions are intended to offset foreign exchange gains and losses from remeasurement, which are generally for a period of 30 days or less and settled by the end of the month.

We received a final judgment letter from the Reserve regarding the distribution of payments on the International Reserve fund. The settlement amount stated in the judgment letter was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the three months ended January 31, 2011, recorded within other (expense) income, net in the consolidated statement of operations. In addition, we have reclassified the $1.2 million balance from short-term marketable investments to cash and cash equivalents as we received the cash in March 2011. We also recognized a realized gain on the sale of long-term investments for the three months ended January 31, 2011 of $0.7 million.

16.	GOODWILL AND OTHER LONG-LIVED ASSETS

Our goodwill balance represents an allocation of goodwill recorded during the 2006 separation from Agilent. Our goodwill balance was $13 million as of January 31, 2011 and $18 million as of January 31, 2010. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

We recorded $2 million of intangible assets related to our acquisition of Touchdown Technologies, with a weighted-average amortization period of 4 years. These assets are being amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of January 31, 2011 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

17.	GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity for the three months ended January 31, 2011 and 2010 is shown in the table below:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Beginning balance at November 1,	$3	$3
Accruals for warranties issued during the period	1	1
Accruals related to pre-existing warranties (including changes in estimates)	1	(1)
Settlements made during the period	(2)	—

Ending balance at January 31,	$3	$3

The standard warranty accrual is included within other current liabilities in our condensed consolidated balance sheets.

Also see Note 20, “Other Current Liabilities and Other Long-Term Liabilities.”

Extended Warranty

A summary of our deferred revenue activity related to extended warranty agreements for the three months ended January 31, 2011 and 2010 is shown in the table below:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Beginning balance at November 1,	$7	$8
Revenue recognized during the period	(1)	(2)
Deferral of revenue for new contracts	1	1

Ending balance at January 31,	$7	$7

In our condensed consolidated balance sheets, current deferred revenue is presented separately and long-term deferred revenue is included in other long-term liabilities. See Note 20, “Other Current Liabilities and Other Long-Term Liabilities.”

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

18.	RESTRUCTURING

As of January 31, 2011, we had approximately $2.6 million of accrued restructuring liability included within other current liabilities on our condensed consolidated balance sheet. The accrual primarily relates to severance and benefit payments for restructuring actions implemented in fiscal year 2009. These payments are expected to be made by the end of fiscal year 2011.

The total charge during our first quarter of fiscal year 2011 for our restructuring actions was approximately $0.4 million, which was recorded within operating expenses.

The table below summarizes the impact to the statement of operations resulting from all restructuring actions for the three months ended January 31, 2011 and 2010 is shown below:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Restructuring charges (included in cost of sales)	$—	$0.3
Restructuring charges (included in operating expenses)	0.4	1.0

Total restructuring charges	$0.4	$1.3

A summary of restructuring activity for all restructuring actions through January 31, 2011 is shown in the table below:

Workforce Reduction
(in millions)
Beginning balance at October 31, 2010	$3.5
Total charges	0.4
Cash payments	(1.2)
Other	(0.1)

Ending balance at January 31, 2011	$2.6

19.	RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

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

U.S. Retirement and Post-retirement Health Care Benefits for U.S. Employees

Effective June 1, 2006, we established a defined contribution benefit plan (“Verigy 401(k) plan”) for our U.S. employees. Our 401(k) plan provides matching contribution of up to 4% of eligible compensation. Eligible compensation consists of base and variable pay. In addition, we also offer a profit sharing plan for our U.S. employees, whereby we may make a maximum 2% contribution to the employee’s 401(k) plan if certain annual financial targets are achieved. A small number of our U.S. employees meeting certain age and service requirements will also receive an additional 2% profit sharing contribution to their 401(k) plan accounts if certain annual financial targets are achieved.

For the three months ended January 31, 2011 and 2010, our matching expenses for our U.S. employees under the Verigy 401(k) plan were $0.5 million and $0.4 million, respectively. We did not incur any expense for the Verigy profit sharing plans for both periods presented.

Prior to the separation, Agilent had sponsored post-retirement health care benefits and a death benefit under the Retiree Survivor’s Benefit Plan for our eligible U.S. employees. At June 1, 2006, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan. The amount of expenses recognized under the RMA plan was approximately $0.2 million for both the three months ended January 31, 2011 and 2010. There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans. Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Costs for All U.S. and Non-U.S. Plans. The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for the three months ended January 31, 2011 and 2010:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended January 31,
	2011	2010	2011	2010	2011	2010
	(in millions)
Defined benefit pension plan costs	$—	$—	$1.5	$0.9	$1.5	$0.9
Defined contribution pension plan costs	0.5	0.4	0.3	0.2	0.8	0.6
Non-pension post-retirement benefit costs	0.2	0.2	—	—	0.2	0.2

Total retirement-related plans costs	$0.7	$0.6	$1.8	$1.1	$2.5	$1.7

Non-U.S. Defined Benefit. For the three months ended January 31, 2011 and 2010, the net pension costs related to participation in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Service cost — benefits earned during the year	$1.2	$0.6
Interest cost on benefit obligation	0.9	0.9
Expected return on plan assets	(0.8)	(0.7)
Amortization and deferrals:
Actuarial loss	0.2	0.1

Total net plan costs	$1.5	$0.9

We made approximately $5 million of contributions for the retirement plans during the three months ended January 31, 2011.

Measurement date. We use October 31 as the measurement date to measure our plan assets and benefit obligations for all of our non-U.S. plans and U.S. retiree medical account.

20.	OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current liabilities as of January 31, 2011 and October 31, 2010, were as follows:

	January 31, 2011	October 31, 2010
	(in millions)
Supplier liabilities	$6	$6
Restructuring accrual	3	4
Accrued warranty costs	3	3
Leases payable	—	1
Interest payable	—	2
Other	2	2

Total other current liabilities	$14	$18

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our current forecasted production and service and support needs. Also see Note 17, “Guarantees” for additional information regarding warranty accruals and Note 18, “Restructuring” for additional information regarding our restructuring accrual.

Other long-term liabilities as of January 31, 2011 and October 31, 2010, were as follows:

	January 31, 2011	October 31, 2010
	(in millions)
Long-term extended warranty and deferred revenue	$4	$3
Retirement plan accruals	39	41
Deferred acquisition credit	6	6
Long-term deferred compensation accrual	10	10

Total other long-term liabilities	$59	$60

Also see Note 19, “Retirement Plans and Post-Retirement Benefits” for additional information regarding retirement plan accruals.

21.	COMMITMENTS AND CONTINGENCIES

As of January 31, 2011, there was no material change in our capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2010.

At January 31, 2011, the total unrecognized tax benefits of $18.8 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $18.4 million of unrecognized tax benefits which are reflected in other long term liabilities. Unrecognized tax benefits of $18.8 million would reduce our income tax provision if recognized.

Rent expense was $1.8 million and $1.7 million for the three months ended January 31, 2011 and 2010, respectively.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. As of January 31, 2011, there were no matters that impacted our condensed consolidated financial statements.

22.	SEGMENT & GEOGRAPHIC INFORMATION

The accounting principles generally accepted in the U.S. require us to identify the segment or segments we operate in. We have two operating segments, SOC test systems and memory test systems, which we report as two reportable segments. All historical segment numbers for the three months ended January 31, 2010 were presented to conform to the three months ended January 31, 2011.

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

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments and are reassessed on an annual basis. The allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

	SOC/SIP/ High-Speed Memory	Memory	Total Segments
	(in millions)
Three months ended January 31, 2011:
Net revenue from products	$74	$9	$83
Net revenue from services	33	4	37

Total net revenue	107	13	120
Income (loss) from operations(1)	9	(5)	4
Depreciation expense	2	1	3
Three months ended January 31, 2010:
Net revenue from products	$69	$7	76
Net revenue from services	25	5	30

Total net revenue	94	12	106
Income (loss) from operations(1)	9	(11)	(2)
Depreciation expense	2	1	3

(1)	The profitability of each of the segments is measured after excluding restructuring charges, impairment of investments and goodwill, merger and acquisition related charges, transition related charges, net foreign currency gain (loss), interest income, interest expense, and other items as noted in the reconciliation below.

The following table reconciles segment results to our total company results from operations before taxes:

	Three Months Ended January 31,
	2011	2010
	(in millions)
Total reportable segments’ income (loss) from operations	$4	$(2)
Restructuring charges	—	(1)
Merger and acquisition related charges	(9)	—
Transition related charges	—	(4)
Interest and other income	3	1
Net foreign currency loss	(1)	—
Interest expense	(2)	(2)
Other	—	2

Loss from operations before taxes, as reported	$(5)	$(6)

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash, cash equivalents, accumulated amortization of other intangibles, valuation allowance relating to deferred tax assets and other assets.

	SOC/SIP/ High-Speed Memory	Memory	Total Segments
	(in millions)
Assets:
As of January 31, 2011	$199	$30	$229
As of October 31, 2010	$207	$31	$238

Major customers

For the three months ended January 31, 2011, one customer accounted for 11.9% of our total net revenue.

For the three months ended January 31, 2010, two customers accounted for greater than 10% of our total net revenue, one of which accounted for 20.6% of our total net revenue and the other accounted for 14.0% of our total net revenue.

Geographic Net Revenue Information:

	Three Months Ended January 31,
	2011	2010
	(in millions)
United States	$19	$11
Singapore	8	25
Taiwan	38	48
Japan	9	5
Korea	13	7
Rest of the World	33	10

Total net revenue	$120	$106

Net revenue is attributed to geographic areas based on the country in which the customer takes title of our products.

Geographic Location of Property, Plant and Equipment Information:

	January 31, 2011	October 31, 2010
	(in millions)
United States	$17	$19
Singapore	10	11
Germany	8	7
Taiwan	5	6
Rest of the World	3	2

Total geographic location of property, plant and equipment	$43	$45

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements including, without limitation, statements regarding the potential impact of the uncertainty around the Advantest proposal and pending merger with LTX-Credence on our business, the additional expenses we may continue to incur in connection with the Advantest proposal and the effect on our operating results, expected second quarter net revenue and overall financial results for fiscal year 2011, reducing fixed costs on an annualized basis, the strength of our product roadmap, the changes in the global economy and improvement in our market, research and development activities and expenses, variations in quarterly revenues and operating results, our liquidity position, our foreign currency risk, the potential impact of adopting new accounting pronouncements, the quality of our marketable securities, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, and our lease payment obligations that involve risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” and similar terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, such as the results of discussions with Advantest; actions of LTX-Credence in response to discussions with Advantest; the impact of actions of other parties with respect to any discussions and the potential consummation of a transaction with Advantest or LTX-Credence; the ability to retain key employees; delays in or cancellations of orders by customers awaiting resolution of the Advantest discussions and the pending merger with LTX-Credence; conditions of the semiconductor and semiconductor test industries; the strength of our customers’ businesses; unanticipated delays in meeting product demand and delivery requirements; and other economic, business, competitive, and/or regulatory factors affecting the businesses of Verigy generally, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

Overview

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. We offer a scalable platform for each of the general categories of devices being tested: our V93000 Series platform, designed to test System-on-a-Chip (“SOC”), System-in-a-Package (“SIP”) and high-speed memory devices; our V6000 Series platform, which is the successor to the V5000 platform, designed to test both flash memory and dynamic random access memory (“DRAM”) devices, and our V101 platform, designed to test highly cost-sensitive devices such as 4, 8 and 16-bit micro-controller units (“MCUs”) and consumer mixed-signal devices. We also design, manufacture and sell advanced MEMS (micro electro-mechanical system) based probe cards used in wafer-sort testing of memory devices.

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

We have a broad customer base which includes integrated device manufacturers (“IDMs”), fabless companies, and test subcontractors, also referred to as subcontractors or “OSAT” (outsourced sub-assembly and test) providers. OSATs include specialty assembly, package and test companies as well as wafer foundries, and fabless design companies that design, but contract with others to manufacture integrated circuits.

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

Amounts included in the accompanying condensed consolidated financial statements are expressed in U.S. dollars. Certain amounts in the condensed consolidated financial statements for the three months ended January 31, 2010 were reclassified to conform to the presentation used for the three months ended January 31, 2011.

Merger and Acquisition Related Activities

On November 17, 2010, we entered into a merger agreement with LTX-Credence Corporation, a global provider of automated test equipment, or ATE. Under the terms of the definitive agreement, the transaction will either be effected through a reorganization where Verigy and LTX-Credence would be wholly-owned subsidiaries of Verigy Holding Co. Ltd. (“Holdco”), our newly created subsidiary, or through a merger where LTX-Credence would become a wholly-owned subsidiary of Verigy. LTX-Credence shareholders will receive a fixed exchange ratio of 0.96 ordinary shares of Verigy (or Holdco) for every share of LTX-Credence common stock they own. Early termination of the waiting period under the Hart-Scott-Rodino Act has been granted to the proposed Verigy and LTX-Credence merger. The merger is subject to the approval of both the Verigy shareholders and the LTX-Credence shareholders, among other closing conditions.

On December 22, 2010, Verigy received an unsolicited, written proposal from Advantest Corporation to acquire Verigy for $15 per ordinary share in cash. The Advantest proposal revised Advantest’s previous unsolicited proposal to acquire Verigy for $12.15 per ordinary share in cash. The revised Advantest proposal states that it is subject to the conditions to be set forth in any subsequent offer, confirmatory due diligence, execution of mutually acceptable definitive documentation and termination of Verigy’s merger agreement with LTX-Credence. The Verigy board of directors, management team, and advisors have been in ongoing negotiations with Advantest and its advisors regarding the terms of their proposal since early December. On January 26, 2011, Verigy received an initial draft definitive agreement from Advantest. On February 18, 2011, the Department of Justice (“DOJ”) issued a second request under the Hart-Scott-Rodino Act (“HSR Act”) in connection with its review of Advantest’s proposal. The Verigy board of directors has not made any recommendation with respect to the Advantest proposal. Verigy remains a party to the merger agreement with LTX-Credence and continues to uphold the terms of that agreement.

Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. Verigy adopted this accounting guidance at the beginning of its first fiscal quarter ended January 31, 2011 and did not have an impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

•	provide updated guidance on how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price. Fair value terms are defined as follows:

•	VSOE – the price at which the Company sells the element in a separate stand-alone transaction.

•	TPE – evidence from the Company or other companies of the value of a largely interchangeable element in a transaction.

•	ESP – the Company’s best estimate of the selling price of an element in a transaction.

Verigy adopted this accounting guidance at the beginning of its first fiscal quarter ended January 31, 2011, and will apply the adoption prospectively to transactions originating or materially modified after November 1, 2010. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of the new standard did not change the units of accounting for Verigy’s revenue transactions.

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. We generally rely upon customer purchase orders, sales contracts, or other agreements to determine existence of an arrangement.

•

Delivery has occurred or services have been rendered. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when service has been performed. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. If the criteria are not met, then revenue is deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. To the extent that a contingent payment exceeds the fair value of the undelivered element, we defer the contingent payment.

•	Sales price is fixed or determinable. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments.

•	Collectability is reasonably assured. At the time we take an order, we evaluate the creditworthiness of our customers to determine the appropriate timing of revenue recognition.

Product revenue. Our product revenue is generated predominantly from the sales of various types of test equipment. Software is embedded in many of our test equipment products, and function together to deliver the product’s essential functionality. For sales or arrangements that include customer-specified acceptance criteria, including those where acceptance is required upon achievement of performance milestones or fulfillment of other future obligations, revenue is recognized after the acceptance criteria have been met. For products that include installation, if we have previously successfully installed similar equipment, product revenue is recognized upon delivery and recognition of installation revenue is delayed until the installation is complete. Otherwise, neither the product nor the installation revenue is recognized until the installation is complete.

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

Multiple element arrangements. For fiscal year 2011 and future periods, pursuant to the new guidance for revenue recognition with multiple deliverables, when a sales arrangement contains multiple elements and products and service components function together to deliver the tangible products’ essential functionality, Verigy allocates revenue to each element based on an estimated selling price. As Verigy’s products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained and are not sold on a stand-alone basis. In addition, we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, and we are not typically able to determine TPE. The best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, gross margin objectives, internal costs and competitor pricing strategies.

For transactions entered into prior to November 1, 2010, revenue for arrangements with multiple elements, such as sales of products that include services, was allocated to each element using the residual method based on the fair value of the undelivered items as determined using the prior guidance for revenue arrangements with multiple deliverables. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements.

Overview of Results

Our total net revenue for the three months ended January 31, 2011, was $120 million, up $14 million, or 13.2%, from the comparable period in fiscal year 2010. The increase was primarily due to higher revenue from sales of our SOC and probe card products and our service and support business. We saw sustained strength in the radio frequency (“RF”)/baseband and application processor segments as well as increased activity in high speed memory. Although we experienced continued weakness in the overall memory test business, we saw revenue growth in our probe card business during the quarter.

Our gross margin for the three months ended January 31, 2011 was 46.7%, an increase of 2.4 percentage points from the comparable period in fiscal year 2010. Gross margin improvement was primarily driven by the increase in revenue in our probe card business as well as favorable product mix in our service and support business, $0.5 million of lower excess and obsolete inventory charges and savings from temporary cost saving measures put in place during the three months ended January 31, 2011. This was partially offset by the increase in compensation and benefit costs as result of the restoration of full pay to employees that became effective in the second quarter of fiscal year 2010 and increased pension costs. In addition, the benefit from the sales of previously written down inventory on gross margin was only $1.5 million compared to the benefit of $4.1 million recorded for the three months ended January 31, 2010.

Our research and development and selling, general and administrative expenses totaled $61 million in the first quarter of fiscal year 2011, up $10 million, or 19.6%, from the comparable period in fiscal year 2010. The increase was due to incremental operating expenses of $8.9 million related to merger and acquisition related costs incurred in the period, of which, approximately $4.6 million relates to a separation agreement with a key employee. We also experienced an increase in compensation costs as result of the restoration of full pay to employees that became effective in the second quarter of fiscal year 2010; however, this was completely offset by the temporary cost saving measures put in place during the three months ended January 31, 2011.

Net loss for the three months ended January 31, 2011 was $5 million, compared to net loss of $6 million in the comparable period in fiscal year 2010. The year over year improvement from the three months ended January 31, 2010 reflects the increased revenue levels, higher gross margins and savings from temporary cost saving measures put in place during the three months ended January 31, 2011. However, this was partially offset by the incremental operating expenses of $8.9 million related to merger and acquisition related costs incurred in the period. In the first quarter of fiscal year 2011, we used $31 million in cash for operating activities and our cash and cash equivalents balance as of January 31, 2011 was $272 million.

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

We are confident in the strength of our products, our road map, our employees and our relationships with our customers. We continue to be optimistic about the second half of 2011 and expect total net revenue for the second quarter of fiscal year 2011 to remain at the same levels as the current quarter.

Since the start of the year, we have been focused on simplifying our organization structure and driving efficiencies in order to reduce our overall breakeven point. We are putting plans in place to reduce our fixed costs on an annualized basis by at least $20 million.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. There have been no significant changes to our critical accounting policies and estimates from our Annual Report on Form 10-K for the year ended October 31, 2010, filed with the Securities and Exchange Commission on December 13, 2010.

Recent Accounting Pronouncements

In June and December 2009, the FASB amended the accounting guidance for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity. The amendment must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This guidance was effective for us in the first quarter of fiscal year 2011, and upon adoption, did not have a significant impact on our condensed consolidated financial statements.

In June 2009, the FASB amended the accounting guidance for the consolidation of variable interest entities. This amendment revised the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. In December 2009, the FASB amended consolidation guidance previously issued in June to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes. The amendments are effective for our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance was effective for us in the first quarter of fiscal year 2011, and upon adoption, did not have a significant impact on our condensed consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. The new guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of revenue recognition in accounting for multiple deliverable arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. This guidance was effective for us in the first quarter of fiscal year 2011, and upon adoption, did not have a significant impact on our condensed consolidated financial statements. Also see “Basis of Presentation.”

In October 2009, the FASB issued new accounting guidance for the accounting for certain revenue arrangements that include software elements. The new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. This guidance was effective for us in the first quarter of fiscal year 2011, and upon adoption, did not have a significant impact on our condensed consolidated financial statements. Also see “Basis of Presentation.”

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

In December 2010, the FASB issued new accounting guidance for disclosure of supplementary pro forma information for business combinations, which provides amendments to business combinations. The objective of the new accounting guidance is to clarify and expand the pro forma revenue and earnings disclosure requirements for business combinations. The new guidance is effective for fiscal years beginning after December 15, 2010. The new guidance will be effective for us in the first quarter of fiscal year 2012. We are currently assessing the impact that the guidance may have on our condensed consolidated financial statements upon adoption in the first quarter of fiscal year 2012.

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical, with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for the semiconductor test equipment and services that we offer. Historically, our third and fourth fiscal quarters have tended to be our strongest quarters for new orders, while our first fiscal quarter has tended to be our weakest. We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products. The seasonality of our business is often masked to a significant extent by the high degree of cyclicality of the semiconductor industry. During the first quarter of fiscal year 2011, we continued to experience weakness in our memory business but have experienced continued strength in our SOC business reflecting increases in the RF/baseband and application processor segments, increased activity in high speed memory and our service and support business. Due to our limited operating history, seasonality in orders, and the unpredictable cyclicality of our industry, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. We also believe that the uncertainty regarding the LTX-Credence merger and the Advantest proposal has caused certain customers to delay purchase decisions. In future periods, the market price of our ordinary shares could decline if our revenue and results of operations are below the expectations of analysts and investors. Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of, and elsewhere in, this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months Ended January 31,
	2011	2010
Net revenue:
Products	69.2%	71.7%
Services	30.8	28.3

Total net revenue	100.0	100.0
Cost of sales:
Cost of products	35.0	37.8
Cost of services	18.3	17.9

Total cost of sales	53.3	55.7

Gross margin (1)	46.7	44.3
Operating expenses:
Research and development	19.2	20.8
Selling, general and administrative	31.7	27.3
Restructuring charges	—	0.9

Total operating expenses	50.9	49.0
Loss from operations	(4.2)	(4.7)
Other (expense) income, net	—	(1.0)

Loss before income taxes	(4.2)	(5.7)
Provision for income taxes	—	—

Net loss	(4.2)%	(5.7)%

(1)	Gross margin represents the ratio of gross profit to total net revenue.

Net Revenue

	Three Months Ended January 31,		2011 over 2010 Change
	2011	2010
	($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$74	$69	7.2%
As a percent of total net revenue	61.7%	65.1%
Memory	9	7	28.6%
As a percent of total net revenue	7.5%	6.6%

Net revenue from products	$83	$76	9.2%

Net revenue from services	37	30	23.3%
As a percent of total net revenue	30.8%	28.3%

Total net revenue	$120	$106	13.2%

We report revenue by geography based on where the products are shipped. Our net revenues by geographic region for the three months ended January 31, 2011 and 2010 are as follows:

	Three Months Ended January 31,		2011 over 2010 Change
	2011	2010
	($ in millions)
North America	$19	$11	72.7%
As a percent of total net revenue	15.8%	10.4%
Europe	$8	$6	33.3%
As a percent of total net revenue	6.7%	5.6%
Asia	$93	$89	4.5%
As a percent of total net revenue	77.5%	84.0%

Total net revenue	$120	$106	13.2%

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

Net revenue in the three months ended January 31, 2011 was $120 million, an increase of $14 million, or 13.2%, from $106 million achieved in the three months ended January 31, 2010. Net product revenue in the three months ended January 31, 2011 was $83 million, an increase of $7 million, or 9.2%, from $76 million achieved in the three months ended January 31, 2010. The increase was primarily due to higher revenue from sales of our SOC and probe card products and our service and support business. We saw sustained strength in the RF/baseband and application processor segments as well as increased activity in high speed memory. Although we experienced continued weakness in our memory business, we saw growth in our probe card business.

We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 84.2% and 89.6% of total net revenue in the three months ended January 31, 2011 and 2010, respectively. Net revenue in North America as a percentage of total net revenue was higher by 5.4 percentage points in the three months ended January 31, 2011, compared to the three months ended January 31, 2010, while net revenue in Asia as a percentage of total net revenue, was lower by 6.5 percentage points in the three months ended January 31, 2011, compared to the three months ended January 31, 2010. We expect a majority of our sales to continue to be generated in the Asia region as semiconductor manufacturing activities continue to concentrate in that region.

Service revenue for the three months ended January 31, 2011 accounted for $37 million, or 30.8% of net revenue, compared to $30 million, or 28.3% of net revenue in the three months ended January 31, 2010. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. During the fiscal year 2010, revenue for our SOC products increased by over 100% compared to fiscal year 2009 reflecting the overall recovery in the semiconductor test market. This volume increase over the past year favorably impacted our service and support business as service contracts typically span over a one to two year period. We expect to see a gradual increase in service revenue over time as product sales begin to increase.

Cost of Sales

Cost of Products

	Three Months Ended January 31,		2011 over 2010 Change
	2011	2010
	($ in millions)
Cost of products	$42	$40	5.0%
As a percent of product revenue	50.6%	52.6%

Cost of Products. Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written-down inventory.

The increase in cost of products of approximately $2 million in the three months ended January 31, 2011, compared to the three months ended January 31, 2010, was primarily due to the increase in sales of our SOC and probe card products. Cost of products included $0.3 million of restructuring expense in the three months ended January 31, 2010, compared to no such charge in the three months ended January 31, 2011. Cost of products also included $0.3 million of share-based compensation expense in the three months ended January 31, 2011, compared to $0.5 million of such charge in the three months ended January 31, 2010.

Cost of products as a percent of net product revenue decreased by 2.0 percentage points in the three months ended January 31, 2011, compared to the three months ended January 31, 2010, primarily driven by lower excess and obsolete inventory charges and higher gross margin generated by our probe card business due to the higher volume of revenue and temporary cost saving measures put in place during the three months ended January 31, 2011. This was partially offset by the increase in compensation costs as a result of the restoration of full pay to employees that became effective in the second quarter of fiscal year 2010.

Gross excess and obsolete inventory-related charges in the three months ended January 31, 2011 and 2010 were $1.3 million and $1.8 million, respectively. We also sold previously written down inventory of $1.5 million and $4.1 million in the three months ended January 31, 2011 and 2010, respectively. The sales of previously written down inventory improved our gross margins on product sales by approximately 0.9 percentage points in the three months ended January 31, 2011 and 3.0 percentage points in the three months ended January 31, 2010.

As of January 31, 2011, we held $91 million of inventory, net of $41 million of reserves, composed of $45 million of raw materials, and $46 million of finished goods. Raw materials include approximately $13 million of support inventory. We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended January 31,		2011 over 2010 Change
	2011	2010
	($ in millions)
Cost of services	$22	$19	15.8%
As a percent of service revenue	59.5%	63.3%

Cost of Services. Cost of services includes cost of applications engineering personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services for the three months ended January 31, 2011 was $3 million higher compared to the three months ended January 31, 2010. Cost of services as a percent of service revenue decreased by 3.8 percentage points, from 63.3% in the three months ended January 31, 2010 to 59.5% in the three months ended January 31, 2011. This gross margin increase was primarily driven by higher revenue volume, favorable product mix and temporary cost saving measures put in place during the three months ended January 31, 2011. This was partially offset by the increase in compensation costs as result of the restoration of full pay to employees that became effective in the second quarter of fiscal year 2010. Our cost of services included $0.5 million and $0.3 million of share-based compensation expense for the three months ended January 31, 2011 and 2010, respectively.

As a percent of service revenue, cost of services will vary depending on a variety of factors, including the effect of price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended January 31,		2011 over 2010 Change
	2011	2010
	($ in millions)
Research and development	$23	$22	4.5%
As a percent of total net revenue	19.2%	20.8%

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

Research and development expense increased by $1 million in absolute dollars during the three months ended January 31, 2011, compared to the three months ended January 31, 2010 and reflects our continued investment in our products. We experienced an increase in compensation costs as result of the restoration of full pay to employees that became effective in the second quarter of fiscal year 2010; however, this was completely offset by the temporary cost saving measures put in place during the three months ended January 31, 2011. Research and development expense as a percentage of revenue decreased by 1.6 percentage points from 20.8% in the three months ended January 31, 2010 to 19.2% in the three months ended January 31, 2011. This decrease was primarily due to the higher revenue levels in the three months ended January 31, 2011, compared to the three months ended January 31, 2010. Research and development expense also included $0.5 million and $0.4 million of share-based compensation expense for the three months ended January 31, 2011 and 2010, respectively.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Three Months Ended January 31,		2011 over 2010 Change
	2011	2010
	($ in millions)
Selling, general and administrative	$38	$29	31.0%
As a percent of total net revenue	31.7%	27.3%

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

Selling, general and administrative expense increased by $9 million in absolute dollars in the three months ended January 31, 2011, compared to the three months ended January 31, 2010. The increase was due to incremental operating expenses of $8.9 million related to merger and acquisition related costs incurred during the period, of which approximately $4.6 million relates to a separation agreement with a key employee. We also experienced an increase in compensation costs as result of the restoration of full pay to employees that became effective in the second quarter of fiscal year 2010; however, this was completely offset by the temporary cost saving measures put in place during the three months ended January 31, 2011. Selling, general and administrative expense included approximately $6.0 million of share-based compensation expenses in the three months ended January 31, 2011, compared to $3.4 million of such expenses in the three months ended January 31, 2010.

Restructuring Charges

As of January 31, 2011, we had approximately $2.6 million of accrued restructuring liability included within other current liabilities on our condensed consolidated balance sheet. The accrual primarily relates to severance and benefit payments for restructuring actions implemented in fiscal year 2009. These payments are expected to be made by the end of fiscal year 2011.

The total charge during our first quarter of fiscal year 2011 for our restructuring actions was approximately $0.4 million, which was recorded within operating expenses.

Other (expense) income, net

The following table presents the components of other (expense) income, net for the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31
	2011	2010
	(in millions)
Interest and other income	$3	$1
Interest expense	(2)	(2)
Net foreign currency loss	(1)	—

Other (expense) income, net	$—	$(1)

Other (expense) income, net consists primarily of interest on cash, cash equivalents and investments, gain on sale of investments, money market fund redemptions and interest expense primarily related to our convertible senior notes. Other (expense) income, net also includes gains and losses from the remeasurement of assets and liabilities denominated in currencies other than the functional currency, as well as gains and losses on foreign exchange balance sheet hedge transactions. These transactions are intended to offset foreign exchange gains and losses from remeasurement, which are generally for a period of 30 days or less and settled by the end of the month.

We received a final judgment letter from the Reserve regarding the distribution of payments on the International Reserve fund. The settlement amount stated in the judgment letter was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the three months ended January 31, 2011, recorded within other (expense) income, net in the consolidated statement of operations. In addition, we have reclassified the $1.2 million balance from short-term marketable investments to cash and cash equivalents as we received the cash in March 2011.

Provision for Income Taxes

For the three months ended January 31, 2011 and 2010, we recorded an income tax (benefit) provision of approximately $(0.3) million and $0.2 million, or effective tax rates of 6.7% and (3.6)%, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.

At January 31, 2011, the total unrecognized tax benefits of $18.8 million included approximately $0.4 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $18.4 million of unrecognized tax benefits which are reflected in other long term liabilities.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We have approximately $2.4 million of accrued interest and penalties as of January 31, 2011 and approximately $1.9 million of accrued interest and penalties as of January 31, 2010.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. We are currently under audit in Germany and France for fiscal years 2006 to 2008 and 2008 to 2009, respectively. Our 2006 through 2010 tax years remain subject to examination by the tax authorities in most of our major tax jurisdictions. We believe that we have adequately provided for any reasonable outcome related to our tax audits and any settlement will not have a material adverse impact to our financial statements.

Goodwill and Long-Lived Assets

Our goodwill balance represents an allocation of goodwill recorded during the 2006 separation from Agilent. Our goodwill balance was $13 million as of January 31, 2011 and $18 million as of January 31, 2010. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

We recorded $2 million of intangible assets related to our acquisition of Touchdown Technologies (“Touchdown”), with a weighted-average amortization period of 4 years. These assets are being amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of January 31, 2011 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Segment Overview

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. We have two operating segments, SOC test systems and memory test systems, which we report as two reportable segments. All historical segment numbers for the three months ended January 31, 2010 were presented to conform to the three months ended January 31, 2011.

SOC / SIP / High-Speed Memory

Our SOC/SIP/High-speed memory test business provides solutions designed to test very complex, highly integrated semiconductors such as SOCs and SIPs, as well as testers for testing less complex semiconductors such as MCUs. SOCs and SIPs are semiconductors that integrate the functionality of multiple individual ICs onto a single IC or package, and often contain both digital and analog functionalities, including RF capabilities, communication interfaces and embedded memory.

Net Revenue

	Three Months Ended January 31		2011 over 2010 Change
	2011	2010
	(in millions)
Net revenue from products	$74	$69	7.2%
Net revenue from services	33	25	32.0%

Total net revenue	$107	$94	13.8%

Net revenue for the three months ended January 31, 2011 was $107 million, an increase of $13 million, or 13.8%, from $94 million for the three months ended January 31, 2010. Net product revenue for the three months ended January 31, 2011 was $74 million, an increase of $5 million, or 7.2%, from $69 million for the three months ended January 31, 2010. The increase was primarily due to higher revenue from sales of our SOC products and our service and support business. We saw sustained strength in the RF/baseband and application processor segments as well as increased activity in high speed memory.

Service revenue for the three months ended January 31, 2011 accounted for $33 million, an increase of $8 million, or 32.0%, from $25 million for the three months ended January 31, 2010. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. During the fiscal year 2010, revenue for our SOC products increased by over 100% compared to fiscal year 2009 reflecting the overall recovery in the semiconductor test market. This volume increase over the past year favorably impacted our service and support business as service contracts typically span over a one to two year period. During the three months ended January 31, 2010, many customers did not renew their existing service contracts as utilization was low.

Income from Operations

The following table shows the income from operations for the three months ended January 31, 2011 and 2010.

	Three Months Ended January 31		2011 over 2010 Change
	2011	2010
	(in millions)
Income from operations	$9	$9	—

Income from operations was flat for the three months ended January 31, 2011 compared to the three months ended January 31, 2010 on a revenue increase of $13 million. We experienced an increase in compensation and benefit costs as a result of the restoration of full pay to employees that became effective in the second quarter of fiscal year 2010 and increased pension costs. We also saw an increase in research and development due to our continued investment in our products. In addition, although we generated an increase in revenue, our gross margins were lower due to product mix.

A significant portion of the segments’ expenses arise from shared services and infrastructure that we have historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, real estate, insurance services, information technology services, treasury and other corporate infrastructure expenses. Charges are allocated to the segments and are reassessed on an annual basis. The allocations have been determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. Over the past year, SOC has become a much larger portion of our business resulting in higher allocation of our corporate charges, which also contributed to lower profits.

Memory

Our memory business provides solutions designed to test semiconductors designed to store user data such as DRAM, including DDR3 and flash memory, including both NAND and NOR flash. In addition our memory business includes probe cards used in wafer-sort testing of memory devices.

Net Revenue

	Three Months Ended January 31		2011 over 2010 Change
	2011	2010
	(in millions)
Net revenue from products	$9	$7	28.6%
Net revenue from services	4	5	(20.0)%

Total net revenue	$13	$12	8.3%

Net revenue for the three months ended January 31, 2011 was $13 million, an increase of $1 million, or 8.3%, from $12 million for the three months ended January 31, 2010. Net product revenue for the three months ended January 31, 2011 was $9 million, an increase of $2 million, or 28.6%, from $7 million for the three months ended January 31, 2010. Although we experienced continued weakness in our memory business, we saw revenue growth in our probe card business.

Service revenue for the three months ended January 31, 2011 accounted for $4 million, a decrease of $1 million, or 20.0%, from $5 million for the three months ended January 31, 2010. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. The continued weakness in our memory test business is reflected in the slight decrease in service revenues.

Loss from Operations

The following table shows the loss from operations for the three months ended January 31, 2011 and 2010.

	Three Months Ended January 31		2011 over 2010 Change
	2011	2010
	(in millions)
Loss from operations	$(5)	$(11)	54.5%

Loss from operations decreased by $6 million for the three months ended January 31, 2011 compared to the three months ended January 31, 2010 on a revenue increase of $1 million. We benefited from the sale of previously written down inventory, savings from temporary cost saving measures put into place during the three months ended January 31, 2011 as well as from our restructuring actions. Over the past year, memory has become a much smaller portion of our business resulting in a lower allocation of corporate charges, which also contributed to the decrease in loss from operations. These benefits more than offset the increase in compensation costs as a result of the restoration of full pay that became effective in the second quarter of fiscal year 2010.

Financial Condition

Liquidity and Capital Resources

As of January 31, 2011, we had $272 million in cash and cash equivalents, compared to $296 million as of October 31, 2010. This decrease in cash was primarily due to reductions in liabilities for employee compensation and benefits that reflected variable compensation payments earned during fiscal year 2010, a contribution to our German pension plans, a semi-annual interest payment for our senior convertible note, as well as the $5 million of net loss.

Net Cash Used in Operating Activities

In the three months ended January 31, 2011, we used $31 million in cash for operating activities, compared to $11 million used in the three months ended January 31, 2010. The $31 million cash used during the three months ended January 31, 2011, was primarily a result of $5 million of net loss, decreases of $16 million in employee compensation and benefits liabilities related to variable compensation payments made to employees earned during fiscal year 2010, $15 million in accounts payable, $3 million in deferred revenue, $4 million in income taxes and other taxes payable and a $7 million increase in inventory. This also reflects a $5 million net change in other current and long-term assets and liabilities which included an interest payment of $4 million for our senior convertible note and a $5 million contribution to our German pension plans. These impacts were partially offset by a $13 million decrease in accounts receivable as a result of customer payments. Also during the three months ended January 31, 2011, we had non-cash charges of $5 million from depreciation and amortization expense, $7 million of net share-based compensation costs, $1 million from gross excess and obsolete inventory provisions, and a $2 million realized gain on marketable securities.

In the three months ended January 31, 2010, we used $11 million in cash for operating activities. The $11 million cash used during the three months ended January 31, 2010 was primarily a result of $6 million of net loss, increases of $11 million in payables, and $5 million in deferred revenue. Also during the three months ended January 31, 2010, we had non-cash charges of $5 million from depreciation and amortization expense, $2 million from gross excess and obsolete inventory provisions, $5 million of net share-based compensation costs, and a $1 million realized gain on marketable securities. These impacts were partially offset by increases of $15 million in receivables, $9 million in inventory, and decreases of $5 million in employee compensation and benefits liabilities, $4 million in income tax and other taxes payable and a change in net assets of $1 million in other current and long-term assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in the three months ended January 31, 2011 was $4 million, compared to $25 million provided in the three months ended January 31, 2010. The net cash provided was primarily generated by the proceeds from the maturities and sale of available for sale marketable securities of $78 million and the proceeds from disposition of assets of $1 million. This was partially offset by purchases of available for sale marketable securities of $73 million and investments made for property, plant and equipment of $2 million. Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of January 31, 2011, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2011, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of January 31, 2011 had a carrying value of $388 million, of which approximately $31 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an unrealized loss within accumulated other comprehensive loss of approximately $0.2 million, primarily for our auction rate securities that are backed by pools of student loans as of January 31, 2011. We recognized a realized gain on the sale of long-term investments for the three months ended January 31, 2011 of $0.7 million.

Investments in money market funds have included investments in the Reserve Primary Funds and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. We received the final distribution from our investment in the Reserve Primary Fund during the fiscal year ended October 31, 2010. The carrying value of our remaining holding of these funds is $1.2 million as of January 31, 2011. We received a final judgment letter from the Reserve regarding the distribution of payments on the International Reserve fund. The settlement amount stated in the judgment letter was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the three months ended January 31, 2011, recorded within other (expense) income, net in the consolidated statement of operations. In addition, we have reclassified the $1.2 million balance from short-term marketable investments to cash and cash equivalents as we received the cash in March 2011.

Net cash provided by investing activities in the three months ended January 31, 2010 was $25 million. The net cash provided was primarily generated by the proceeds from the maturities and sale of available for sale marketable securities of $98 million. This was partially offset by purchases of available for sale marketable securities of $70 million and investments made for property, plant and equipment of $3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended January 31, 2011 was $3 million, compared to $2 million provided in the three months ended January 31, 2010. The $3 million net cash provided by in the three months ended January 31, 2011 was attributable to the issuance of shares under the employee stock plans and contributions by participants to our employee shares purchase plan, pursuant to which 398,587 shares were issued in first quarter of fiscal year 2011.

Net cash provided by financing activities in the three months ended January 31, 2010 was $2 million. The $2 million net cash provided by in the three months ended January 31, 2010 was attributable to the issuance of shares under the employee stock plans and contributions by participants to our employee shares purchase plan, pursuant to which 285,899 shares were issued in first quarter of fiscal year 2010.

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

We believe that existing cash, cash equivalents and short-term marketable securities of $410 million as of January 31, 2011, will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least for the next twelve months. However, we may require or choose to obtain debt or equity financing in the future. It is uncertain that additional financing, if needed, will be available on favorable terms, or at all.

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

The following table summarizes our contractual obligations at January 31, 2011 (in millions):

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$45	$10	$16	$15	$4
Commitments to contract manufacturers and suppliers	114	114	—	—	—
Other purchase commitments	65	65	—	—	—
Convertible senior note and related interest	163	7	15	141	—
Long-term liabilities	53	—	4	—	49

Total	$440	$196	$35	$156	$53

The contractual obligations table excludes our long-term income taxes payable liabilities and earn out payments related to our acquisition in Touchdown because we cannot make a reliable estimate of the timing of cash payments. As of January 31, 2011, we had total unrecognized tax benefits of $18.8 million, of which $18.4 million is reflected in other long-term liabilities, with the remaining $0.4 million netted against the related deferred tax assets.

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

Commitments to contract manufacturers and suppliers. We purchase components from a variety of suppliers and, historically, we have used several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule or adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. Approximately 58% of our purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. We expect to fulfill the purchase commitments for inventory within one year.

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $6 million as of January 31, 2011, and $6 million as of October 31, 2010. These amounts are included in other current liabilities in our condensed consolidated balance sheets at January 31, 2011 and October 31, 2010.

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

Long-term liabilities. Long-term liabilities relate primarily to $39 million of defined benefit and defined contribution retirement obligations, $4 million of extended warranty and deferred revenue obligations, a $6 million deferred acquisition credit related to the Touchdown acquisition and $10 million of long-term deferred compensation accrual. Upon our separation from Agilent, the defined benefit plans for our employees located in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date. We expect expenses of approximately $6 million in fiscal year 2011 for the retirement plans. We made approximately $5 million of contributions to the retirement plans for the three months ended January 31, 2011.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of January 31, 2011 or October 31, 2010.

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

These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of January 31, 2011, the fair value of foreign currency forward contracts designated as cash flow hedges was approximately $2.7 million. This amount is included within current assets and the related gain of $2.0 million (net of tax of $0.7 million) is included within unrealized gains in accumulated other comprehensive loss.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of January 31, 2011, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

Investment and Interest Rate Risk

We account for our investment instruments in accordance with accounting principles generally accepted in the U.S. All of our cash and cash equivalents and marketable securities are treated as “available for sale.” Our marketable securities include commercial paper, corporate bonds, government securities, and money market funds which we believe will be redeemed within one year and auction rate securities.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact on our condensed consolidated financial position, results of operations or cash flows as of January 31, 2011, and our interest income would have increased by approximately $0.1 million for the three months ended January 31, 2011.

Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of January 31, 2011, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2011, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of January 31, 2011 had a carrying value of $388 million, of which approximately $31 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we recorded an unrealized loss within accumulated other comprehensive loss of approximately $0.2 million, primarily for our auction rate securities that are backed by pools of student loans as of January 31, 2011. We recognized a realized gain on the sale of long-term investments for the three months ended January 31, 2011 of $0.7 million.

Investments in money market funds have included investments in the Reserve Primary Funds and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. We received the final distribution from our investment in the Reserve Primary Fund during the fiscal year ended October 31, 2010. The carrying value of our remaining holding of these funds is $1.2 million as of January 31, 2011. We received a final judgment letter from the Reserve regarding the distribution of payments on the International Reserve fund. The settlement amount stated in the judgment letter was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the three months ended January 31, 2011, recorded within other (expense) income, net in the consolidated statement of operations. In addition, we have reclassified the $1.2 million balance from short-term marketable investments to cash and cash equivalents as we received the cash in March 2011.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of January 31, 2011, pursuant to and as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2011, our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of January 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 1, 2010, Verigy, along with LTX-Credence, its directors, Lobster-1 Merger Corporation and Lobster-2 Merger Corporation, were named as defendants in a putative class action complaint, captioned Khan v. LTX-Credence Corp., et. al., 1-10-cv188773 filed in the Superior Court of the State of California. That action, purportedly brought on behalf of a class of shareholders, alleges that LTX-Credence’s directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to (i) maximize shareholder value, (ii) obtain the best financial and other terms, (iii) sell the company in a fair process, and (iv) act in the best interests of public shareholders. The complaint further alleges that the director defendants breached fiduciary duties in seeking to benefit themselves improperly, and that the non-LTX-Credence defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive, other equitable relief, including to enjoin LTX-Credence and Verigy from consummating the merger, in addition to fees and costs. On February 2, 2011, this action was consolidated with two other similar actions that were filed in the California Superior Court (Verigy was not named as a defendant in either of these two complaints). On February 4, 2011, Verigy and the other defendants filed a motion to stay the California proceedings in favor of the litigation pending in the Superior Court in the Commonwealth of Massachusetts. The hearing on this motion is set for April 22, 2011.

On December 17, 2010, Verigy, along with LTX-Credence, its directors, Verigy Ltd., Lobster-1 Merger Corporation and Lobster-2 Merger Corporation, were named as defendants in a putative class action complaint, captioned Brookshire v. LTX-Credence Corp., et. al., CV 10 5773 filed in the United States District Court for the Northern District of California. That action, purportedly brought on behalf of a class of shareholders, also alleges that LTX-Credence’s directors breached their fiduciary duties in connection with the proposed merger with Verigy, and also seeks declaratory, injunctive and other equitable relief, including enjoining LTX-Credence and Verigy from consummating the merger. On January 19, 2011, Verigy and the other defendants filed a motion to stay this action in favor of the litigation pending in Massachusetts Superior Court. The hearing on this motion to stay is set for March 30, 2011.

ITEM 1A.	RISK FACTORS

The following risk factors, “We are dependent on contract manufacturers with whom we do not have long-term contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships,” “The market for semiconductor test equipment and services is highly concentrated, and we have limited opportunities to sell our test equipment and services,” “Failure to accurately estimate our customers’ demand and plan the production of our new and existing products could adversely affect our inventory levels and our income,” “We may face competition from Agilent,” “We may incur a variety of costs to engage in future acquisitions of, or investments in, companies, products or technologies, and the anticipated benefits of any acquisitions we may make may never be realized,” “Our executive officers and certain key personnel are critical to our business,” “Governmental authorities could still seek to block or challenge the merger with LTX-Credence,” “Uncertainty about the merger may adversely affect the relationships of Verigy customers, suppliers and employees, whether or not the merger with LTX-Credence is completed,” “Litigation relating to the proposed merger with LTX-Credence or to Verigy’s discussions regarding unsolicited proposals may impact the ability of Verigy or LTX-Credence to obtain the shareholder approvals required to implement the merger, and may negatively impact the financial condition of Verigy,” “The unsolicited proposal by Advantest Corporation has required, and will likely continue to require, us to incur significant additional costs, has been and will likely continue to be disruptive to our business and distracting for our management, employees, customers and vendors, and may impact our proposed transaction with LTX-Credence,” “Governmental authorities could seek to block or challenge Advantest’s proposed acquisition of all of our ordinary shares,” “At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors,” have been updated from the version of these risk factors set forth in our Annual Report on Form 10-K for the year ended October 31, 2010.

A description of the risk factors associated with our business is set forth below. As noted above, this description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2010. You should carefully consider the risks described below and the other information in this report before investing in our ordinary shares. Our business could be seriously harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Our Business

Current global economic conditions may adversely affect our business.

Our business and financial results may be affected by worldwide economic conditions. Throughout 2009 and early 2010, the semiconductor industry experienced a severe downturn fueled by the deteriorating global economic climate that drove companies to reassess their use of cash. As a result, many of our customers undertook restructuring activities and significantly cost cuts and capital spending, which adversely affected our operating results. While our revenue increased from the levels experienced in fiscal year 2009, we can not be certain that market conditions will continue to improve or that we can sustain current revenue levels. Slow or negative growth in the domestic economy may materially and adversely affect our business, financial condition and results of operations in the foreseeable future. If market conditions deteriorate, it may negatively affect sales of our products and services, and we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our operating results, cash flow and liquidity.

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

Since the beginning of fiscal year 2009, we have implemented a number of restructuring actions to streamline our organization and further reduce operating costs in order to address the cyclical downturn and the negative impact on our results driven by the deteriorating global economy. Among other things, our restructuring actions have included, and are expected to continue to include, reducing our global workforce, which may impair our ability to effectively develop and market products to remain competitive in the markets in which we compete and to operate effectively. Our cost saving actions could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if, and when, the demand for our products increases and limiting our ability to hire and retain key personnel.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor design manufacturers, and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services. Consolidation in the semiconductor industry is increasing this concentration. As a result of the concentration in the industry, our revenue is typically concentrated among a relatively small number of customers in any given period. For the three months ended January 31, 2011, revenue from our top ten customers accounted for approximately 52.5% of our total net revenue, with one customer individually accounting for more than 10% of our total net revenue. We expect that sales of our products to continue to be concentrated with a limited number of large customers for the foreseeable future. Our financial results will depend in large part on this concentrated base of customers’ sales and business results. Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

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

Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers’ orders. In order to meet anticipated demand, we must order components and build inventory before we actually receive purchase orders, which includes inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. Our results could be harmed if we do not accurately estimate our customers’ product demands and are unable to adjust our purchases according to market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products, including securing sufficient capacity from our contract manufacturers. During a market downturn, we could have excess inventory that we would not be able to sell, resulting in inventory write-downs and in potential related liabilities to our contract manufacturing partners. For the three months ended January 31, 2011, we recorded gross inventory-related provisions of $1.3 million. Having insufficient or excess inventory could have a material adverse effect on our business, financial condition and results of operations.

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

Our long and variable sales cycle depends upon factors outside of our control, and we may expend significant time and resources prior to earning any associated revenues.

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

With the expiration of the agreement not to compete on October 31, 2009, Agilent may compete with any portion, or all, of our business without restriction, and in doing so, can use the retained underlying technologies. Agilent is not permitted to use the intellectual property rights transferred to us and licensed from us back to Agilent, to compete with us with respect to our core business of developing, manufacturing, selling and supporting automated semiconductor test systems. Agilent is, however, able to use such intellectual property rights to develop and sell components for such systems, including systems developed and sold by us as well as those developed and sold by our competitors. While selling components has not represented a material portion of our business in the past, and is not expected to be an area of focus for the near future, our business could be adversely affected if systems offered by our competitors become more competitive as a result of Agilent supplying components for our competitors’ systems or if, by buying components from Agilent, our customers are able to delay, or bypass altogether, purchasing newer systems from us.

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

We may acquire, or make significant or minority investments in, complementary businesses, products or technologies. For example, in fiscal year 2009, we acquired substantially all of the assets of Touchdown, and currently, we are in a pending merger with LTX-Credence Corporation. This pending transaction and any future acquisitions or investments could be accompanied by risks such as:

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

Our future operating results will depend substantially upon the performance of our executive officers and key personnel. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, application engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. We are more susceptible to losing key talent due to the uncertainty created by our current merger and acquisition activities. Our business is particularly dependent on expertise which only a very limited number of engineers possess and it may be increasingly difficult for us to hire personnel over time. We operate in several geographic locations, including parts of Asia and Silicon Valley, where the labor markets, especially for application engineers, are particularly competitive. Our business, financial condition, and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees, particularly engineers.

Funds associated with our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income.

As of January 31, 2011, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of January 31, 2011, as our ability to liquidate such securities in the next 12 months is uncertain.

Our effective tax rate may vary significantly from period to period, and we could owe significant taxes even during periods when we experience low operating profit or operating losses.

We are incorporated in Singapore and have negotiated tax incentives with the Singapore Economic Development Board, an agency of the Government of Singapore, which have been approved by Singapore’s Ministry of Finance and Ministry of Trade and Industry. Under the incentives, a portion of the income we earn in Singapore during these ten to fifteen year incentive periods is subject to reduced rates of Singapore income tax. The incentive tax rates will expire in various fiscal years beginning in fiscal 2016. The Singapore corporate income tax rates that would apply, absent the incentives, is 17% for fiscal years 2010 and 2009. Without these incentives, our income taxes would have increased by $4 million or $0.07 per share (diluted) for fiscal year 2010, and decreased by $21 million or $0.35 per share (diluted) for fiscal year 2009. In order to receive the benefit of the incentives, we must develop and maintain in Singapore certain functions such as procurement, financial services, order management, credit and collections, spare parts depot and distribution center, a refurbishment center and regional activities like an application development center.

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

If the merger is completed, we expect that approximately 49 million of our ordinary shares will be issued to LTX-Credence shareholders. As a result, Verigy and LTX-Credence shareholders will own approximately 56 percent and 44 percent, respectively, of the combined company. The issuance of approximately 49 million ordinary shares to the LTX-Credence shareholders will cause a significant reduction in the relative percentage interest of current Verigy shareholders in voting, liquidation value and book and market value.

Governmental authorities could still seek to block or challenge the merger with LTX-Credence.

The Antitrust Division of the DOJ and the FTC granted early termination of the waiting period under the HSR Act with regard to the regulatory review of the proposed merger with LTX-Credence. The proposed merger is also subject to review by certain other governmental authorities under the antitrust laws of various other jurisdictions where Verigy and LTX-Credence conduct business. Assuming we receive all regulatory clearances, consents and approvals required to complete the merger, which cannot be guaranteed, even after the statutory waiting periods have expired, and after completion of the merger, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. Verigy, LTX-Credence or the combined company may not prevail, or may incur significant costs, in defending or settling any action under the antitrust laws.

Uncertainty about the merger may adversely affect the relationships of Verigy customers, suppliers and employees, whether or not the merger with LTX-Credence is completed.

In response to the announcement of the merger, existing or prospective customers or suppliers of Verigy may:

•	delay, defer or cease purchasing goods or services from or providing goods or services to Verigy;

•	delay or defer other decisions concerning Verigy, refuse to extend credit to Verigy; or

•	otherwise seek to change the terms on which they do business with Verigy.

Any such delays or changes to terms could seriously harm our business.

In addition, as a result of the proposed merger, current and prospective employees could experience uncertainty about their future with Verigy. These uncertainties may impair our ability to retain, recruit or motivate key personnel.

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

We have incurred, and will continue to incur, substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of attorneys, accountants, and financial advisors. In addition, we have diverted significant management resources in connection with our merger and acquisition related activities, and we are subject to restrictions contained in the merger agreement on the conduct of our business. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. Also, if the merger is not completed under certain circumstances specified in the merger agreement, we may be required to pay LTX-Credence a break-up fee of $15 million. In the event the merger is terminated by us or LTX-Credence in circumstances that obligate either party to pay the break-up fee to the other party, including where either party terminates the merger agreement because the other party’s board of directors withdraws its support of the merger, the price of our ordinary shares may decline.

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

Litigation relating to the proposed merger with LTX-Credence or to Verigy’s discussions regarding unsolicited proposals may impact the ability of Verigy or LTX-Credence to obtain the shareholder approvals required to implement the merger, and may negatively impact the financial condition of Verigy.

LTX-Credence and Verigy are currently a party to various claims and litigation related to the proposed merger. In addition, it is possible that Verigy could become party to similar matters related to the merger or arising from discussions Verigy holds in connection with unsolicited proposals, including the unsolicited proposal from Advantest Corporation. The results of complex legal proceedings are difficult to predict. The existence of litigation relating to the merger or Verigy’s discussions with Advantest could impact the likelihood of obtaining the required shareholder approvals from either Verigy or LTX-Credence. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive, could divert Verigy’s management’s attention away from their regular business, and if any one of these lawsuits is adversely resolved, this could have a material adverse effect on Verigy’s financial condition.

Risks Relating to the Unsolicited Proposal by Advantest Corporation

The unsolicited proposal by Advantest Corporation has required, and will likely continue to require, us to incur significant additional costs, has been and will likely continue to be disruptive to our business and distracting for our management, employees, customers and vendors, and may impact our proposed transaction with LTX-Credence.

On December 22, 2010, Verigy received an unsolicited, written proposal from Advantest Corporation to acquire Verigy for $15 per ordinary share in cash. The Advantest proposal revised Advantest’s previous unsolicited proposal to acquire Verigy for $12.15 per ordinary share in cash. The revised Advantest proposal remains subject to the conditions to be set forth in any subsequent offer, confirmatory due diligence, execution of mutually acceptable definitive documentation and termination of Verigy’s merger agreement with LTX-Credence. The Verigy board of directors, management team, and advisors have been in ongoing negotiations with Advantest and its advisors regarding the terms of their proposal since December. On January 26, 2011, Verigy received an initial draft definitive agreement from Advantest. On February 18, 2011, the Department of Justice issued a second request under the Hart-Scott-Rodino Act in connection with its review of Advantest’s proposal. The Verigy board of directors has not yet made any recommendation with respect to the Advantest proposal. There can be no assurances that any definitive agreement or transaction will result from the Advantest proposal or our discussions with Advantest.

Following the announcement of Advantest’s unsolicited proposal, the market price of our ordinary shares experienced volatility and increased significantly. If for any reason we do not enter into a transaction with Advantest, the market price of our ordinary shares may decline. Further, responding to Advantest’s unsolicited proposal and complying with the second request from the DOJ are expected to result in the incurrence of significant additional expenses in the form of legal and advisory fees, which may be material to our financial position and results of operations. The uncertainty caused by the Advantest proposal and the pending merger with LTX-Credence may be a significant distraction for our management and employees, and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. The uncertainty has also impacted our business, with some customers delaying orders until the uncertainty around our merger and acquisition activities is resolved. Our current and potential customers, suppliers and business partners, may terminate, or choose not to renew or enter into, arrangements with us because of the uncertainty. Additionally, Advantest’s proposal and related actions may impact our proposed transaction with LTX-Credence. These foregoing effects, alone or in combination, may harm our business and have a material adverse effect on our results of operations.

Governmental authorities could seek to block or challenge Advantest’s proposed acquisition of all of our ordinary shares.

Advantest’s proposed acquisition of our outstanding ordinary shares is subject to review by the Antitrust Division of the DOJ and the FTC under the HSR Act. On February 18, 2011, the DOJ issued a second request under the HSR Act in connection with its review of Advantest’s proposal. The second request review process will require us to invest human and financial resources, and there can be no guarantee that the DOJ will clear any proposed Advantest transaction, in which case Advantest would not be able to consummate an acquisition of our ordinary shares unless and until Advantest prevailed in litigation against the DOJ. Such litigation would be time consuming and expensive and the outcome uncertain. In addition, any Advantest acquisition of our ordinary shares would also be subject to review by certain other governmental authorities under the antitrust laws of various other jurisdictions where Verigy and Advantest conduct business. Assuming all regulatory clearances, consents and approvals required to complete the acquisition of our ordinary shares were received, which cannot be guaranteed, even after the statutory waiting periods have expired, and after completion of an acquisition, governmental authorities could seek to block or challenge the acquisition as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin Advantest’s acquisition of our ordinary shares, before or after it is completed.

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

We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). We were not classified as a PFIC for the first quarter of fiscal year 2011 or in any prior taxable year. Whether we will, in fact, be classified as a PFIC for any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. There can be no assurance that we will not be classified as a PFIC in the future or the Internal Revenue Service will not challenge our determination concerning PFIC status for any prior period.

At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors.

The trading price of our ordinary shares has at times fluctuated significantly. For example, during the three months ended January 31, 2011, the trading price of our ordinary shares ranged from a low of $8.00 to a high of $13.79. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	general economic and political conditions and specific conditions in the semiconductor industry;

•	changes in expectations as to our future financial performance, including financial estimates, ratings or publication of research reports by securities analysts;

•	strategic moves by us or our competitors, such as acquisitions or restructurings;

•	announcements of new products or technical innovations by us or our competitors;

•	actions by institutional shareholders; and

•	speculation in the press or investment community.

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

On March 2, 2011, the Compensation Committee of the Board of Directors approved short-term corporate operating profit metrics for the first half fiscal year 2011 Pay for Results bonus program. Verigy’s incentive compensation bonus program is designed to provide short-term incentive compensation based upon the achievement of specific operating profit goals. The program is administered in six-month performance periods that coincide with each half of Verigy’s fiscal year and provides for cash bonuses to be paid semi-annually when performance targets are achieved. The target bonus for each participant is equal to a stated percentage of the participant’s base salary. The Compensation Committee has discretion to adjust bonuses under the program.

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number		Incorporated By Reference
	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between Agilent and Verigy Ltd., effective May 31, 2006	S-1/A	333-132291	2.1	6/5/2006

2.2	Agreement and Plan of Merger by and among Verigy Ltd., Alisier Limited, Lobster-1 Merger Corporation, Lobster-2 Merger Corporation, and LTX-Credence Corporation, dated as November 17, 2010	8-K	000-52038	2.1	11/18/2010

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

10.1**	Non-Competition Agreement by and between Verigy Ltd. and Keith L. Barnes, dated November 17, 2010	8-K	000-52038	10.1	11/18/2010

10.2**	Compensation Letter by and between Verigy Ltd. and Robert Nikl, dated November 17, 2010.	8-K	000-52038	10.3	11/18/2010

10.3**	Promotion Letter by and between Verigy Ltd. and Jorge Titinger, dated November 17, 2010	8-K	000-52038	10.2	11/18/2010

10.4**	Offer Letter by and between Verigy Ltd. and David G. Tacelli, dated November 17, 2010	8-K	000-52038	10.4	11/18/2010

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Verigy, Ltd. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2011	By:	/S/ ROBERT J. NIKL
ROBERT J. NIKL
Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference
	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between Agilent and Verigy Ltd., effective May 31, 2006	S-1/A	333-132291	2.1	6/5/2006

2.2	Agreement and Plan of Merger by and among Verigy Ltd., Alisier Limited, Lobster-1 Merger Corporation, Lobster-2 Merger Corporation, and LTX-Credence Corporation, dated as November 17, 2010	8-K	000-52038	2.1	11/18/2010

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

10.1**	Non-Competition Agreement by and between Verigy Ltd. and Keith L. Barnes, dated November 17, 2010	8-K	000-52038	10.1	11/18/2010

10.2**	Compensation Letter by and between Verigy Ltd. and Robert Nikl, dated November 17, 2010.	8-K	000-52038	10.3	11/18/2010

10.3**	Promotion Letter by and between Verigy Ltd. and Jorge Titinger, dated November 17, 2010	8-K	000-52038	10.2	11/18/2010

10.4**	Offer Letter by and between Verigy Ltd. and David G. Tacelli, dated November 17, 2010	8-K	000-52038	10.4	11/18/2010

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Verigy, Ltd. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.