Form 10-Q
period 2011-04-30
Verigy Ltd.
filed 2011-06-08
CIK 1352341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 3, 2011, there were 61,729,602 outstanding ordinary shares, no par value.

VERIGY LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions, except share amounts)
Net revenue:
Products	$77	$88	$160	$164
Services	35	32	72	62

Total net revenue	112	120	232	226
Costs of sales:
Cost of products	50	42	92	82
Cost of services	22	21	44	40

Total costs of sales	72	63	136	122
Operating expenses:
Research and development	23	23	46	45
Selling, general and administrative	29	32	58	61
Transaction-related costs	23	—	32	—
Restructuring charges	2	1	2	2

Total operating expenses	77	56	138	108
(Loss) income from operations	(37)	1	(42)	(4)
Other (expense) income, net	(1)	(1)	(1)	(2)
Impairment of investments	—	(1)	—	(1)

Loss before income taxes	(38)	(1)	(43)	(7)
Provision for income taxes	2	—	2	—

Net loss	$(40)	$(1)	$(45)	$(7)

Net loss per share – basic:	$(0.66)	$(0.02)	$(0.74)	$(0.12)
Net loss per share – diluted:	$(0.66)	$(0.02)	$(0.74)	$(0.12)
Weighted average shares (in thousands) used in computing net loss per share:
Basic:	60,766	59,353	60,608	59,249
Diluted:	60,766	59,353	60,608	59,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2011	October 31, 2010
	(in millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$244	$296
Short-term marketable securities	153	135
Trade accounts receivable, net	77	94
Inventory	93	85
Other current assets	55	47

Total current assets	622	657
Property, plant and equipment, net	43	45
Long-term marketable securities	24	38
Goodwill and other intangibles, net	14	14
Other long-term assets	64	63

Total assets	$767	$817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65	$69
Employee compensation and benefits	23	35
Deferred revenue, current	37	44
Income taxes and other taxes payable	3	6
Other current liabilities	21	18

Total current liabilities	149	172
Long-term liabilities:
Convertible senior notes	138	138
Income taxes payable	19	18
Other long-term liabilities	60	60

Total liabilities	366	388

Commitments and contingencies (Note 22)
Shareholders’ equity
Ordinary shares, no par value; 60,804,148 and 60,015,188 issued and outstanding at April 30, 2011 and October 31, 2010, respectively
Additional paid in capital	462	449
Accumulated deficit	(52)	(7)
Accumulated other comprehensive loss	(9)	(13)

Total shareholders’ equity	401	429

Total liabilities and shareholders’ equity	$767	$817

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERIGY LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended April 30,
	2011	2010
	(in millions)
Cash flows from operating activities:
Net loss	$(45)	$(7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	10
Gross excess and obsolete inventory-related provisions	11	3
Share-based compensation	11	10
Impairment of investments	—	1
Realized gain on marketable securities	(2)	—
Changes in assets and liabilities:
Trade accounts receivable, net	17	(26)
Inventory	(16)	(17)
Accounts payable	(4)	20
Employee compensation and benefits	(12)	—
Deferred revenue, current	(7)	8
Income taxes and other taxes payable	(3)	(4)
Other current assets and accrued liabilities	(7)	(5)
Other long-term assets and long-term liabilities	(1)	—

Net cash used in operating activities	(47)	(7)
Cash flows from investing activities:
Investments in property, plant and equipment	(6)	(7)
Proceeds from disposition of assets	1	1
Purchases of available for sale marketable securities	(121)	(139)
Proceeds from sales of available for sale marketable securities	53	120
Proceeds from maturities of available for sale marketable securities	65	34

Net cash (used in) provided by investing activities	(8)	9
Cash flows from financing activities:
Issuance of ordinary shares under employee stock plans	2	1

Net cash provided by financing activities	2	1

Effect of exchange rate changes on cash and cash equivalents	1	—
Net (decrease) increase in cash and cash equivalents	(52)	3
Cash and cash equivalents at beginning of period	296	197

Cash and cash equivalents at end of period	$244	$200

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3	$2
Cash paid for interest	$4	$4

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

Transaction-Related Activities

On March 25, 2011, the Agreement and Plan of Merger, dated as November 17, 2010, by and among Verigy, Alisier Limited, a corporation organized under the laws of Singapore (“Holdco”), Lobster-1 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Verigy, Lobster-2 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Holdco, and LTX-Credence Corporation (“LTXC”), a Massachusetts corporation (the “Merger Agreement”), was terminated. A description of the material terms of the Merger Agreement can be found in the Current Report on Form 8-K filed by Verigy on November 18, 2010, and is incorporated herein by reference. In connection with the termination of the Merger Agreement, Verigy has paid LTXC a termination payment of $15 million.

On March 28, 2011 (Japan Time), Verigy Ltd., a corporation organized under the laws of Singapore (“Verigy”), entered into an Implementation Agreement with Advantest Corporation (“Advantest”), dated as of March 28, 2011 (the “Implementation Agreement”), that provides for all issued and outstanding ordinary shares of Verigy to be transferred to Advantest in exchange for US$15.00 per share in cash (the “Transaction”). In connection with the Transaction, Verigy filed a definitive proxy statement with the U.S. Securities and Exchange Commission (“SEC”) on May 20, 2011 and expects to hold a special meeting of shareholders on June 17, 2011 to approve the Transaction.

Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. Verigy adopted this accounting guidance at the beginning of its first fiscal quarter ended January 31, 2011 and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Verigy adopted this accounting guidance at the beginning of its first fiscal quarter ended January 31, 2011, and has applied the adoption prospectively to transactions originating or materially modified after November 1, 2010. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on the Company’s financial position, results of operations or cash flows for the three or six month periods ending April 30, 2011. The adoption of the new standard did not change the units of accounting for Verigy’s revenue transactions.

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

We also adopted accounting guidance for the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. As of April 30, 2011, we did not elect the fair value option for any financial assets and liabilities that were not previously measured at fair value.

The accounting guidance for fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:

Valuations based on quoted prices in active markets for identical assets or liabilities as of the reporting date. Our Level 1 assets consist of various money market fund investments and certificate of deposits, all of which are traded in an active market with sufficient volume and frequency of transactions.

Level 2:

Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions, or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities consist of derivative assets and liabilities, government agency securities and corporate debt securities which are priced using inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Our derivative liabilities were immaterial as of April 30, 2011.

Level 3:

Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. Our Level 3 assets consist of auction rate securities.

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2011:

	Fair Value Measurement as of April 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Money market funds	$169	$—	$—	$169
Government agency securities	—	4	—	4
Certificate of deposits	22	—	—	22
Corporate debt securities	—	154	—	154
Auction rate securities	—	—	24	24
Derivative assets	—	6	—	6

Total assets measured at fair value	$191	$164	$24	$379

The amounts in the table above are reported in the condensed consolidated balance sheet as of April 30, 2011 as follows:

	Fair Value Measurement as of April 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets
Cash equivalents	$169	$27	$—	$196
Short-term marketable securities	22	131	—	153
Long-term marketable securities	—	—	24	24
Other current assets	—	6	—	6

Total assets measured at fair value	$191	$164	$24	$379

The following table provides a summary of changes in fair value of our Level 3 financial assets as of April 30, 2011:

	Auction Rate Securities	Money Market Funds
	(in millions)
Balance as of October 31, 2010	$38	$1
Sale of investments	(14)	—
Transfer out of level 3 to level 1 (1)	—	(1)

Balance as of April 30, 2011	$24	$—

(1)	We received the final distribution of payment on the International Reserve fund during the three months ended April 30, 2011. The settlement amount was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the six months ended April 30, 2011, recorded within other (expense) income, net in the condensed consolidated statement of operations.

The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure.

	As of April 30, 2011
	(in millions)
	Carrying Value	Fair Value
Convertible senior notes due July 15, 2014	$138	$175

Total convertible notes	$138	$175

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

Cash Flow Hedges

We use forward contracts designated as cash flow hedges to hedge a portion of future forecasted purchases in Singapore dollar and the euro. Changes in the fair value of derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of hedges, if any, are recognized in the condensed consolidated statement of operations. The effective portion of the foreign exchange gain (loss) is reported as a component of accumulated other comprehensive loss in shareholders’ equity and is reclassified into the statement of operations when the hedged transaction affects earnings. All amounts included in accumulated other comprehensive loss as of April 30, 2011 will generally be reclassified into earnings within twelve months. Changes in the fair value of foreign currency forward exchange due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in other (expense) income, net in the statement of operations. We did not have any ineffective hedges during the periods presented. As of April 30, 2011, the total notional amount of outstanding forward contracts in place that hedged future purchases was approximately $35.6 million, based upon the exchange rate as of April 30, 2011. The forward contracts cover future purchases that are expected to occur over the next twelve months.

Balance Sheet Hedges

Other derivatives not designated as hedging instruments consists primarily of forward contracts to minimize the risk associated with the foreign exchange effects of remeasuring monetary assets and liabilities. Monetary assets and liabilities denominated in foreign currencies and the associated outstanding forward contracts are marked-to-market as of April 30, 2011, with realized and unrealized gains and losses included in other (expense) income, net. As of April 30, 2011, we had foreign currency forward contracts in place to hedge exposures in euro, Israeli shekel, Japanese yen, Singapore dollar, Malaysian ringgit, Canadian dollar, Korean won, Chinese yuan and the Taiwanese dollar. As of April 30, 2011, the total notional amount of outstanding forward contracts in place for foreign currency purchases was approximately $51.2 million and the total outstanding forward contracts in place for foreign currency sales was $26.1 million, based upon the exchange rates as of April 30, 2011.

For the three months ended April 30, 2011, non-designated foreign currency forward contracts resulted in a gain of $1.2 million. For the three months ended April 30, 2011, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $1.2 million. For the six months ended April 30, 2011, non-designated foreign currency forward contracts resulted in a gain of $1.4 million. For the six months ended April 30, 2011, the remeasurement of the foreign currency exposures hedged by these forward contracts resulted in a loss of $2.0 million. All of the above noted gains and losses are included in other (expense) income, net in our condensed consolidated statements of operations.

The amounts in the tables below include fair value adjustments related to our own credit risk and counterparty credit risk.

Fair Value of Derivative Contracts

Fair value of derivative contracts was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	April 30, 2011	October 31, 2010	April 30, 2011	October 31, 2010
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$4.6	$2.9	$—	$—
Foreign exchange contracts not designated as cash flow hedges	0.9	0.7	—	0.2

Total derivatives costs	$5.5	$3.6	$—	$0.2

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Loss

The following table represents only the amounts recognized in other comprehensive loss for designated derivative contracts and the associated impact that was reclassified to the statement of operations as an (increase) decrease in cost of sales and operating expenses:

	Change Recognized in OCI (Effective Portion)		Location of Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)	Amounts Reclassified from Accumulated OCI into Earnings (Effective Portion)
	Three Months Ended April 30, 2011	Six Months Ended April 30, 2011		Three Months Ended April 30, 2011	Six Months Ended April 30, 2011
	(in millions)			(in millions)
Foreign exchange contracts	$4.1	$3.7	Cost of Sales	$0.4	$0.3
			Operating Expenses	$0.9	$0.8

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

Effect of Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of designated derivative contracts on the results of operations recognized as an (increase) decrease in cost of sales and operating expenses was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Foreign exchange contracts designated as cash flow hedges	$1.3	$(0.7)	$1.1	$0.3

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on the results of operations recognized in other (expense) income, net was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Gain on foreign exchange contracts	$1.2	$0.5	$1.4	$0.8

6.	NET LOSS PER SHARE

The following is a reconciliation of the basic and diluted net loss per share computations for the periods presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Basic Net Loss Per Share:
Net loss (in millions)	$(40)	$(1)	$(45)	$(7)
Weighted average number of ordinary shares (1)	60,766	59,353	60,608	59,249
Basic net loss per share	$(0.66)	$(0.02)	$(0.74)	$(0.12)
Diluted Net Loss Per Share:
Net loss (in millions)	$(40)	$(1)	$(45)	$(7)
Weighted average number of ordinary shares (1)	60,766	59,353	60,608	59,249
Potentially dilutive common stock equivalents—stock options, restricted share units and other employee stock plans (1) (2)	—	—	—	—

Total shares for purpose of calculating diluted net loss per share (1)	60,766	59,353	60,608	59,249

Diluted net loss per share	$(0.66)	$(0.02)	$(0.74)	$(0.12)

(1)	Weighted average shares are presented in thousands.
(2)	The dilutive effect of our convertible senior notes will be reflected in diluted net income per share by application of the if-converted method. The conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. Also see Note 11, “Convertible Senior Notes.”

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

The following table presents those outstanding options to purchase ordinary shares, restricted share units and convertible senior notes which were not included in the computation of diluted net loss per share because the effect of their inclusion was anti-dilutive:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Non-qualified Share Options:
Number of options to purchase ordinary shares	4,988	4,612	4,988	4,612
Restricted Share Units:
Number of restricted share units	1,356	1,674	1,356	1,674
Convertible Senior Notes:
Number of potential ordinary shares to be converted	10,526	10,526	10,526	10,526

7.	PROVISION FOR INCOME TAXES

For the three months ended April 30, 2011 and 2010, we recorded an income tax provision of approximately $1.7 million and $0.1 million, or effective tax rates of (4.5)% and (14.0)%, respectively. In addition, during the six months ended April 30, 2011 and 2010, we recorded an income tax provision of approximately $1.4 million and $0.3 million, or effective tax rates of (3.2)% and (4.9)%, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income or loss before taxes and the related tax rates in the jurisdictions where we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.

At April 30, 2011, the total unrecognized tax benefits of $19.8 million included approximately $0.5 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $19.3 million of unrecognized tax benefits which are reflected in other long term liabilities.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We have approximately $2.5 million of accrued interest and penalties as of April 30, 2011 and approximately $2.1 million of accrued interest and penalties as of April 30, 2010.

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

2006 Equity Incentive Plan

On June 7, 2006, our board of directors adopted the Verigy Ltd. 2006 Equity Incentive Plan (the “2006 EIP”). A total of 10,300,000 ordinary shares were authorized for issuance under the plan. The 2006 EIP provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted share units. On April 6, 2010, our shareholders approved an additional 3,000,000 ordinary shares to increase the maximum number of ordinary shares authorized for issuance under the 2006 EIP to 13,300,000 ordinary shares. As of April 30, 2011, there were approximately 3,700,000 ordinary shares available for new awards under the 2006 EIP and approximately 7,100,000 ordinary shares reserved for issuance for outstanding stock option and restricted share unit awards.

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

As of April 30, 2011, a cumulative plan total of 2,453,188 ordinary shares had been issued since inception as a result of purchases made by participants in our Purchase Plan, including 398,587 shares issued in the first quarter of fiscal year 2011.

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

Share-Based Award Activity

The following table summarizes stock option activity during the six months ended April 30, 2011:

	Options
	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding as of October 31, 2010	4,575	$14.09
Granted	619	$9.45
Exercised (1)	(116)	$10.07
Cancelled / Expired	(90)	$19.65

Outstanding as of April 30, 2011	4,988	$13.51

(1)	The total pretax intrinsic value of stock options exercised during the six months ended April 30, 2011 was immaterial.

The following table summarizes restricted share unit activity during the six months ended April 30, 2011:

	Restricted Share Units (RSU)
	Shares	Weighted Average Grant Date Share Price
	(in thousands)
Outstanding as of October 31, 2010	1,735	$12.31
Granted	808	$11.83
Vested and paid out	(402)	$14.21
Forfeited	(70)	$12.36

Outstanding as of April 30, 2011 (2) (3)	2,071	$11.75

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that we pay on behalf of our employees. During the six months ended April 30, 2011, we withheld approximately 127,000 ordinary shares to satisfy $1.5 million of employees’ tax obligations.

The following table summarizes information about all outstanding stock options to purchase ordinary shares of Verigy at April 30, 2011:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
$6.49 — 15.00	3,397	4.28 years	$11.01	$12,147
$15.01 — 20.00	1,210	3.57 years	$16.62	—
$20.01 — 25.00	84	3.24 years	$24.04	—
$25.01 — 30.00	297	2.80 years	$26.44	—

	4,988	4.00 years	$13.51	$12,147

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on Verigy’s closing stock price of $14.46 on April 29, 2011, which would have been received by award holders had all award holders exercised their awards (both vested and unvested) that were in-the-money as of that date. As of April 30, 2011, approximately 3,600,000 outstanding options were vested and exercisable and the weighted average exercise price was $14.62. The total number of exercisable stock options that were in-the-money was approximately 1,300,000, and the weighted average exercise price per share of the in-the-money options was $9.81.

The following table summarizes information about all outstanding restricted share unit awards of Verigy ordinary shares at April 30, 2011:

	Restricted Share Units Outstanding
Range of Grant Date Share Prices	Number Outstanding	Weighted Average Grant Date Share Price
	(in thousands)
$6.46 — 15.00 (2)	1,925	$10.98
$15.01 — 20.00 (3)	9	$18.45
$20.01 — 25.00	105	$20.92
$25.01 — 30.00	32	$26.22

	2,071	$11.75

(2)	The outstanding restricted share units as of April 30, 2011 include approximately 85,000 fully vested units held by outside directors.
(3)	The outstanding restricted share units as of April 30, 2011 include approximately 6,000 fully vested units held by outside directors.

As of April 30, 2011, the total grant date fair value of our outstanding restricted share units was approximately $24.3 million and the aggregate market value of the ordinary shares underlying the outstanding restricted share units was $29.9 million.

Share-Based Compensation

The impact on our results for share-based compensation for Verigy options, restricted share units and employee share purchases made under the Purchase Plan for the three and six months ended April 30, 2011 and 2010, respectively, was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Cost of products and services	$0.7	$0.8	$1.5	$1.6
Research and development	0.5	0.6	1.0	1.0
Selling, general and administrative	2.5	3.6	8.5	7.0

Total share-based compensation expense	$3.7	$5.0	$11.0	$9.6

For the three and six months ended April 30, 2011 and 2010, share-based compensation capitalized within inventory was insignificant.

The weighted average grant date fair value of Verigy options granted during the three and six months ended April 30, 2011, was $4.70 and $3.94 per share, respectively, and was determined using the Black-Scholes option pricing model. The weighted average grant date fair value of Verigy options granted during the three and six months ended April 30, 2010, was $4.39 and $4.45 per share, respectively, and was determined using the Black-Scholes option pricing model. The tax benefit realized from equity compensation for the three and six months ended April 30, 2011 and 2010 was insignificant.

As of April 30, 2011 and 2010, the total compensation cost related to share-based awards not yet recognized, net of expected forfeitures, was approximately $23.2 million and $29.9 million, respectively. We expect to recognize the compensation cost related to these share-based awards over a weighted average of 2.68 years.

Valuation Assumptions for Verigy Options

The fair value of Verigy options granted during the three and six months ended April 30, 2011 and 2010 was estimated at grant date using a Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Risk-free interest rate for options	1.86%	2.23%	1.50%	2.08%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for options	40.5%	48.1%	48.9%	48.2%
Expected option life	4.50 years	4.31 years	4.50 years	4.39 years

Valuation Assumptions for the Purchase Plan

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Risk-free interest rate for ESPP	0.20%	0.25%	0.20%	0.25%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility for ESPP	48.1%	49.2%	48.1%	49.2%
Expected ESPP life	6 months	6 months	6 months	6 months

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

2010 Repurchase Plan

On April 6, 2010, at our 2010 annual general meeting of shareholders, our shareholders approved a resolution to renew the share repurchase program to extend through the 2011 annual general meeting of shareholders (the “2010 Repurchase Plan”). This approval allows the repurchase of up to 10 percent of Verigy’s outstanding ordinary shares, or approximately 6 million ordinary shares, incremental to the ordinary shares repurchased through the 2009 Repurchase Plan. The 2010 Repurchase Plan was effective through our 2011 annual general meeting of shareholders.

We repurchased 2.8 million ordinary shares for approximately $55 million with a weighted average price per share of $19.25 under the 2008 and 2009 Repurchase Plans as of October 31, 2009. We did not repurchase any ordinary shares during fiscal year ending October 31, 2010 through the six months ended April 30, 2011. All repurchased shares are immediately retired and are available for future resale.

10.	COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Net loss	$(40)	$(1)	$(45)	$(7)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	1	2	1
Change in minimum pension liability, net of tax	—	—	—	1
Change in unrealized gains (losses) on derivative instruments qualifying as cash flow hedges, net of tax	2	(1)	2	(3)

Total comprehensive loss	$(37)	$(1)	$(41)	$(8)

11.	CONVERTIBLE SENIOR NOTES

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

Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of April 30, 2011, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2011, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of April 30, 2011 had a carrying value of $373 million, of which approximately $24 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we did not record any unrealized gain or loss within accumulated other comprehensive loss for the three months ended April 30, 2011. We recorded a net unrealized loss within accumulated other comprehensive loss of approximately $0.6 million, primarily for our auction rate securities that are backed by pools of student loans for the six months ended April 30, 2011.

Investments in money market funds have included investments in the Reserve Primary Funds and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. We received the final distribution from our investment in the Reserve Primary Fund during the fiscal year ended October 31, 2010. We received the final distribution of payment on the International Reserve fund during the three months ended April 30, 2011. The settlement amount was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the six months ended April 30, 2011, recorded within other (expense) income, net in the condensed consolidated statement of operations. We also recognized a realized gain on the sale of long-term investments for the six months ended April 30, 2011 of $0.7 million, recorded within other (expense) income, net in the condensed consolidated statement of operations.

The following table summarizes our marketable security investments as of April 30, 2011:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$169	$—	$169
Certificate of deposits	22	—	22
U.S. government agency securities	4	—	4
Corporate debt securities	154	—	154

Total cash equivalents and short-term marketable securities	$349	$—	$349

Long-term marketable securities:
Auction rate securities	$25	$(1)	$24

Total long-term available for sale investments	$25	$(1)	$24

As Reported:
Cash equivalents			$196
Short-term marketable securities			153
Long-term marketable securities			24

Total at April 30, 2011			$373

The following table summarizes our marketable security investments as of October 31, 2010:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Cash equivalents and short-term marketable securities:
Money market funds	$226	$—	$226
Certificate of deposits	17	—	17
U.S. government agency securities	26	—	26
Corporate debt securities	110	—	110

Total cash equivalents and short-term marketable securities	$379	$—	$379

Long-term marketable securities:
Auction rate securities	$38	$—	$38

Total long-term available for sale investments	$38	$—	$38

As Reported:
Cash equivalents			$244
Short-term marketable securities			135
Long-term marketable securities			38

Total at October 31, 2010			$417

The amortized cost, which is net of other-than-temporary impairment losses, and estimated fair value of cash equivalents and marketable securities classified as available for sale as of April 30, 2011 are shown in the table below by their contractual maturity dates:

	Cost	Gross Unrealized Gains (Losses)	Estimated Fair Market Value
		(in millions)
Less than 1 year	$289	$—	$289
Due in 1 to 2 years	60	—	60
Due after 2 years	25	(1)	24

Total at April 30, 2011	$374	$(1)	$373

13.	INVENTORY

Inventory, net of related reserves, consists of the following:

	April 30, 2011	October 31, 2010
	(in millions)
Raw materials	$51	$38
Finished goods	42	47

Total inventory	$93	$85

There were approximately $25 million of demonstration products included in finished goods inventory as of April 30, 2011, and $30 million as of October 31, 2010.

The total cost of products in the condensed consolidated statements of operations for the three months ended April 30, 2011 and 2010 included gross inventory-related provisions of $10.2 million and $1.3 million, respectively, for excess and obsolete inventory at our sites, as well as inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. In addition, our gross margins were favorably impacted by the sale of previously written down inventory of $1.4 million and $1.5 million, respectively, for the same periods.

For the six months ended April 30, 2011 and 2010 total cost of products included gross inventory-related provisions of $11.4 million and $3.1 million, respectively, for excess and obsolete inventory. In addition, our gross margins were favorably impacted by the sale of previously written down inventory of $2.9 million and $5.6 million, respectively, for the same periods.

14.	PROPERTY, PLANT AND EQUIPMENT, NET

	April 30, 2011	October 31, 2010
	(in millions)
Leasehold improvements	$14	$14
Software	21	21
Machinery and equipment	85	79

Total property, plant and equipment	120	114
Accumulated depreciation	(77)	(69)

Total property, plant and equipment, net	$43	$45

We recorded approximately $6 million and $5 million of depreciation and amortization expense for the three months ended April 30, 2011 and 2010, respectively. We recorded approximately $11 million and $10 million of depreciation and amortization expense for the six months ended April 30, 2011 and 2010, respectively.

15.	OTHER (EXPENSE) INCOME, NET

The following table presents the components of other (expense) income, net for the three and six months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Interest and other income	$1	$1	$4	$2
Interest expense	(2)	(2)	(4)	(4)
Net foreign currency loss	—	—	(1)	—

Other (expense) income, net	$(1)	$(1)	$(1)	$(2)

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

We received the final distribution of payment on the International Reserve fund during the three months ended April 30, 2011. The settlement amount was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the six months ended April 30, 2011, recorded within other (expense) income, net in the condensed consolidated statement of operations. We also recognized a realized gain on the sale of long-term investments for the six months ended April 30, 2011 of $0.7 million, recorded within other (expense) income, net in the condensed consolidated statement of operations.

16.	GOODWILL AND OTHER LONG-LIVED ASSETS

Our goodwill balance represents an allocation of goodwill recorded during the 2006 separation from Agilent. Our goodwill balance was $13 million as of April 30, 2011 and as of October 31, 2010. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

We recorded $2 million of intangible assets related to our acquisition of Touchdown Technologies, with a weighted-average amortization period of 4 years. These assets are being amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of April 30, 2011 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

17.	GUARANTEES

Standard Warranty

A summary of our standard warranty accrual activity for the six months ended April 30, 2011 and 2010 is shown in the table below:

	Six Months Ended April 30,
	2011	2010
	(in millions)
Beginning balance at November 1,	$3	$3
Accruals for warranties issued during the period	2	2
Accruals related to pre-existing warranties (including changes in estimates)	1	(2)
Settlements made during the period	(3)	(1)

Ending balance at April 30,	$3	$2

The standard warranty accrual is included within other current liabilities in our condensed consolidated balance sheets.

Also see Note 21, “Other Current Liabilities and Other Long-Term Liabilities.”

Extended Warranty

A summary of our deferred revenue activity related to extended warranty agreements for the six months ended April 30, 2011 and 2010 is shown in the table below:

	Six Months Ended April 30,
	2011	2010
	(in millions)
Beginning balance at November 1,	$7	$8
Revenue recognized during the period	(2)	(4)
Deferral of revenue for new contracts	2	2

Ending balance at April 30,	$7	$6

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

18.	TRANSACTION-RELATED COSTS

Transaction-related costs include costs incurred directly related to the activities with LTX-Credence and with Advantest. These costs consist primarily of the $15 million break-up fee incurred to terminate the merger agreement signed with LTX-Credence on November 17, 2010, third party costs for legal, accounting and consulting fees as well as expenses related to a separation agreement with a key employee. Transaction-related costs included approximately $3.2 million of share-based compensation for the six months ended April 30, 2011. Also see Note 2, “Summary of Significant Accounting Policies.”

The following table presents the components of the transaction-related costs incurred for the three and six months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Break-up fee paid to LTX-Credence	$15	$—	$15	$—
Legal costs	7	—	9	—
Bankers fee	—	—	1	—
Accounting and other consulting costs	1	—	2	—
Separation costs with a key employee	—	—	5	—

Transaction-related costs	$23	$—	$32	$—

19.	RESTRUCTURING

As of April 30, 2011, we had approximately $3.0 million of accrued restructuring liability included within other current liabilities on our condensed consolidated balance sheet. The accrual primarily relates to severance and benefit payments for restructuring actions implemented in fiscal year 2011. These payments are expected to be made by the end of fiscal year 2011.

The total charge for the three and six months ended April 30, 2011 for our restructuring actions and accelerated depreciation related to fixed assets that are no longer being used was approximately $3.0 million and $3.4 million, respectively. Approximately $1.3 million was recorded within cost of sales in the respective periods and the remainder of which was recorded within operating expenses.

The table below summarizes the impact to the statement of operations resulting from all restructuring actions for the three and six months ended April 30, 2011 and 2010 is shown below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Restructuring charges (included in cost of sales)	$1.3	$0.5	$1.3	$0.8
Restructuring charges (included in operating expenses)	1.7	0.6	2.1	1.6

Total restructuring charges	$3.0	$1.1	$3.4	$2.4

A summary of restructuring activity for all restructuring actions through April 30, 2011 is shown in the table below:

Workforce Reduction
(in millions)
Beginning balance at November 1, 2010	$3.5
Total charges	3.4
Cash payments	(2.8)
Other	(1.1)

Ending balance at April 30, 2011	$3.0

20.	RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

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

For the three and six months ended April 30, 2011, our matching expenses for our U.S. employees under the Verigy 401(k) plan were $0.7 million and $1.2 million, respectively, compared to $0.5 million and $0.9 million in the comparable periods in fiscal year 2010. We did not incur any expense for the Verigy profit sharing plans for both periods presented.

Prior to the separation, Agilent had sponsored post-retirement health care benefits and a death benefit under the Retiree Survivor’s Benefit Plan for our eligible U.S. employees. At June 1, 2006, the present value of our responsibility for the retiree medical benefit obligation was approximately $2.3 million. We are ratably recognizing this obligation over a period of 6.4 years, the shorter of the estimated average working lifetime or retirement eligibility of these employees. Effective June 1, 2006, Verigy made available certain retiree benefits to U.S. employees meeting certain age and service requirements upon termination of employment through Verigy’s Retiree Medical Account (RMA) Plan. For the three and six months ended April 30, 2011 and 2010, the amount of expenses recognized under the RMA plan for both periods presented was approximately $0.1 million and $0.3 million, respectively. There are no plan assets related to these obligations, and we currently do not have any plans to make any contributions.

Non-U.S. Retirement Benefit Plans. Eligible employees outside the U.S. generally receive retirement benefits under various retirement plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

Costs for All U.S. and Non-U.S. Plans. The following tables summarize the principal components of total costs associated with the retirement-related benefit plans of Verigy for the three and six months ended April 30, 2011 and 2010:

	U.S. Plans		Non-U.S. Plans		Total
	Three Months Ended April 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Defined benefit pension plan costs	$—	$—	$1.4	$0.9	$1.4	$0.9
Defined contribution pension plan costs	0.7	0.5	0.3	0.2	1.0	0.7
Non-pension post-retirement benefit costs	0.1	0.1	—	—	0.1	0.1

Total retirement-related plans costs	$0.8	$0.6	$1.7	$1.1	$2.5	$1.7

	U.S. Plans		Non-U.S. Plans		Total
	Six Months Ended April 30,
	2011	2010	2011	2010	2011	2010
	(in millions)
Defined benefit pension plan costs	$—	$—	$2.9	$1.8	$2.9	$1.8
Defined contribution pension plan costs	1.2	0.9	0.6	0.4	1.8	1.3
Non-pension post-retirement benefit costs	0.3	0.3	—	—	0.3	0.3

Total retirement-related plans costs	$1.5	$1.2	$3.5	$2.2	$5.0	$3.4

Non-U.S. Defined Benefit. For the three and six months ended April 30, 2011 and 2010, the net pension costs related to participation in our non-U.S. defined benefit plans were comprised of:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Service cost — benefits earned during the year	$0.9	$0.8	$2.1	$1.4
Interest cost on benefit obligation	1.0	0.8	1.9	1.7
Expected return on plan assets	(0.8)	(0.7)	(1.6)	(1.4)
Actuarial loss	0.3	—	0.5	0.1

Total net plan costs	$1.4	$0.9	$2.9	$1.8

We made approximately $5 million of contributions for the retirement plans during the six months ended April 30, 2011.

Measurement date. We use October 31 as the measurement date to measure our plan assets and benefit obligations for all of our non-U.S. plans and U.S. retiree medical account.

21.	OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES

Other current liabilities as of April 30, 2011 and October 31, 2010, were as follows:

	April 30, 2011	October 31, 2010
	(in millions)
Supplier liabilities	$11	$6
Restructuring accrual	3	4
Accrued warranty costs	3	3
Leases payable	—	1
Interest payable	2	2
Other	2	2

Total other current liabilities	$21	$18

Supplier liabilities reflect the amount by which our firmly committed inventory purchases from our suppliers exceed our current forecasted production and service and support needs. Also see Note 17, “Guarantees” for additional information regarding warranty accruals and Note 19, “Restructuring” for additional information regarding our restructuring accrual.

Other long-term liabilities as of April 30, 2011 and October 31, 2010, were as follows:

	April 30, 2011	October 31, 2010
	(in millions)
Long-term extended warranty and deferred revenue	$3	$3
Retirement plan accruals	40	41
Deferred acquisition credit	6	6
Long-term deferred compensation accrual	11	10

Total other long-term liabilities	$60	$60

Also see Note 20, “Retirement Plans and Post-Retirement Benefits” for additional information regarding retirement plan accruals.

22.	COMMITMENTS AND CONTINGENCIES

As of April 30, 2011, there was no material change in our capital lease obligations, operating lease obligations, purchase obligations or any other long-term liabilities reflected on our condensed consolidated balance sheets as compared to such obligations and liabilities as of October 31, 2010.

At April 30, 2011, the total unrecognized tax benefits of $19.8 million included approximately $0.5 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $19.3 million of unrecognized tax benefits which are reflected in other long-term liabilities.

Rent expense was $1.6 million and $1.7 million for the three months ended April 30, 2011 and 2010, respectively, and $3.4 million for both the six months ended April 30, 2011 and 2010.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. As of April 30, 2011, there were no matters that impacted our condensed consolidated financial statements.

23.	SEGMENT & GEOGRAPHIC INFORMATION

The accounting principles generally accepted in the U.S. require us to identify the segment or segments we operate in. We have two operating segments, SOC test systems and memory test systems, which we report as two reportable segments. All historical segment numbers for the three and six months ended April 30, 2010 were presented to conform to the three and six months ended April 30, 2011.

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

•

Our memory business provides solutions designed to test semiconductors designed to store user data such as DRAM, including DDR3 and flash memory, including both NAND and NOR flash. In addition, our memory business includes probe cards used in wafer-sort testing of memory devices.

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

	SOC/SIP/ High-Speed Memory	Memory	Total Segments
	(in millions)
Three months ended April 30, 2011:
Net revenue from products	$75	$2	$77
Net revenue from services	31	4	35

Total net revenue	$106	$6	$112

Income (loss) from operations(1)	$8	$(9)	$(1)
Depreciation expense	$2	$1	$3
Three months ended April 30, 2010:
Net revenue from products	$83	$5	$88
Net revenue from services	27	5	32

Total net revenue	$110	$10	$120

Income (loss) from operations(1)	$15	$(13)	$2
Depreciation expense	$2	$1	$3

	SOC/SIP/ High-Speed Memory	Memory	Total Segments
	(in millions)
Six months ended April 30, 2011:
Net revenue from products	$149	$11	$160
Net revenue from services	64	8	72

Total net revenue	$213	$19	$232

Income (loss) from operations(1)	$17	$(14)	$3
Depreciation expense	$4	$2	$6
Six months ended April 30, 2010:
Net revenue from products	$152	$12	$164
Net revenue from services	52	10	62

Total net revenue	$204	$22	$226

Income (loss) from operations(1)	$24	$(24)	$—
Depreciation expense	$4	$2	$6

(1)	The profitability of each of the segments is measured after excluding restructuring charges, impairment of investments and goodwill, transaction-related costs, transition-related charges, net foreign currency gain (loss), interest income, interest expense, and other items as noted in the reconciliation below.

The following table reconciles segment results to our total company results from operations before taxes:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Total reportable segments’ income (loss) from operations	$(1)	$2	$3	$—
Restructuring charges	(3)	(1)	(3)	(2)
Transaction-related costs	(23)	—	(32)	—
Transition-related charges	(1)	(1)	(1)	(5)
Interest and other income	1	1	4	2
Net foreign currency loss	—	—	(1)	—
Interest expense	(2)	(2)	(4)	(4)
Impairment of investment	—	(1)	—	(1)
Excess and obsolescence inventory charges	(9)	—	(9)	—
Other	—	1	—	3

Loss from operations before taxes, as reported	$(38)	$(1)	$(43)	$(7)

The following table presents assets directly managed by each segment. Unallocated assets primarily consist of cash and cash equivalents, marketable securities, valuation allowance relating to deferred tax assets and other assets.

	SOC/SIP/ High-Speed Memory	Memory	Total Segments
	(in millions)
Assets:
As of April 30, 2011	$202	$25	$227
As of October 31, 2010	$207	$31	$238

Major customers

For the three months ended April 30, 2011, one of our customers accounted for 15.2% of our total net revenue. For the three months ended April 30, 2010, two of our customers accounted for 22.5% of our total net revenue, with one customer accounting for 12.0% and the other customer accounting for 10.5% of our total net revenue.

For the six months ended April 30, 2011, one of our customers accounted for 11.1% of our total net revenue. For the six months ended April 30, 2010, two of our customers accounted for 28.1% of our total net revenue, with one customer accounting for 16.0% and the other customer accounting for 12.1% of our total net revenue.

Geographic Net Revenue Information:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
United States	$14	$16	$33	$27
Singapore	7	18	15	43
Taiwan	53	49	91	97
Japan	9	12	18	17
Korea	14	10	27	17
Rest of the World	15	15	48	25

Total net revenue	$112	$120	$232	$226

Net revenue is attributed to geographic areas based on where the products are shipped.

Geographic Location of Property, Plant and Equipment Information:

	April 30, 2011	October 31, 2010
	(in millions)
United States	$15	$19
Singapore	10	11
Germany	8	7
Taiwan	6	6
Rest of the World	4	2

Total geographic location of property, plant and equipment	$43	$45

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements including, without limitation, statements regarding the transaction with Advantest, the additional expenses we may continue to incur in connection with the transaction and the effect on our operating results, the changes in the global economy and improvement in our market, research and development activities and expenses, variations in quarterly revenues and operating results, our liquidity position, our foreign currency risk, the potential impact of adopting new accounting pronouncements, the quality of our marketable securities, our purchase commitments, our obligation and assumptions about our retirement and post-retirement benefit plans, and our lease payment obligations that involve risks and uncertainties. Additional forward-looking statements can be identified by words such as “anticipated,” “expect,” “believes,” “plan,” “predicts,” and similar terms. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, such as the impact of actions of other parties with respect to the pending consummation of the transaction with Advantest; the ability to retain key employees; delays in or cancellations of orders by customers awaiting resolution of the transaction with Advantest; conditions of the semiconductor and semiconductor test industries; the strength of our customers’ businesses; unanticipated delays in meeting product demand and delivery requirements; and other economic, business, competitive, and/or regulatory factors affecting the businesses of Verigy generally, including those discussed under “Part II, Item 1A., Risk Factors” and elsewhere in this report.

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

Transaction-Related Activities

On March 25, 2011, the Agreement and Plan of Merger, dated as November 17, 2010, by and among Verigy, Alisier Limited, a corporation organized under the laws of Singapore (“Holdco”), Lobster-1 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Verigy, Lobster-2 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Holdco, and LTX-Credence Corporation (“LTXC”), a Massachusetts corporation (the “Merger Agreement”), was terminated. A description of the material terms of the Merger Agreement can be found in the Current Report on Form 8-K filed by Verigy on November 18, 2010, and is incorporated herein by reference. In connection with the termination of the Merger Agreement, Verigy paid LTXC a termination payment of $15 million.

On March 28, 2011 (Japan Time), Verigy entered into an Implementation Agreement with Advantest Corporation (“Advantest” ), dated as of March 28, 2011 (the “Implementation Agreement”), that provides for all issued and outstanding ordinary shares of Verigy to be transferred to Advantest in exchange for US$15.00 per share in cash (the “Transaction”). In connection with the Transaction, Verigy filed a definitive proxy statement with the U.S. Securities and Exchange Commission (“SEC”) on May 20, 2011 and expects to hold a special meeting of shareholders on June 17, 2011 to approve the Transaction.

Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. Verigy adopted this accounting guidance at the beginning of its first fiscal quarter ended January 31, 2011 and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Verigy adopted this accounting guidance at the beginning of its first fiscal quarter ended January 31, 2011, and has applied the adoption prospectively to transactions originating or materially modified after November 1, 2010. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on the Company’s financial position, results of operations or cash flows for the three or six month periods ending April 30, 2011. The adoption of the new standard did not change the units of accounting for Verigy’s revenue transactions.

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

Overview of Results

Our total net revenue for the three months ended April 30, 2011, was $112 million, down $8 million, or 6.7%, from the comparable period in fiscal year 2010. The decrease was primarily due to lower revenue from sales of our SOC, memory and probe card products. Although we experienced continued weakness in the overall memory test business, we saw a significant increase in our high speed memory products. We also believe that the uncertainty regarding the LTX-Credence merger and the transaction with Advantest has caused certain customers to delay purchase decisions.

Our gross margin for the three months ended April 30, 2011 was 35.7%, a decrease of 11.8 percentage points from the comparable period in fiscal year 2010. Gross margin deterioration was primarily driven by the decrease in revenue in our memory and probe card businesses coupled with an $8.9 million increase in excess and obsolete inventory charges primarily due to the continued weakness in our memory and low-cost tester businesses. We also experienced an increase in salaries and wages due to annual performance adjustments. Our gross margin for the three months ended April 30, 2011 decreased by 11.0 percentage points from 46.7% in the first quarter of fiscal year 2011. This sequential deterioration was driven primarily from higher excess and obsolete charges as well as an increase in salaries and wages due to annual performance adjustments.

Our research and development and selling, general and administrative expenses totaled $52 million in the second quarter of fiscal year 2011, down $3 million, or 5.5%, from the comparable period in fiscal year 2010, and flat sequentially. The decrease in these expenses from the comparable quarter of fiscal year 2010 was due to lower variable and share-based compensation slightly offset by the impact of annual performance salary adjustments, as well as higher pension expenses primarily driven by the decrease in the discount rate assumptions compared to fiscal year 2010.

Net loss for the three and six months ended April 30, 2011 was $40 million and $45 million, respectively, compared to net loss of $1 million and $7 million in the comparable periods in fiscal year 2010. The year over year deterioration from fiscal year 2010 was mainly driven by the incremental $22.9 million of transaction related deal costs incurred in the period in connection with the LTX-Credence merger and the pending transaction with Advantest, of which, $15 million related to a break-up fee paid to LTX-Credence to terminate the Merger Agreement signed on November 17, 2010 while the remainder of the costs were for legal, accounting, consulting and other fees. For the six months ended April 30, 2011, we used $47 million in cash for operating activities. Our cash and cash equivalents balance as of April 30, 2011 was $244 million.

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

Quarterly Results of Operations

Our quarterly results of operations have varied in the past and are likely to continue to vary in the future primarily due to the cyclical nature of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical, with recurring periods of diminished product demand. During these periods, semiconductor designers and manufacturers, facing reduced demand for their products, have significantly reduced their capital and other expenditures, including expenditures for the semiconductor test equipment and services that we offer. Historically, our third and fourth fiscal quarters have tended to be our strongest quarters for new orders, while our first fiscal quarter has tended to be our weakest. We believe that the most significant factor driving these seasonal patterns is the holiday buying season for consumer electronics products. The seasonality of our business is often masked to a significant extent by the high degree of cyclicality of the semiconductor industry. Due to our limited operating history, seasonality in orders, and the unpredictable cyclicality of our industry, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. We also believe that the uncertainty regarding the terminated merger agreement with LTX-Credence merger and the proposed Advantest Transaction has caused certain customers to delay purchase decisions. In future periods, the market price of our ordinary shares could decline if our revenue and results of operations are below the expectations of analysts and investors. Factors that may cause our revenue and results of operations to vary include those discussed in the “Risk Factors” in Item 1A of Part II of, and elsewhere in, this report.

The following table sets forth certain operating data as a percent of net revenue for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Net revenue:
Products	68.8%	73.3%	69.0%	72.6%
Services	31.2	26.7	31.0	27.4

Total net revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products	44.7	35.0	39.6	36.3
Cost of services	19.6	17.5	19.0	17.7

Total cost of sales	64.3	52.5	58.6	54.0

Gross margin (1)	35.7	47.5	41.4	46.0
Operating expenses:
Research and development	20.5	19.2	19.8	19.9
Selling, general and administrative	25.9	26.7	25.0	27.0
Transaction-related costs	20.5	—	13.8	—
Restructuring charges	1.8	0.8	0.9	0.9

Total operating expenses	68.7	46.7	59.5	47.8
Loss (income) from operations	(33.0)	0.8	(18.1)	(1.8)
Other (expense) income, net	(0.9)	(0.8)	(0.4)	(0.9)
Impairment of investments	—	(0.8)	—	(0.4)

Loss before income taxes	(33.9)	(0.8)	(18.5)	(3.1)
Provision for income taxes	1.8	—	0.9	—

Net loss	(35.7)%	(0.8)%	(19.4)%	(3.1)%

(1)	Gross margin represents the ratio of gross profit to total net revenue.

Net Revenue

	Three Months Ended April 30,		2011 over 2010 Change	Six Months Ended April 30,		2011 over 2010 Change
	2011	2010		2011	2010
	($ in millions)			($ in millions)
Net revenue from products:
SOC/SIP/High-Speed Memory	$75	$83	(9.6)%	$149	$152	(2.0)%
As a percent of total net revenue	67.0%	69.1%		64.2%	67.3%
Memory	$2	$5	(60.0)%	$11	$12	(8.3)%
As a percent of total net revenue	1.8%	4.2%		4.8%	5.3%

Net revenue from products	$77	$88	(12.5)%	$160	$164	(2.4)%

Net revenue from services	$35	$32	9.4%	$72	$62	16.1%
As a percent of total net revenue	31.2%	26.7%		31.0%	27.4%

Total net revenue	$112	$120	(6.7)%	$232	$226	2.7%

We report revenue by geography based on where the products are shipped. Our net revenues by geographic region for the three and six months ended April 30, 2011 and 2010 are as follows:

	Three Months Ended April 30,		2011 over 2010 Change	Six Months Ended April 30,		2011 over 2010 Change
	2011	2010		2011	2010
	($ in millions)			($ in millions)
North America	$14	$16	(12.5)%	$33	$27	22.2%
As a percent of total net revenue	12.5%	13.3%		14.2%	12.0%
Europe	$9	$7	28.6%	$17	$13	30.8%
As a percent of total net revenue	8.0%	5.8%		7.3%	5.7%
Asia	$89	$97	(8.2)%	$182	$186	(2.2)%
As a percent of total net revenue	79.5%	80.9%		78.5%	82.3%

Total net revenue	$112	$120	(6.7)%	$232	$226	2.7%

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

Net revenue in the three months ended April 30, 2011 was $112 million, a decrease of $8 million, or 6.7%, from $120 million achieved in the three months ended April 30, 2010. Net product revenue in the three months ended April 30, 2011 was $77 million, a decrease of $11 million, or 12.5%, from $88 million achieved in the three months ended April 30, 2010. The decrease was primarily due to lower revenue from sales of our SOC, memory and probe card products. Although we experienced continued weakness in our memory and low cost tester businesses, we saw a significant increase in our high speed memory and MPU products.

We derive a significant percentage of our net revenue from outside of North America. Net revenue from customers located outside of North America represented 87.5% and 86.7% of total net revenue in the three months ended April 30, 2011 and 2010, respectively. Net revenue in North America as a percentage of total net revenue was lower by 0.8 percentage points in the three months ended April 30, 2011, compared to the three months ended April 30, 2010. Net revenue in Asia as a percentage of total net revenue, was lower by 1.4 percentage points in the three months ended April 30, 2011, compared to the three months ended April 30, 2010. We expect a majority of our sales to continue to be generated in the Asia region as semiconductor manufacturing activities continue to concentrate in that region.

Service revenue for the three months ended April 30, 2011 accounted for $35 million, or 31.2% of net revenue, compared to $32 million, or 26.7% of net revenue in the three months ended April 30, 2010. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. We expect to see a gradual increase in service revenue over time as product sales begin to increase.

Net revenue in the six months ended April 30, 2011, was $232 million, an increase of $6 million, or 2.7%, from the $226 million achieved in the comparable prior period. Net product revenue in the six months ended April 30, 2011 was $160 million, a decrease of $4 million, or 2.4%, from the $164 million achieved in the comparable prior period. The decrease in net product revenue was primarily due to lower product sales from our memory and low cost tester businesses offset by an increase in our probe card and high speed memory products.

Service revenue for the six months ended April 30, 2011 accounted for $72 million, or 31.0% of net revenue, compared to $62 million, or 27.4% of net revenue for the six months ended April 30, 2010. Product revenue for our SOC products increased by almost 50% over the last twelve months ended April 30, 2011 compared to the last twelve months ended April 30, 2010. This volume increase over the past year favorably impacted our service and support business as service contracts typically span over a one to two year period.

Cost of Sales

Cost of Products

	Three Months Ended April 30,		2011 over 2010 Change	Six Months Ended April 30,		2011 over 2010 Change
	2011	2010		2011	2010
	($ in millions)			($ in millions)
Cost of products	$50	$42	19.0%	$92	$82	12.2%
As a percent of product revenue	64.9%	47.7%		57.5%	50.0%

Cost of Products. Cost of products consists primarily of manufacturing materials, outsourced manufacturing costs, direct labor, manufacturing and administrative overhead, warranty costs and provisions for excess and obsolete inventory, partially offset, when applicable, by benefits from sales of previously written down inventory.

The increase in cost of products of approximately $8 million in the three months ended April 30, 2011, compared to the three months ended April 30, 2010, was primarily due to $8.9 million of higher excess and obsolete inventory charges primarily driven by the continued weakness in our memory and low cost tester businesses as well as increases in salaries and wages due to annual performance adjustments that became effective the beginning of the second quarter of fiscal year 2011. Cost of products included $1.3 million of restructuring expense in the three months ended April 30, 2011, compared to $0.5 million of such charge in the three months ended April 30, 2010. Cost of products also included $0.2 million of share-based compensation expense in the three months ended April 30, 2011, compared to $0.6 million of such charge in the three months ended April 30, 2010.

Cost of products as a percent of net product revenue increased by 17.2 percentage points in the three months ended April 30, 2011, compared to the three months ended April 30, 2010, primarily driven by higher excess and obsolete inventory charges, an increase in salaries and wages due to annual performance adjustments that became effective during the second quarter of 2011 as well as the lower gross margin generated by our memory, low cost tester and probe card businesses due to the lower volume of revenue.

Gross excess and obsolete inventory-related charges in the three months ended April 30, 2011 and 2010 were $10.2 million and $1.3 million, respectively. We also sold previously written down inventory of $1.4 million and $1.5 million in the three months ended April 30, 2011 and 2010, respectively. The sales of previously written down inventory improved our gross margins on product sales by approximately 1.2 percentage points in the three months ended April 30, 2011 and 0.8 percentage points in the three months ended April 30, 2010.

The increase in cost of products of approximately $10 million in the six months ended April 30, 2011, compared to the six months ended April 30, 2010, was primarily due to $8.3 million of higher excess and obsolete inventory charges primarily due to the continued weakness in our memory and low cost tester businesses and an increase in salaries and wages due to annual performance adjustments that became effective the beginning of the second quarter of fiscal year 2011. Cost of products included $1.3 million of restructuring expense in the six months ended April 30, 2011, compared to $0.8 million of such charge in the six months ended April 30, 2010. Cost of products also included $0.5 million of share-based compensation expense in both the six months ended April 30, 2011 and 2010.

Cost of products as a percent of net product revenue increased by 7.5 percentage points in the six months ended April 30, 2011, compared to the six months ended April 30, 2010, primarily driven by higher excess and obsolete inventory charges and lower gross margin generated by our memory and low cost tester businesses due to the lower volume of revenue slightly offset by the temporary cost saving measures put in place during the six months ended April 30, 2011.

Gross excess and obsolete inventory-related provisions in the six months ended April 30, 2011 and 2010 were $11.4 million and $3.1 million, respectively. We sold previously written down inventory for $2.9 million and $5.6 million in the six months ended April 30, 2011 and 2010, respectively. The sales of previously written down inventory increased gross margin by approximately 1.1 percentage points for the six months ended April 30, 2011 compared to 1.8 percentage points for the six months ended April 30, 2010.

As of April 30, 2011, we held $93 million of inventory, net of $45 million of reserves, composed of $51 million of raw materials, and $42 million of finished goods. Raw materials include approximately $13 million of support inventory. We continue to dispose of previously written down inventory on a recurring basis.

Cost of Services

	Three Months Ended April 30,		2011 over 2010 Change	Six Months Ended April 30,		2011 over 2010 Change
	2011	2010		2011	2010
	($ in millions)			($ in millions)
Cost of services	$22	$21	4.8%	$44	$40	10%
As a percent of service revenue	62.9%	65.6%		61.1%	64.5%

Cost of Services. Cost of services includes cost of applications engineering personnel, spare parts consumed in service activities and administrative overhead allocations.

Cost of services for the three months ended April 30, 2011 was $1 million higher compared to the three months ended April 30, 2010. Cost of services as a percent of service revenue decrease by 2.7 percentage points, from 65.6% in the three months ended April 30, 2010 to 62.9% in the three months ended April 30, 2011. This gross margin increase was primarily driven by higher revenue volume, favorable product mix during the three months ended April 30, 2011. Our cost of services included $0.5 million and $0.2 million of share-based compensation expense for the three months ended April 30, 2011 and 2010, respectively.

Cost of services for the six months ended April 30, 2011 was $4 million higher compared to the six months ended April 30, 2010. Cost of services as a percent of service revenue decreased by 3.4 percentage points, from 64.5% in the six months ended April 30, 2010 to 61.1% in the six months ended April 30, 2011. This gross margin increase was primarily driven by higher revenue volume, favorable product mix and temporary cost saving measures put in place during the six months ended April 30, 2011. Our cost of services also included $1.0 million and $0.5 million of share-based compensation expense in the six months ended April 30, 2011 and 2010, respectively.

As a percent of service revenue, cost of services will vary depending on a variety of factors, including the effect of price erosion, the reliability and quality of our products and our need to maintain customer service and support centers worldwide.

Operating Expenses

Research and Development Expenses

	Three Months Ended April 30,		2011 over 2010 Change	Six Months Ended April 30,		2011 over 2010 Change
	2011	2010		2011	2010
	($ in millions)		($ in millions)
Research and development	$23	$23	—	$46	$45	2.2%
As a percent of total net revenue	20.5%	19.2%		19.8%	19.9%

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

Research and development expense was flat during the three months ended April 30, 2011, compared to the three months ended April 30, 2010. Research and development expense as a percentage of revenue increased by 1.3 percentage points from 19.2% in the three months ended April 30, 2010 to 20.5% in the three months ended April 30, 2011. This increase was primarily due to the lower revenue levels in the three months ended April 30, 2011, compared to the three months ended April 30, 2010. Although, research and development expense was flat in absolute dollars during the three months ended April 30, 2011 compared to the same time last year, we experienced an increase in salaries and wages due to the impact of annual performance adjustments, however, this was completely offset by the decrease in discretionary spending and savings from restructuring actions put into place during fiscal year 2011. Research and development expense also included $0.5 million and $0.6 million of share-based compensation expense for the three months ended April 30, 2011 and 2010, respectively.

Research and development expense in the six months ended April 30, 2011 was $1 million higher compared to the same time last year. Research and development as a percentage of revenue decreased by 0.1 percentage point from 19.9% in the six months ended April 30, 2010 to 19.8% in the six months ended April 30, 2011. This decrease was primarily due to the higher revenue levels in the six months ended April 30, 2011, compared to the six months ended April 30, 2010. Although, research and development expense was about flat in absolute dollars for the six months ended April 30, 2011 compared to the same time last year, we experienced an increase in salaries and wages due to the impact of annual performance adjustments, however, this was completely offset by the decrease in discretionary spending and savings from restructuring actions put into place during fiscal year 2011. Research and development expense also included $1.0 million of share-based compensation expense for both the six months ended April 30, 2011 and 2010, respectively.

We believe that we need to maintain a significant level of research and development spending in order to remain competitive and, as a result, we expect our research and development expenses to only vary modestly in dollar amount from period to period, and to fluctuate as a percentage of revenue based on revenue levels.

Selling, General and Administrative Expenses

	Three Months Ended April 30,		2011 over 2010 Change	Six Months Ended April 30,		2011 over 2010 Change
	2011	2010		2011	2010
	($ in millions)
Selling, general and administrative	$29	$32	(9.4)%	$58	$61	(4.9)%
As a percent of total net revenue	25.9%	26.7%		25.0%	27.0%

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

Selling, general and administrative expense decreased by $3 million in absolute dollars in the three months ended April 30, 2011, compared to the three months ended April 30, 2010. The decrease was due to lower share-based and variable compensation costs offset slightly by higher salaries and wages due to annual performance adjustments that became effective beginning the second quarter of fiscal year 2011. Selling, general and administrative expense included approximately $2.5 million of share-based compensation expenses in the three months ended April 30, 2011, compared to $3.6 million of such expenses in the three months ended April 30, 2010.

Selling, general and administrative expense decreased 4.9% to $58 million for the six months ended April 30, 2011, compared to the six months ended April 30, 2010. The decrease was due to lower share-based and variable compensation costs slightly offset by an increase in salaries and wages due to annual performance adjustments that became effective during the second quarter of fiscal year 2011. Selling, general and administrative expenses included approximately $5.3 million of share-based compensation expenses in the six months ended April 30, 2011, compared to $7.0 million of such charges in the six months ended April 30, 2010.

Transaction-Related Costs

Transaction-Related Costs. Transaction-related costs include costs incurred directly related to the merger and acquisition activities with LTXC and Advantest. These costs consists primarily of the $15 million break-up fee incurred to terminate the Merger Agreement signed with LTXC on November 17, 2010, third party costs for legal, accounting and consulting fees, as well as expenses related to a separation agreement with a key employee. Transaction-related costs included approximately $3.2 million of share-based compensation for the six months ended April 30, 2011. Also see, “Transaction-Related Activities.”

The following table presents the components of the transaction-related costs incurred for the three and six months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Break-up fee paid to LTX-Credence	$15	$—	$15	$—
Legal costs	7	—	9	—
Bankers fee	—	—	1	—
Accounting and other consulting costs	1	—	2	—
Separation costs with a key employee	—	—	5	—

Transaction-related costs	$23	$—	$32	$—

Restructuring Charges

As of April 30, 2011, we had approximately $3.0 million of accrued restructuring liability included within other current liabilities on our condensed consolidated balance sheet. The accrual primarily relates to severance and benefit payments for restructuring actions implemented in fiscal year 2011. These payments are expected to be made by the end of fiscal year 2011.

The total charge for the three and six months ended April 30, 2011 for our restructuring actions and accelerated depreciation related to fixed assets that are no longer being used was approximately $3.0 million and $3.4 million, respectively. Approximately $1.3 million was recorded within cost of sales in the respective periods and the remainder of which was recorded within operating expenses.

Other (expense) income, net

The following table presents the components of other (expense) income, net for the three and six months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Interest and other income	$1	$1	$4	$2
Interest expense	(2)	(2)	(4)	(4)
Net foreign currency loss	—	—	(1)	—

Other (expense) income, net	$(1)	$(1)	$(1)	$(2)

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

We received the final distribution of payment on the International Reserve fund during the three months ended April 30, 2011. The settlement amount was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the six months ended April 30, 2011, recorded within other (expense) income, net in the condensed consolidated statement of operations. We also recognized a realized gain on the sale of long-term investments for the six months ended April 30, 2011 of $0.7 million, recorded within other (expense) income, net in the condensed consolidated statement of operations.

Provision for Income Taxes

For the three months ended April 30, 2011 and 2010, we recorded an income tax provision of approximately $1.7 million and $0.1 million, or effective tax rates of (4.5)% and (14.0)%, respectively. In addition, during the six months ended April 30, 2011 and 2010, we recorded an income tax provision of approximately $1.4 million and $0.3 million, or effective tax rates of (3.2)% and (4.9)%, respectively.

Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income or loss before taxes and the related tax rates in the jurisdictions where we operate, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits.

At April 30, 2011, the total unrecognized tax benefits of $19.8 million included approximately $0.5 million of unrecognized tax benefits that have been netted against the related deferred tax assets and $19.3 million of unrecognized tax benefits which are reflected in other long term liabilities.

Our continuing practice is to recognize interest and penalties related to income tax matters as a component of income tax expense. We have approximately $2.5 million of accrued interest and penalties as of April 30, 2011 and approximately $2.1 million of accrued interest and penalties as of April 30, 2010.

Although we file Singapore, U.S. federal, U.S. state and foreign income tax returns, our three major tax jurisdictions are Singapore, the U.S. and Germany. We are currently under audit in Germany and France for fiscal years 2006 to 2008 and 2008 to 2009, respectively. Our 2006 through 2010 tax years remain subject to examination by the tax authorities in most of our major tax jurisdictions.

Goodwill and Long-Lived Assets

Our goodwill balance represents an allocation of goodwill recorded during the 2006 separation from Agilent. Our goodwill balance was $13 million as of April 30, 2011 and as of October 31, 2010. We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have two reporting units for which we assess goodwill for impairment.

We recorded $2 million of intangible assets related to our acquisition of Touchdown Technologies, with a weighted-average amortization period of 4 years. These assets are being amortized on a straight-line basis with an estimated future amortization expense of approximately $0.5 million a year. Intangibles assets as of April 30, 2011 were approximately $1 million. We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Segment Overview

We design, develop, manufacture and sell advanced test systems and solutions for the semiconductor industry. We have two operating segments, SOC test systems and memory test systems, which we report as two reportable segments. All historical segment numbers for the three and six months ended April 30, 2010 were presented to conform to the three and six months ended April 30, 2011.

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

Net Revenue

	Three Months Ended April 30,		2011 over 2010 Change	Six Months Ended April 30,		2011 over 2010 Change
	2011	2010		2011	2010
	($ in millions)			($ in millions)
Net revenue from products	$75	$83	(9.6)%	$149	$152	(2.0)%
Net revenue from services	31	27	14.8%	64	52	23.1%

Total net revenue	$106	$110	(3.6)%	$213	$204	4.4%

Net revenue for the three months ended April 30, 2011 was $106 million, a decrease of $4 million, or 3.6%, from $110 million for the three months ended April 30, 2010. Net product revenue for the three months ended April 30, 2011 was $75 million, a decrease of $8 million, or 9.6%, from $83 million for the three months ended April 30, 2010. The decrease was primarily due to lower revenue from sales of our consumer mixed signal, advanced structural test and low cost tester segments, however, we saw a significant increase in our high speed memory products.

Service revenue for the three months ended April 30, 2011 accounted for $31 million, an increase of $4 million, or 14.8%, from $27 million for the three months ended April 30, 2010. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. During the fiscal year 2010, revenue for our SOC products increased by over 100% compared to fiscal year 2009 reflecting the overall recovery in the semiconductor test market. This volume increase over the past year favorably impacted our service and support business as service contracts typically span over a one to two year period.

Net revenue for the six months ended April 30, 2011 was $213 million, an increase of $9 million, or 4.4%, from $204 million for the six months ended April 30, 2010. Net product revenue for the six months ended April 30, 2011 was $149 million, a decrease of $3 million, or 2.0%, from $152 million for the six months ended April 30, 2010. The decrease was primarily due to lower revenue from sales of our consumer mixed signal, advanced structural test, and low cost tester segments, however, we saw a significant increase in high speed memory.

Service revenue for the six months ended April 30, 2011 accounted for $64 million, an increase of $12 million, or 23.1%, from $52 million for the six months ended April 30, 2010. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. During the fiscal year 2010, revenue for our SOC products increased by over 100% compared to fiscal year 2009 reflecting the overall recovery in the semiconductor test market. This volume increase over the past year favorably impacted our service and support business as service contracts typically span over a one to two year period.

Income from Operations

The following table shows the income from operations for the three and six months ended April 30, 2011 and 2010.

	Three Months Ended April 30,		2011 over 2010 Change	Six Months Ended April 30,		2011 over 2010 Change
	2011	2010		2011	2010
	($ in millions)			($ in millions)
Income from operations	$8	$15	(46.7)%	$17	$24	(29.2)%

Income from operations for the three months ended April 30, 2011 was $8 million, a decrease of $7 million, or 46.7%, from $15 million for the three months ended April 30, 2010 on a revenue decrease of $4 million. We experienced an increase in compensation and benefit costs as a result of annual performance salary adjustments and increased pension costs. We also saw an increase in research and development due to our continued investment in our products and lower gross margins due to product mix.

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

Income from operations for the six months ended April 30, 2011 was $17 million, a decrease of $7 million, or 29.2%, from $24 million for the six months ended April 30, 2010 on a revenue increase of $9 million. We experienced an increase in compensation and benefit costs as a result of the restoration of full pay to employees that became effective in the second quarter of fiscal year 2010, annual performance salary adjustments, as well as increased pension costs. Our results were also negatively impacted by an increase in research and development due to our continued investment in our products. In addition, although we generated an increase in revenue, our gross margins were lower due to product mix.

Memory

Our memory business provides solutions designed to test semiconductors designed to store user data such as DRAM, including DDR3 and flash memory, including both NAND and NOR flash. In addition, our memory business includes probe cards used in wafer-sort testing of memory devices.

Net Revenue

	Three Months Ended April 30,		2011 over 2010 Change	Six Months Ended April 30,		2011 over 2010 Change
	2011	2010		2011	2010
	($ in millions)			($ in millions)
Net revenue from products	$2	$5	(60.0)%	$11	$12	(8.3)%
Net revenue from services	4	5	(20.0)%	8	10	(20.0)%

Total net revenue	$6	$10	(40.0)%	$19	$22	(13.6)%

Net revenue for the three months ended April 30, 2011 was $6 million, a decrease of $4 million, or 40.0%, from $10 million for the three months ended April 30, 2010. Net product revenue for the three months ended April 30, 2011 was $2 million, a decrease of $3 million, or 60.0%, from $5 million for the three months ended April 30, 2010. The decrease was primarily due to the continued weakness in our memory business; however this was offset by growth in our probe card business.

Service revenue for the three months ended April 30, 2011 accounted for $4 million, a decrease of $1 million, or 20.0%, from $5 million for the three months ended April 30, 2010. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. The continued weakness in our memory test business is reflected in the slight decrease in service revenues.

Net revenue for the six months ended April 30, 2011 was $19 million, a decrease of $3 million, or 13.6%, from $22 million for the six months ended April 30, 2010. Net product revenue for the six months ended April 30, 2011 was $11 million, a decrease of $1 million, or 8.3%, from $12 million for the six months ended April 30, 2010. The decrease was primarily due to the continued weakness in our memory business; however this was offset by growth in our probe card business.

Service revenue for the six months ended April 30, 2011 accounted for $8 million, a decrease of $2 million, or 20.0%, from $10 million for the six months ended April 30, 2010. Unlike product revenue, service revenue tends not to experience significant cyclical fluctuations due to the fact that service contracts generally extend for one to two years and revenue is recognized over the contractual period or as services are rendered. The continued weakness in our memory test business is reflected in the slight decrease in service revenues.

Loss from Operations

The following table shows the loss from operations for the three and six months ended April 30, 2011 and 2010.

	Three Months Ended April 30,		2011 over 2010 Change	Six Months Ended April 30,		2011 over 2010 Change
	2011	2010		2011	2010
	($ in millions)			($ in millions)
Loss from operations	$(9)	$(13)	30.8%	$(14)	$(24)	41.7%

Loss from operations decreased by $4 million for the three months ended April 30, 2011 compared to the three months ended April 30, 2010 on a revenue decrease of $4 million. We benefited from savings from our restructuring actions. Over the past year, memory has become a much smaller portion of our business resulting in a lower allocation of corporate charges, which also contributed to the decrease in loss from operations.

Loss from operations decreased by $10 million for the six months ended April 30, 2011 compared to the six months ended April 30, 2010 on a revenue decrease of $3 million. We benefited from savings from temporary cost saving measures put into place during the six months ended April, 2011 as well as from our restructuring actions. Over the past year, memory has become a much smaller portion of our business resulting in a lower allocation of corporate charges, which also contributed to the decrease in loss from operations.

Financial Condition

Liquidity and Capital Resources

As of April 30, 2011, we had $244 million in cash and cash equivalents, compared to $296 million as of October 31, 2010. This decrease in cash was primarily due to a $15 million breakup fee incurred to terminate the merger agreement with LTX-Credence, reductions in liabilities for employee compensation and benefits that reflected variable compensation payments earned during fiscal year 2010, a contribution to our German pension plans, a semi-annual interest payment for our senior convertible note, as well as the $45 million of net loss for the six months ended April 30, 2011.

Net Cash Used in Operating Activities

In the six months ended April 30, 2011, we used $47 million in cash for operating activities, compared to $7 million used in the six months ended April 30, 2010. The $47 million cash used during the six months ended April 30, 2011, was primarily a result of $45 million of net loss, a $15 million breakup fee incurred to terminate the merger agreement with LTX-Credence, a $16 million increase in inventory and decreases of $12 million in employee compensation and benefits liabilities related to variable compensation payments made to employees earned during fiscal year 2010, $7 million in deferred revenue, $4 million in accounts payable and $3 million in income taxes and other taxes payable. This also reflects an $8 million net change in other current and long-term assets and liabilities which included an interest payment of $4 million for our senior convertible note and a $5 million contribution to our German pension plans. These impacts were partially offset by a $17 million decrease in accounts receivable as a result of customer payments. Also during the six months ended April 30, 2011, we had non-cash charges of $11 million from depreciation and amortization expense, $11 million of net share-based compensation costs, $11 million from gross excess and obsolete inventory provisions, and a $2 million realized gain on marketable securities.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in the six months ended April 30, 2011 was $8 million, compared to $9 million provided in the six months ended April 30, 2010. The net cash used was primarily driven by purchases of available for sale marketable securities of $121 million and investments made for property, plant and equipment of $6 million. This was partially offset by the proceeds from the maturities and sales of available for sale marketable securities of $118 million and the proceeds from disposition of assets of $1 million. Our marketable securities include commercial paper, corporate bonds, government securities, money market funds and auction rate securities. Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of April 30, 2011, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2011, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of April 30, 2011 had a carrying value of $373 million, of which approximately $24 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we did not record any unrealized gain or loss within accumulated other comprehensive loss for the three months ended April 30, 2011. We recorded a net unrealized loss within accumulated other comprehensive loss of approximately $0.6 million, primarily for our auction rate securities that are backed by pools of student loans for the six months ended April 30, 2011.

Investments in money market funds have included investments in the Reserve Primary Funds and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. We received the final distribution from our investment in the Reserve Primary Fund during the fiscal year ended October 31, 2010. We received the final distribution of payment on the International Reserve fund during the three months ended April 30, 2011. The settlement amount was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the six months ended April 30, 2011, recorded within other (expense) income, net in the condensed consolidated statement of operations. We also recognized a realized gain on the sale of long-term investments for the six months ended April 30, 2011 of $0.7 million, recorded within other (expense) income, net in the condensed consolidated statement of operations.

Net cash provided by investing activities in the six months ended April 30, 2010 was $9 million. The net cash provided was generated by the proceeds from the maturities and sale of available for sale marketable securities of $154 million and the proceeds from disposition of assets of $1 million. This was partially offset by purchases of available for sale marketable securities of $139 million and investments made for property, plant and equipment of $7 million, recorded within other (expense) income, net in the condensed consolidated statement of operations.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended April 30, 2011 was $2 million, compared to $1 million provided in the six months ended April 30, 2010. The $2 million net cash provided by financing activities in the six months ended April 30, 2011 was attributable to the issuance of shares under the employee stock plans and contributions by participants to our employee shares purchase plan, pursuant to which 398,587 shares were issued in first quarter of fiscal year 2011.

Net cash provided by financing activities was $1 million for the six months ended April 30, 2010. The $1 million net cash provided by financing activities in the six months ended April 30, 2010 was comprised of approximately $1 million from the issuance of shares under the employee stock plans including contributions by participants to our employee shares purchase plan, pursuant to which 285,899 shares were issued in the first quarter of fiscal year 2010.

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

We believe that existing cash, cash equivalents and short-term marketable securities of $397 million as of April 30, 2011 will be sufficient to satisfy our working capital, capital expenditure and other liquidity needs at least for the next twelve months. However, we may require or choose to obtain debt or equity financing in the future. It is uncertain that additional financing, if needed, will be available on favorable terms, or at all.

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

The following table summarizes our contractual obligations at April 30, 2011 (in millions):

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$45	$10	$17	$16	$2
Commitments to contract manufacturers and suppliers	115	115	—	—	—
Other purchase commitments	44	44	—	—	—
Convertible senior note and related interest	163	7	15	141	—
Long-term liabilities	54	—	3	—	51

Total	$421	$176	$35	$157	$53

The contractual obligations table excludes our long-term income taxes payable liabilities and earn out payments related to our acquisition in Touchdown because we cannot make a reliable estimate of the timing of cash payments. As of April 30, 2011, we had total unrecognized tax benefits of $19.8 million, of which $19.3 million is reflected in other long-term liabilities, with the remaining $0.5 million netted against the related deferred tax assets.

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

In addition, we record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts. Such liabilities were $11 million as of April 30, 2011, and $6 million as of October 31, 2010. These amounts are included in other current liabilities in our condensed consolidated balance sheets at April 30, 2011 and October 31, 2010.

Other purchase commitments. Other purchase commitments relate primarily to contracts with professional services suppliers, which include third-party consultants for legal, finance, engineering and other administrative services. With the exception of our IT service providers, our purchase commitments from professional service providers are typically cancelable with a notice of 90 days or less without significant penalties. The agreement with our primary IT service provider requires notice of 120 days and includes a termination charge of up to approximately $0.3 million in order to cancel our long-term contract.

Convertible senior notes. On July 15, 2009, we issued $138 million of convertible senior notes. The notes will mature on July 15, 2014, and bear interest at a fixed rate of 5.25% per annum. The interest is payable semi-annually on January 15th and July 15th of each year and payments commenced on January 15, 2010.

Long-term liabilities. Long-term liabilities relate primarily to $40 million of defined benefit and defined contribution retirement obligations, $3 million of extended warranty and deferred revenue obligations and $11 million of long-term deferred compensation accrual. Upon our separation from Agilent, the defined benefit plans for our employees located in Germany, Korea, Taiwan, France and Italy were transferred to us. With the exception of Italy and France, which involve relatively insignificant amounts, Agilent completed the funding of these transferred plans, based on 100% of the accumulated benefit obligation level as of the separation date. The contractual obligation table excludes the $6 million deferred acquisition credit related to our acquisition in Touchdown because we cannot make a reliable estimate of the timing of cash payments. We expect expenses of approximately $6 million in fiscal year 2011 for the retirement plans. We made approximately $5 million of contributions to the retirement plans for the six months ended April 30, 2011.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of April 30, 2011 or October 31, 2010.

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

These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the foreign exchange gain (loss) being reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and later reclassified into the statement of operations as part of income from operations when the hedged transaction affects earnings. If the underlying foreign currency requirement being hedged fails to occur, or if a portion of any derivative is deemed to be ineffective, we will recognize the gain (loss) on the associated financial instrument in operating income in the statement of operations. As of April 30, 2011, the fair value of foreign currency forward contracts designated as cash flow hedges was approximately $4.6 million. This amount is included within current assets and the related gain of $3.4 million (net of tax of $1.2 million) is included within unrealized gains in accumulated other comprehensive loss.

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

We performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of April 30, 2011, the analysis indicated that these hypothetical market movements would not have a material effect on our condensed consolidated financial position, results of operations or cash flows.

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

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate interest securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in the market value due to changes in interest rates. However, because we classify our debt securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities would not have a significant impact on our condensed consolidated financial position, results of operations or cash flows as of April 30, 2011, and our interest income would have increased by approximately $0.2 million for the six months ended April 30, 2011.

Auction rate securities are securities that are structured with interest rate reset periods of generally less than ninety days but with contractual maturities that can be well in excess of 10 years. At the end of each interest rate reset period, investors can buy, sell or continue to hold the securities at par. As of April 30, 2011, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2011, as our ability to liquidate such securities in the next 12 months is uncertain.

Our auction rate securities consist of investments that are backed by pools of student loans guaranteed by the U.S. Department of Education and other asset-backed securities. Our marketable securities portfolio as of April 30, 2011 had a carrying value of $373 million, of which approximately $24 million consisted of illiquid auction rate securities. Given the ongoing disruption in the market for auction rate securities, there is no longer an actively quoted market price for these securities. Accordingly, we utilized a model to estimate the fair value of these auction rate securities based on, among other items: (i) the underlying structure of each security and the underlying collateral quality; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and insurance guarantor, and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. Based on an analysis of other-than-temporary impairment factors, we did not record any unrealized gain or loss within accumulated other comprehensive loss for the three months ended April 30, 2011. We recorded a net unrealized loss within accumulated other comprehensive loss of approximately $0.6 million, primarily for our auction rate securities that are backed by pools of student loans for the six months ended April 30, 2011.

Investments in money market funds have included investments in the Reserve Primary Funds and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”). The net asset value for the Reserve Funds fell below $1 because the funds had holdings of commercial paper and other notes with a major investment bank which filed for bankruptcy on September 15, 2008. We received the final distribution from our investment in the Reserve Primary Fund during the fiscal year ended October 31, 2010. We received the final distribution of payment on the International Reserve fund during the three months ended April 30, 2011. The settlement amount was higher than the carrying value on our books and thus we recorded a realized gain of $0.9 million during the six months ended April 30, 2011, recorded within other (expense) income, net in the condensed consolidated statement of operations. We also recognized a realized gain on the sale of long-term investments for the six months ended April 30, 2011 of $0.7 million, recorded within other (expense) income, net in the condensed consolidated statement of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2011, pursuant to and as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2011, our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective and designed to ensure that (i) information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of April 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors, “We are dependent on contract manufacturers with whom we do not have long-term contracts, and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships,” “The market for semiconductor test equipment and services is highly concentrated, and we have limited opportunities to sell our test equipment and services,” “Failure to accurately estimate our customers’ demand and plan the production of our new and existing products could adversely affect our inventory levels and our income,” “We may face competition from Agilent,” “We may incur a variety of costs to engage in future acquisitions of, or investments in, companies, products or technologies, and the anticipated benefits of any acquisitions we may make may never be realized,” “Our executive officers and certain key personnel are critical to our business,” “The consummation of the Transaction is subject to conditions that are not within our control, and failure to complete the Transaction could negatively impact our share price and financial results,” “The pendency of the Transaction has been and will likely continue to be disruptive to our business and distracting for our management, employees, customers and vendors,” “The Transaction has required, and will likely continue to require, us to incur significant additional costs,” “Governmental authorities could seek to block or challenge Advantest’s proposed acquisition of all of our ordinary shares,” “At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors,” have been updated from the version of these risk factors set forth in our Annual Report on Form 10-K for the year ended October 31, 2010.

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

Our business and financial results may be affected by worldwide economic conditions. Throughout 2009 and early 2010, the semiconductor industry experienced a severe downturn fueled by the deteriorating global economic climate that drove companies to reassess their use of cash. As a result, many of our customers undertook restructuring activities and significantly cost cuts and capital spending, which adversely affected our operating results. While our revenue increased from the levels experienced in fiscal year 2009, we cannot be certain that market conditions will continue to improve or that we can sustain current revenue levels. Slow or negative growth in the domestic economy may materially and adversely affect our business, financial condition and results of operations in the foreseeable future. If market conditions deteriorate, it may negatively affect sales of our products and services, and we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our operating results, cash flow and liquidity.

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

In the past, we have experienced, and in the future we expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for a variety of reasons. For example, sales of a relatively limited number of our test systems account for a substantial portion of our net revenue in any particular quarter. At the same time, our costs are relatively fixed in the short-term. Thus, changes in the timing, or terms, of a small number of transactions could disproportionately affect our operating results in any particular quarter. In addition, a substantial portion of our quarterly sales have historically been made in the last month of the quarter, and a substantial portion of those sales occur in the last week of the quarter. The timing of these sales at the end of the quarter increases the risk of unanticipated variations in quarterly results. As a result of these and other risks described elsewhere in this report, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. If our operating results in one or more future quarters fail to meet the expectations of securities analyst or investors, an immediate and significant decline in the trading price of our ordinary shares may occur.

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

The semiconductor industry is highly concentrated in that a small number of semiconductor design manufacturers, and subcontractors account for a substantial portion of the purchases of semiconductor test equipment and services. Consolidation in the semiconductor industry is increasing this concentration. As a result of the concentration in the industry, our revenue is typically concentrated among a relatively small number of customers in any given period. For the three months ended April 30, 2011, revenue from our top ten customers accounted for approximately 56.9% of our total net revenue, with one customer individually accounting for more than 10% of our total net revenue. For the six months ended April 30, 2011, revenue from our top ten customers accounted for approximately 51.4% of our total net revenue, with one customer individually accounting for more than 10% of our total net revenue. We expect that sales of our products to continue to be concentrated with a limited number of large customers for the foreseeable future. Our financial results will depend in large part on this concentrated base of customers’ sales and business results. Our relationships with our significant customers, who frequently evaluate competitive products prior to placing new orders, could be adversely affected by a number of factors, including:

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

Given the cyclical nature of the semiconductor industry, we cannot reliably forecast the timing and size of our customers’ orders. In order to meet anticipated demand, we must order components and build inventory before we actually receive purchase orders, which includes inventory at our contract manufacturers and suppliers where we have non-cancelable purchase commitments. Our results could be harmed if we do not accurately estimate our customers’ product demands and are unable to adjust our purchases according to market fluctuations, including those caused by the cyclical nature of the semiconductor industry. During a market upturn, our results could be materially and adversely affected if we cannot increase our purchases of components, parts and services quickly enough to meet increasing demand for our products, including securing sufficient capacity from our contract manufacturers. During a market downturn, we could have excess inventory that we would not be able to sell, resulting in inventory write-downs and in potential related liabilities to our contract manufacturing partners. For the six months ended April 30, 2011, we recorded gross inventory-related provisions of $11.4 million. Having insufficient or excess inventory could have a material adverse effect on our business, financial condition and results of operations.

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

We may acquire, or make significant or minority investments in, complementary businesses, products or technologies. For example, in fiscal year 2009, we acquired substantially all of the assets of Touchdown, and currently, we are in a pending acquisition by Advantest Corporation. This pending transaction and any future acquisitions or investments could be accompanied by risks such as:

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

Our future operating results will depend substantially upon the performance of our executive officers and key personnel. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, application engineering, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. We are more susceptible to losing key talent due to the uncertainty created by our current transaction-related activities. Our business is particularly dependent on expertise which only a very limited number of engineers possess and it may be increasingly difficult for us to hire personnel over time. We operate in several geographic locations, including parts of Asia and Silicon Valley, where the labor markets, especially for application engineers, are particularly competitive. Our business, financial condition, and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees, particularly engineers.

Funds associated with our auction rate securities may not be accessible for in excess of 12 months and our auction rate securities may experience an other-than-temporary decline in value, which would adversely affect our income.

As of April 30, 2011, all of our auction rate securities have experienced failed auctions. The funds associated with these auctions will not be accessible to us until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are called by the issuer. Given the ongoing disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities as long-term assets in our condensed consolidated balance sheet as of April 30, 2011, as our ability to liquidate such securities in the next 12 months is uncertain.

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

In addition, our effective tax rate may vary significantly from period to period because, for example, we may owe significant taxes in jurisdictions other than Singapore during periods when we are profitable in those jurisdictions even though we may be experiencing low operating profit or operating losses on a consolidated basis. Our effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income or loss before taxes and the related tax rates in the jurisdictions where we operate. In addition, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. Certain combinations of these factors could cause us to owe significant taxes even during periods when we experience low income before taxes or loss before taxes.

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

Risks Relating to the pending Transaction with Advantest Corporation

The consummation of the Transaction is subject to conditions that are not within our control, and failure to complete the Transaction could negatively impact our share price and financial results.

On March 28, 2011 (Japan Time), we entered into an Implementation Agreement (the “Implementation Agreement”) with Advantest Corporation pursuant to which, subject to the satisfaction or waiver of certain conditions, all of the issued and outstanding ordinary shares of Verigy will be transferred to Advantest in exchange for US$15.00 per share in cash (the “Transaction”). The Transaction is subject to numerous closing conditions, including but not limited to, the approval of our shareholders, the sanction of the High Court of the Republic of Singapore (the “Singapore Court”) and review by the Antitrust Division of the Department of Justice (the “DOJ”) and the Federal Trade Commission under the HSR Act. On May 20, 2011, Verigy filed a definitive proxy statement with the SEC in connection with the Transaction and expects to hold a special meeting of shareholders on June 17, 2011 to approve the Transaction. Even if the requisite majority of our shareholders approve of the Transaction, the Transaction must then be reviewed and approved by the Singapore court. While we do not anticipate that the proposal to approve the Transaction will be rejected by either our shareholders or by the Singapore court, there can be no assurance that we will receive the number of shareholder votes required under Singapore law to approve the Transaction. Further, we cannot predict whether the Singapore court will sanction the Transaction, notwithstanding the approval of our shareholders.

On February 18, 2011, the DOJ issued a second request under the HSR Act in connection with its review of the Transaction. Under the HSR Act, the Transaction cannot be completed until the expiration or termination of a 30-day waiting period following the certification of substantial compliance with the second request by Advantest. Verigy and Advantest have certified substantial compliance with the second request and are actively working with the DOJ to facilitate the review of the Transaction, however, there can be no guarantee that the DOJ will clear the Transaction, in which case the Transaction could not be consummated unless and until Advantest prevailed in litigation against the DOJ. Such litigation would be time consuming and expensive and the outcome uncertain. In addition, the Transaction is subject to review by certain other governmental authorities under the antitrust laws of various other jurisdictions where Verigy and Advantest conduct business. Assuming all regulatory clearances, consents and approvals required to complete the Transaction were received, which cannot be guaranteed, even after the statutory waiting periods have expired, and after completion of the Transaction, governmental authorities could seek to block or challenge the Transaction as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the Transaction, before or after it is completed.

All of the matters described above, alone or in combination, could cause the failure of the Transaction to be consummated. If the Transaction does not close, the price of our ordinary shares may drop to the extent that the current market price of our ordinary shares reflects an assumption that the Transaction will be completed. On December 3, 2010, the day before the announcement of the Transaction, the closing price of our ordinary shares was $9.14. On December 7, 2010, following the announcement of the Transaction, the closing price of our ordinary shares was $13.15. Further, a failed Transaction may result in litigation, negative publicity and a negative impression of us in the investment community. Any disruptions to our business resulting from the announcement and pendency of the Transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees, could continue or accelerate in the event of a failed Transaction. There can be no assurance that our share price, business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Transaction, if the Transaction is not consummated.

The pendency of the Transaction has been and will likely continue to be disruptive to our business and distracting for our management, employees, customers and vendors.

The announcement and pendency of the Transaction has caused, and may continue to cause, disruptions in our business. For example, customers have already and may continue to delay, reduce or even cease making purchases from us until they determine whether the Transaction will affect our products and services. Our current and potential customers, vendors and business partners may terminate, or choose not to renew or enter into, arrangements with us because of the uncertainty surrounding the Transaction. In addition, certain customers may give greater priority to products of our competitors until they determine whether the Transaction will affect our products and services or our relationship with them. Further, key personnel may depart for a variety of reasons, including perceived uncertainty as to the affect of the Transaction on their employment, and this uncertainty may adversely affect our ability to hire new talent. The loss of key personnel could adversely affect our relationships with our customers, vendors and other employees. These disruptions may increase over time until the closing of the Transaction, and we cannot provide any assurance as to when the Transaction will close, if it will close at all.

The Implementation Agreement generally requires us to operate our business in the ordinary course pending consummation of the Transaction, but includes certain contractual restrictions on the conduct of our business that could affect our ability to execute on our business strategies and attain our financial goals, and the pendency of the Transaction and the completion of the conditions to closing could divert the time and attention of our management. The uncertainty caused by the combination of the LTXC merger, while it was pending, and the Transaction, has resulted in a significant distraction for our customers, vendors, management and employees and may harm our business and have a material adverse effect on our results of operations.

The Transaction has required, and will likely continue to require, us to incur significant additional costs.

Advantest’s unsolicited proposal to acquire all of our outstanding shares occurred during the pendency of our proposed merger with LTXC, and in connection with the termination of the merger agreement with LTXC, we were required to pay LTXC a $15 million break-up fee. Further, in addition to the legal, accounting and advisory fees associated with the Transaction generally, the compliance with the second request from the DOJ has required us to invest substantial human and financial resources, and resulted in the incurrence of significant additional expenses which have been material to our financial position and results of operations, including our financial results in the three months ended April 30, 2011. In addition, if the Transaction is terminated upon the occurrence of certain triggering events, as described in the Implementation Agreement, we may be required to pay Advantest a termination fee of $7.5 million.

Governmental authorities could seek to block or challenge Advantest’s proposed acquisition of all of our ordinary shares.

The proposed Transaction with Advantest is subject to review by the Antitrust Division of the DOJ and the FTC under the HSR Act. On February 18, 2011, the DOJ issued a second request under the HSR Act in connection with its review of Advantest’s proposal. Verigy and Advantest have certified substantial compliance with the second request and are actively working with the DOJ to facilitate the review of the Transaction. The second request required us to invest human and financial resources, and there can be no guarantee that the DOJ will clear any proposed Advantest transaction, in which case Advantest would not be able to consummate an acquisition of our ordinary shares unless and until Advantest prevailed in litigation against the DOJ. Such litigation would be time consuming and expensive and the outcome uncertain. In addition, the Transaction with Advantest is also subject to review by certain other governmental authorities under the antitrust laws of various other jurisdictions where Verigy and Advantest conduct business. Assuming all regulatory clearances, consents and approvals required to complete the acquisition of our ordinary shares were received, which cannot be guaranteed, even after the statutory waiting periods have expired, and after completion of the Transaction, governmental authorities could seek to block or challenge the Transaction as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin Advantest’s acquisition of our ordinary shares, before or after it is completed.

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

We would be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which either (i) at least 75% of our gross income is passive income or (ii) on average, the percentage of our assets that produce passive income or are held for the production of passive income is at least 50% (determined on an average gross value basis). We were not classified as a PFIC for the first half of fiscal year 2011 or in any prior taxable year. Whether we will, in fact, be classified as a PFIC for any subsequent taxable year depends on our assets and income over the course of the relevant taxable year and, as a result, cannot be predicted with certainty. In particular, because the total value of our assets for purposes of the asset test will be calculated based upon the market price of our ordinary shares, a significant and sustained decline in the market price of our ordinary shares and corresponding market capitalization relative to our passive assets could result in our being classified as a PFIC. There can be no assurance that we will not be classified as a PFIC in the future or the Internal Revenue Service will not challenge our determination concerning PFIC status for any prior period.

At times, our stock price has fluctuated significantly, and such fluctuations in the future could result in substantial losses for our investors.

The trading price of our ordinary shares has at times fluctuated significantly. For example, during the three months ended April 30, 2011, the trading price of our ordinary shares ranged from a low of $12.27 to a high of $15.09. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number		Incorporated By Reference
	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between Agilent and Verigy Ltd., effective May 31, 2006	S-1/A	333-132291	2.1	6/5/2006

2.2	Agreement and Plan of Merger by and among Verigy Ltd., Alisier Limited, Lobster-1 Merger Corporation, Lobster-2 Merger Corporation, and LTX-Credence Corporation, dated as November 17, 2010	8-K	000-52038	2.1	11/18/2010

2.3	Implementation Agreement by and between Advantest Corporation and Verigy Ltd. dated as of March 18, 2011	8-K	000-52038	2.1	03/28/2011

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

10.1**	Acquisition Payment Agreement by and between Verigy Ltd. and Keith L. Barnes, dated March 25, 2011.	8-K	000-52038	10.1	3/28/2011

10.2**	Addendum to the Managing Director’s Service Contract by and between Verigy Germany Gmbh and Hans-Jurgen Wagner, dated March 25, 2011	8-K	000-52038	10.2	3/28/2011

10.3**	Addendum to the Employment Contract by and between Verigy France SAS and Pascal Ronde, dated March 25, 2011	8-K	000-52038	10.3	3/28/2011

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number		Incorporated By Reference
	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Verigy, Ltd. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2011	By:	/S/ ROBERT J. NIKL
ROBERT J. NIKL
Executive Vice President and Chief Financial Officer

VERIGY LTD.

EXHIBIT INDEX

Exhibit Number		Incorporated By Reference
	Exhibit Description	Form	File Number	Exhibit	Date	Filed Herewith

2.1	Master Separation and Distribution Agreement between Agilent and Verigy Ltd., effective May 31, 2006	S-1/A	333-132291	2.1	6/5/2006

2.2	Agreement and Plan of Merger by and among Verigy Ltd., Alisier Limited, Lobster-1 Merger Corporation, Lobster-2 Merger Corporation, and LTX-Credence Corporation, dated as November 17, 2010	8-K	000-52038	2.1	11/18/2010

2.3	Implementation Agreement by and between Advantest Corporation and Verigy Ltd. dated as of March 18, 2011	8-K	000-52038	2.1	03/28/2011

3.1	Amended and Restated Memorandum and Articles of Association of Verigy Ltd.	S-1/A	333-132291	3.2	6/5/2006

4.1	Form of Specimen Share Certificate for Verigy Ltd.’s Ordinary Shares	S-1/A	333-132291	4.1	6/1/2006

10.1**	Acquisition Payment Agreement by and between Verigy Ltd. and Keith L. Barnes, dated March 25, 2011.	8-K	000-52038	10.1	3/28/2011

10.2**	Addendum to the Managing Director’s Service Contract by and between Verigy Germany Gmbh and Hans-Jurgen Wagner, dated March 25, 2011	8-K	000-52038	10.2	3/28/2011

10.3**	Addendum to the Employment Contract by and between Verigy France SAS and Pascal Ronde, dated March 25, 2011	8-K	000-52038	10.3	3/28/2011

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Verigy, Ltd. The purpose of submitting these XBRL documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.